Form 10-Q
period 1995-09-30
PLAYTEX PRODUCTS INC
filed 1995-11-14
CIK 842699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


    Delaware                        33-25485-01               51-0312772
-------------------------------    --------------------     --------------------
(State or other jurisdiction of   (Commission File No.)     (I.R.S. Employer
 incorporation or organization)                              Identification No.)




                                300 Nyala Farms
                         Westport, Connecticut 06880
                                (203) 341 - 4000
                            ------------------------
                            (Address, including zip
                                   code, and
                               telephone number,
                                 including area
                               code, of principal
                               executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

     At November 14, 1995, 50,879,701 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.


                                      INDEX


                                                                PAGE
                                                                ------


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                   3 - 15


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         16 - 20


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                       21


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits                                            21

         (b) Reports on Form 8-K                                 21


Signatures                                                       22

                                              PLAYTEX PRODUCTS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                                At September 30,   At December 31,
                                                                                      1995              1994
                                                                                ----------------   ---------------
                                                                                    (Unaudited)
                                    ASSETS
  Current assets:
      Cash and cash equivalents                                                     $ 55,844         $  10,373
      Receivables, less allowance for doubtful accounts                               70,948            49,238
      Inventories                                                                     40,258            41,583
      Current deferred taxes                                                          10,995            10,096
      Other current assets                                                             1,437             2,616
                                                                                    --------         ---------
      Total current assets                                                           179,482           113,906
Net property, plant and equipment                                                     51,787            47,057
Intangible assets, net:
      Excess of cost over net assets of acquired business                            324,674           315,276
      Patents, trademarks and other                                                   12,359            11,652
      Deferred financing costs                                                        17,603            23,392
Due from related party                                                                89,519            80,517
Other noncurrent assets                                                                7,600             7,600
                                                                                    --------         ---------
    Total assets                                                                    $683,024         $ 599,400
                                                                                    ========         =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                              $ 21,568         $  10,618
      Accrued expenses                                                                65,935            45,061
      Income taxes payable                                                             1,517             6,104
      Current maturities of long-term debt                                            20,000            34,500
                                                                                    --------         ---------
      Total current liabilities                                                      109,020            96,283
Long-term debt                                                                       727,500           841,200
Due to related party                                                                  88,005            78,893
Other noncurrent liabilities                                                          19,041            23,120
Deferred income taxes                                                                 28,065            25,901
                                                                                    --------         ---------
    Total liabilities                                                                971,631         1,065,397

Stockholder's equity:
    Common stock, $.01 par value, authorized 100,000,000 shares, issued
        50,879,701 shares at September 30, 1995; and authorized 75,000,000
        shares, issued 30,879,701 shares at December 31, 1994, respectively              509               309
    Additional paid-in capital                                                       423,517           254,417
    Retained earnings (deficit)                                                     (710,929)         (718,756)
    Foreign currency translation adjustment                                           (1,704)           (1,967)
                                                                                    --------         ----------

    Total stockholders' equity                                                      (288,607)         (465,997)
                                                                                    --------         ---------
    Total liabilities and stockholders' equity                                      $683,024         $ 599,400
                                                                                    ========         =========

           See condensed notes to consolidated financial statements.

                              PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months   Three Months
                                                                  Ended          Ended
                                                               September 30,  September 24,
                                                                   1995            1994
                                                               ------------  -------------
Net sales                                                         $111,744       $122,329
Cost of sales                                                       40,025         39,257
                                                                  --------       --------

    Gross profit                                                    71,719         83,072

Operating expenses:
    Advertising and sales promotion                                 25,501         24,523
    Selling and distribution                                        13,717         13,871
    Administrative                                                   4,306          4,175
    Amortization of intangibles                                      2,762          2,526
                                                                  --------       --------

        Total operating expenses                                    46,286         45,095
                                                                  --------       --------
        Operating earnings                                          25,433         37,977

Interest expense, including related party interest
    expense of $3,037 and $3,038, respectively, net of
    related party interest income of $3,001 and $3,002,
    respectively                                                    15,431         18,808
                                                                  --------       --------

        Earnings before income taxes                                10,002         19,169
Income taxes                                                         4,514          8,349
                                                                  --------       --------

        Net earnings                                              $  5,488       $ 10,820
                                                                  ========       ========
Weighted average shares outstanding                                 50,880         30,880
                                                                  ========       ========

Earnings per share (primary and fully diluted)                    $    .11       $    .35
                                                                  ========       ========

          See condensed notes to consolidated financial statements.

                            PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Nine Months    Nine Months
                                                                 Ended          Ended
                                                             September 30,   September 24,
                                                                 1995            1994
                                                             -------------   -------------
Net sales                                                      $ 380,138        $ 382,189
Cost of sales                                                    145,131          133,576
                                                               ---------        ---------
    Gross profit                                                 235,007          248,613

Operating expenses:
    Advertising and sales promotion                               90,303           82,056
    Selling and distribution                                      41,185           40,909
    Administrative                                                12,448           11,789
    Amortization of intangibles                                    8,180            7,519
                                                               ---------        ---------

        Total operating expenses                                 152,116          142,273
                                                               ---------        ---------
        Operating earnings                                        82,891          106,340

Interest expense, including related party interest
    expense of $9,112 and $9,113, respectively, net of
    related party interest income of $9,002 and $9,003,
    respectively                                                  55,067           55,771
                                                               ---------        ---------
    Earnings before income taxes and extraordinary loss           27,824           50,569

Income taxes                                                      12,062           23,630
                                                               ---------        ---------
    Earnings before extraordinary loss                            15,762           26,939

Extraordinary loss on early extinguishment of debt,
    net of $5,180 tax benefit                                     (7,935)             --
                                                               ---------        ---------
    Net earnings                                                   7,827           26,939

Preferred dividend requirements                                       --           (1,163)
                                                               ---------        ---------
    Net earnings available to common stockholders              $   7,827        $  25,776
                                                               =========        =========

Weighted average shares outstanding                               39,451           28,658
                                                               =========        =========

    Earnings per share after preferred dividend requirements (primary and fully diluted):

        Before extraordinary loss                              $     .40        $    .90
                                                               =========       =========

        Net earnings                                           $     .20       $     .90
                                                               =========       =========

          See condensed notes to consolidated financial statements.

                               PLAYTEX PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (In thousands)
                                    (Unaudited)

                                                                                                Foreign
                                                                Additional       Retained      Currency
                                                   Common         Paid-In        Earnings      Translation
                                                   Stock          Capital        (Deficit)     Adjustment
                                                -----------     ----------      ----------     ----------
Balance, December 31, 1994                           $ 309      $ 254,417       $(718,756)     $  (1,967)

     Net earnings                                       --             --           7,827             --

     Issuance of shares of common stock                200        169,100              --             --

     Foreign currency translation adjustment            --             --              --            263
                                                    ------      ----------      ---------      ---------
Balance, September 30, 1995                          $ 509      $ 423,517       $(710,929)     $  (1,704)
                                                    ======      ==========      =========      =========

               See condensed notes to consolidated financial statements.

                        PLAYTEX PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)

                                                                             Nine Months    Nine Months
                                                                                Ended          Ended
                                                                            September 30,  September 24,
                                                                                1995           1994
                                                                            -------------  ------------
Net cash flow from operations                                                 $  45,499     $  41,368
                                                                              ---------     ---------

Cash flows used for investing activities:
    Purchases of property, plant and equipment                                  (10,862)       (5,243)
    Businesses acquired                                                         (21,660)       (7,000)
                                                                              ---------     ---------

    Net cash used for investing activities                                      (32,522)      (12,243)
                                                                              ---------     ---------

Cash flows from (used for) financing activities:
    Borrowings (repayments) under working credit facilities, net                (47,700)       34,950
    Long-term debt borrowings                                                   387,500       860,000
    Long-term debt payments                                                    (468,000)     (946,413)
    Payment of financing costs                                                   (8,800)      (25,750)
    Payment of recapitalization costs                                                --       (42,543)
    Redemption of preferred stock                                                    --      (140,807)
    Issuance of shares of common stock, net                                     169,300       244,316
    Consent fee paid to Sara Lee                                                     --       (15,000)
    Other, net                                                                      194        (1,859)
                                                                              ---------     ---------

Net cash from (used for) financing activities                                    32,494       (33,106)
                                                                              ----------    ---------
Increase (decrease) in cash                                                      45,471        (3,981)
Cash at beginning of period                                                      10,373        15,387
                                                                              ---------     ----------

Cash at end of period                                                         $  55,844     $  11,406
                                                                              =========     =========

The following is a reconciliation between net earnings
    and net cash flows from operations:
Net earnings                                                                  $   7,827     $  26,939
Non-cash items included in earnings:
    Extraordinary loss                                                            7,935          --
    Amortization of intangibles                                                   8,180         7,519
    Amortization of debt discount and deferred financing costs                    1,756         1,713
    Depreciation                                                                  6,316         5,533
    Deferred taxes                                                                6,445        21,567
    Other, net                                                                      110           112
Net (increase) in receivables, inventories, payables and other                   (3,099)      (31,224)
Increase in interest accrued but not paid                                        10,029         9,209
                                                                              ---------     ----------

Net cash flow from operations                                                 $  45,499     $  41,368
                                                                              =========     =========

             See condensed notes to consolidated financial statements.

                            PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION


          1.   Statement of Information Furnished

               The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of Playtex. The results of the interim period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

               The Company presumes that users of  this Quarterly Report on
          Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

          2.   The 1995 Transaction

               On June 6, 1995, following the receipt of stockholder approval at the Annual Meeting of Stockholders (the "Annual Meeting"), the Company consummated the sale of 20 million shares of common stock of the Company, par value $.01 per share (the "Common Stock"), at a price of $9 per share to HWH Capital Partners, L.P., HWH Valentine Partners, L.P., and HWH Surplus Valentine Partners, L.P. (collectively, the "Investors"), each a Delaware limited partnership managed by Haas Wheat & Partners Incorporated ("HWP"), pursuant to a Stock Purchase Agreement, dated as of March 17, 1995, between the Company and the Investors. The Investors' shares constitute approximately 40% of the Company's outstanding Common Stock. At the Annual Meeting, designees of the Investors were elected by the Company's stockholders as a majority of the Company's Board of Directors. Costs and expenses associated with the sale (the "Investment"), including advisory fees, investment banking, legal and certain other expenses, amounted to approximately $10.7 million. The net proceeds of the Investment were used by the Company, together with borrowings under the 1995 Credit Agreement (as defined below), to refinance all borrowings under the 1994 Credit Agreement (as defined in note 3).

               Contemporaneously with the Investment, the Company entered into a new bank credit agreement (the "1995 Credit Agreement" and, together with the Investment, the "1995 Transaction") which provides for a new credit facility in the aggregate amount of $500.0 million consisting of: (i) $387.5 million in term loans (the "1995 Term Loan Facility"), (ii) a $75 million revolving credit facility (the "1995 Working Capital Facility") and (iii) a $37.5 million acquisition revolving credit facility (the "1995 Acquisition Credit Facility").

                            PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

          3.   The 1994 Recapitalization

               During the first quarter of fiscal 1994, Playtex completed a recapitalization plan (the "1994 Recapitalization") designed to reduce indebtedness, interest expense and preferred stock dividend requirements and to improve Playtex's cash flow and operating and financial flexibility. The 1994 Recapitalization included transactions effected by Playtex and its former subsidiary Playtex Family Products Corporation ("Family Products"), which was subsequently merged into Playtex. Therefore, all references to Playtex include the activities of the merged companies.

               The principal elements of the 1994 Recapitalization included: (a) the issuance of 20 million shares of Common Stock, at a price of $13.00 per share, (b) borrowings from banks of $500.0 million under a term loan facility (the "1994 Term Loan Facility") and of approximately $35.0 million under a $75.0 million working capital facility (the "1994 Working Capital Facility" and, together with the 1994 Term Loan Facility, the "1994 Credit Agreement") and (c) the issuance of $360.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2003 (the "9% Notes").

               The net proceeds from the 1994 Recapitalization were used to retire the following outstanding indebtedness (including premiums and accrued interest) and preferred stocks (including accrued dividends): (a) indebtedness under the Company's previous term loan and revolving credit facilities, (b) the 11 1/2% Senior Secured Notes due 1997, (c) the Senior Subordinated Discount Notes due 1997, (d) the 13 1/2% Senior Subordinated Notes due 1998, (e) the 15% Subordinated Notes due 2000, (f) the Series C Preferred Stock, (g) the Series B Preferred Stock and (h) the Family Products Junior Preferred Stock. In addition, the Company paid a $15 million consent fee to Sara Lee Corporation in consideration for the early termination of Sara Lee's option to acquire the remaining common stock of the Company. The 1994 Recapitalization and related public debt and preferred stock redemptions were completed on March 4, 1994.

          4.   Acquired Assets

               Playtex entered into an Asset Purchase and Sale Agreement, dated as of December 22, 1994, with Reckitt & Coleman, Inc., a Delaware corporation ("R&C"), pursuant to which Playtex acquired certain assets of the Woolite(R) rug and upholstery cleaning products business of R&C (the "Acquired Assets") under an exclusive, royalty-free trademark license in perpetuity in the United States and Canada. The purchase price for the Acquired Assets, exclusive of $0.1 million for legal and other costs, was $27.1 million, which was paid in cash on February 24, 1995 with borrowings under the 1994 Working Capital Facility. The excess of the purchase price over the fair value of the assets acquired (approximately $17.3 million) was allocated to excess of cost over net assets of acquired businesses ("Excess Cost").

                               PLAYTEX PRODUCTS, INC.

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          5.   Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):


                                                   September 30,   December 31,
                                                       1995            1994
                                                   -------------   ------------

        Receivables:
             Gross                                    $  73,680       $  51,584
             Less allowance for doubtful accounts        (2,732)         (2,346)
                                                      ---------       ---------
                 Net                                  $  70,948       $  49,238
                                                      =========       =========


        Inventories:

             Raw materials                            $  15,276       $  12,602
             Work in process                              1,120           1,371
             Finished goods                              23,862          27,610
                                                      ---------       ---------
                 Total                                $  40,258       $  41,583
                                                      =========       =========


        Net property, plant and equipment:
             Land                                     $   1,190      $    1,190
             Buildings                                   24,265          17,352
             Machinery and equipment                     84,071          79,805
                                                      ---------       ---------

                                                        109,526          98,347
             Less accumulated depreciation              (57,739)        (51,290)
                                                      ---------       ---------

                 Net                                  $  51,787       $  47,057
                                                      =========       =========

        Excess cost:

             Gross                                    $ 409,325        $392,040
             Less accumulated amortization              (84,651)        (76,764)
                                                      ---------       ---------

                 Net                                  $ 324,674        $315,276
                                                      =========       =========


        Patents, trademarks and other:
             Gross                                    $  23,769       $  22,769
             Less accumulated amortization              (11,410)        (11,117)
                                                      ---------       ---------

                 Net                                  $  12,359       $  11,652
                                                      =========       =========


        Deferred financing costs:
             Gross                                    $  19,150       $  25,750
             Less accumulated amortization               (1,547)         (2,358)
                                                      ---------       ---------
                 Net                                  $  17,603       $  23,392
                                                      =========       =========

                               PLAYTEX PRODUCTS, INC.

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          5.      Balance Sheet Components (continued)

                                                                            September 30,     December 31,
                                                                               1995              1994
                                                                             ------------     ------------
                  Accrued expenses:
                     Advertising and sales promotion                          $ 27,057         $  20,354
                     Interest                                                   14,111             4,082
                     Employee compensation and benefits                         10,104            10,185
                     Insurance                                                   4,573             4,426
                     Other                                                      10,090             6,014
                                                                               ---------        ---------
                        Total                                                 $ 65,935         $  45,061
                                                                               =========        =========
          6.      Due from Related Party
                  Due from  related party consists of a 15% debenture in aggregate  principal amount of $40 million issued  by  Playtex Apparel Partners,  L.P. (the  "Apparel Partnership"),  together with unpaid accrued interest thereon.  The principal of and any unpaid accrued interest on the debenture are payable in cash by the Apparel
          Partnership on December 15, 2003.

          7.      Long-Term Debt
                  Long-term debt consists of the following (in thousands):

                                                                            September 30,     December 31,
                                                                                1995            1994
                                                                            -------------     ------------
                  1995 Credit Agreement:
                     1995 Term Loan Facility                                  $387,500          $    --
                     1995 Working Capital Facility                                  --               --
                     1995 Acquisition Credit Facility                               --               --

                  1994 Credit Agreement:
                     1994 Term Loan Facility                                        --           468,000
                     1994 Working Capital Facility                                  --            47,700

                  9% Senior Subordinated Notes due 2003                        360,000           360,000
                                                                              --------          --------
                                                                               747,500           875,700
                  Less current maturities                                      (20,000)          (34,500)
                                                                              --------          --------

                     Total long-term debt                                     $727,500          $841,200
                                                                              ========          ========

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION

          7.      Long-Term Debt  (continued)

                  On  June 6, 1995, as part of the 1995 Transaction,
          Playtex entered into the 1995 Credit Agreement, which provided for borrowings of $387.5 million under the 1995 Term Loan Facility, and up to $75.0 million and $37.5 million under the 1995 Working
          Capital  Facility  and  the  1995  Acquisition  Credit  Facility,
          respectively.   At September 30, 1995,  borrowings under the 1995
          Term Loan  Facility amounted  to $387.5  million.   The 1995 Term
          Loan Facility provides for semi-annual repayments of principal, including payments of $10.0 million due on March 15, 1996 and September 15, 1996. At September 30, 1995, no borrowings were outstanding under the 1995 Working Capital Facility or the 1995
          Acquisition  Credit  Facility.     Commitments  under  the   1995
          Acquisition Credit Facility are automatically and permanently reduced semi-annually at a rate of $6.25 million beginning March
          15, 2000. All borrowings under the 1995 Credit Agreement have a final maturity of June 30, 2002.

               The rate of interest on borrowings under the 1995 Credit Agreement is, at Playtex's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $100,000 per annum are also required. At September 30, 1995, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $110.1 million.

               The provisions of the 1995 Credit Agreement require  Playtex to meet certain financial covenants and ratios and also include limitations or restrictions on: new indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% Notes also contain restrictions and requirements with regard to similar matters. Under the terms of the 1995 Credit Agreement and the 9% Notes, payment of cash dividends on the common stock of Playtex is restricted.

               On June 9, 1995, the Company entered into an interest rate protection agreement such that, for a two year period from July 6, 1995, interest expense with respect to $125 million of its variable rate outstanding indebtedness is at fixed rates. The agreement can be extended, at the option of the counterparty, for an additional one year period. The agreement provides for quarterly payments by Playtex at a rate of 6.17% up to October 6, 1995 and at a rate of 5.96% until July 7, 1997 (or July 6, 1998 if the counterparty exercises its option to extend the agreement) and receipt of payments from the counterparty at a 90-day LIBOR rate. Net receipts or payments under the swap agreement are recognized as an adjustment to interest expense. On June 13, 1995, the Company terminated a prior interest rate protection agreement which hedged interest expense on $90 million of indebtedness for a three year period from April 1, 1994 at levels higher than the current agreement.

               Effective July 25, 1995, the Company entered into another similar interest rate protection agreement to fix interest expense with respect to an additional $100 million of its outstanding indebtedness. This agreement provides for quarterly payments by Playtex at a rate of 5.825% and receipt of quarterly payments from the counterparty at a 90-day LIBOR rate until July 25, 1997 (or July 25, 1998, if extended by the counterparty).

               On February 2, 1994, pursuant to the 1994 Recapitalization, Playtex entered into the 1994 Credit Agreement consisting of a 1994 Term Loan Facility and a 1994 Working Capital Facility which provided for borrowings of $500 million and of up to $75 million respectively. The rate of interest on borrowings under the 1994 Credit Agreement was, at Playtex's option, a function of various alternative short-term borrowing rates, as defined in the 1994 Credit Agreement. In connection with the 1995 Transaction, all amounts outstanding under the 1994 Credit Agreement were refinanced on June 6, 1995.

               At September 30, 1995 and September 24, 1994, the weighted average interest rate for the above borrowings was 7.34% and 7.49%, respectively. In addition, the weighted average interest rate was 8.25% and 6.92%, and 7.41% and 7.52% for the nine month and three month periods ended September 30, 1995 and September 24, 1994, respectively.

               On February 2, 1994, Playtex issued $360.0 million aggregate principal amount of 9% Notes. Interest on the 9% Notes is payable in cash semi-annually on each June 15 and December 15. Principal of the Notes is due on December 15, 2003.

          8.   Due to Related Party

               Due to  related party  consists of  15 1/2% Subordinated  Notes
          held  by  the  Apparel  Partnership.     Interest  on  the   15 1/2%
          Subordinated Notes  is payable annually in cash  on each December
          15. However, with respect to any such interest amount payable prior to maturity, Playtex may elect and elected for periods through December 15, 1993 to make such payments in additional
          15 1/2% Subordinated Notes.   On December 15,  1994, Playtex paid in
          cash the accrued  interest for the period  from December 16, 1993
          to December 15, 1994.   Principal and any unpaid accrued interest
          on the 15 1/2% Subordinated Notes are payable in cash on December 15, 2003.

          9.   Supplemental Cash Flow Information

               Cash payments for interest were $42.2 million and $44.8 million during the first nine months of 1995 and 1994, respectively. Cash payments for income taxes were $10.2 million and $2.2 million during the first nine months of 1995 and 1994, respectively.

          10.  Extraordinary Loss

               In June 1995, in connection with the 1995 Transaction, Playtex recorded an extraordinary loss of $7.9 million (net of income tax benefit of $5.2 million), for costs and expenses related to the refinancing of all amounts under its 1994 Credit Agreement. Such expenses consisted of the write-off of the unamortized portion of deferred financing costs associated with the 1994 Credit Agreement. See note 2.

          11.  Earnings Per Share

               Earnings per share is calculated using net earnings less the dividend requirements on preferred stock, divided by the weighted average number of common shares issued and outstanding for the periods presented. In connection with the 1994 Recapitalization, Playtex effected a 1 for 4.6296 reverse stock split. All per share information has been adjusted to reflect the reverse stock split on a retroactive basis. At September 30, 1995 and at December 31, 1994, no shares of common stock were held in treasury. Assuming that the Investment took place on January 1, 1995 and the net proceeds from the 1995 Transaction were used to retire outstanding debt under the 1994 Credit Agreement at that date, earnings per share would have been $0.38 for the nine months ended September 30, 1995.


          12.  Contingent Liabilities

               In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which Playtex or any of its subsidiaries is a party which would have a materially adverse effect on the consolidated financial position, results of operations or cash flows of Playtex.

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


          13.  Subsequent Events

               On October 5, 1995 Playtex amended the 1995 Credit Agreement. Included in the changes to this agreement was a change in certain financial covenants and a 25 basis point increase in interest rates until such time as certain conditions are met.

               On October 17, 1995 Playtex entered into an agreement with the shareholders of Banana Boat Holding Corporation ("BBH") to acquire the 78% of BBH's equity not currently owned by the Company for a purchase price of approximately $40.4 million plus the retirement of $27.1 million of BBH's long-term debt, the assumption of BBH's working capital facility and the payment of accrued interest and transaction fees of approximately $4.5 million. On October 31, 1995 the transaction was completed. Following this acquisition, the Company's ownership of BBH, the manufacturer of Banana Boat sun and skin care products, increased from 22% to 100%. The Company has historically realized 42.5% of operating profits from the sale of Banana Boat products, in accordance with the terms of a distribution agreement between BBH and the Company. The transaction was financed with approximately $34.5 million of existing cash balances and advances on its acquisition credit facility of $37.5 million.

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION





          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission (No. 33-25485).

          Results of Operations
          ---------------------

          Three Months Ended September 30, 1995 compared to
             Three Months Ended September 24, 1994:

               Net  Sales -  Net sales  of $111.7  million for  the quarter ended September 30, 1995 were $10.6 million, or 8.7%, lower than for the same quarter in fiscal 1994. The lower volume was primarily in tampons ($17.4 million), sun care ($2.3 million), and hair care ($1.4 million), partially offset by higher sales in household products ($7.9 million) and infant care ($2.8 million).


               The lower tampon sales continue to reflect the impact of intense competitive pressures. This decrease can partially be attributed to a slow down in shipments due to heavy trade inventory following significant promotional activity in the first half of 1995. In addition, third quarter 1994 tampon sales were at record levels due to a strong promotional campaign. The third quarter of 1995 did not have a corresponding tampon promotional campaign.

               In infant care, the higher volume resulted primarily from the continued success of the Spill-Proof (R) Cup, the fastest growing cup in the category.

               The  household   products  volume   increase  reflects   the
          inclusion in the fiscal 1995 quarter of the Woolite (R) rug and upholstery cleaning products business which was acquired in
          February 1995.   In addition, net sales  of gloves increased 6.8%
          versus the same quarter in 1994.

               Sun care net sales for the third quarter were down $2.3 million from the same quarter of fiscal 1994. The decrease was partially due to timing of shipments and steps taken by the Company to manage the seasonal nature of the sun care business and reduce returns.

               In hair  care, Jhirmack's  (R) lower  volume reflects  reduced
          product  shipment  to  retailers  as  a  result  of   significant
          competitive pressures.

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


               Gross Profit - Gross profit of $71.7 million for the third quarter of fiscal 1995 decreased by $11.4 million, or 13.7%, from the corresponding fiscal 1994 quarter primarily as a result of lower sales levels, a shift in sales mix to lower margin products, and increased product costs. As a result, gross profit as a percentage of net sales was 64.2% for the third quarter of fiscal 1995 compared to 67.9% for the same quarter in fiscal 1994.

               Operating Earnings - Operating earnings of $25.4 million for the third quarter of 1995 were $12.5 million, or 33%, lower than for the comparable period in fiscal 1994. The lower operating earnings resulted from the lower sales levels, the gross margin decrease described above and a $1.0 million increase in advertising and promotional spending. All other operating expenses increased by $0.2 million.

               Interest Expense - Decreased interest expense resulted from the reduction in long-term debt effected on June 6, 1995 as a result of the 1995 Transaction, slightly lower interest rates in the third quarter of fiscal 1995 versus fiscal 1994, and an increase in interest income generated on cash equivalents.

               Net Earnings - Net earnings of $5.5 million for the third quarter of fiscal 1995 were $5.3 million, or 49.3%, lower than for the same quarter in fiscal 1994. The unfavorable variance resulted from the combined effect of all factors described above.

          Nine Months Ended September 30, 1995 compared to
             Nine Months Ended September 24, 1994:

               Net Sales - Net sales of $380.1 million for the nine months ended September 30, 1995 were $2.1 million, or 0.5%, lower than for the same period last year. The lower volume was primarily in tampons ($23.5 million) and hair care ($8.4 million), partly offset by higher volumes in infant care ($9.1 million), household products ($17.7 million) and sun care ($2.9 million).

               In tampons, the lower net sales resulted from the Company's lower market share versus the 1994 period and lower net sales of
          Silk Glide  (R) compared  to the  fiscal 1994  period.   Hair  care
          continues to operate in a very difficult business environment.

               The higher  infant  care net  sales reflect  the  impact  of
          SmileTote (R) which was acquired in July of 1994 and the success of
          the  Spill-Proof (R)  cup.   Household  products net  sales include
          Woolite (R) rug and upholstery cleaning products, which were acquired in February 1995 and therefore were not included in the
          1994 period.   In sun care, the  sales increase reflects year-to-
          date unit growth over the prior year. Market share (as measured by A.C. Nielsen through September 2, 1995) has grown to 16.1% from 14.7% for the same period a year ago.

                               PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


               Gross Profit - Gross profit of $235.0 million for the first nine months of fiscal 1995 decreased by $13.6 million, or 5.5%, from the first nine months of fiscal 1994 primarily as a result of lower sales, a shift in sales mix to lower margin products, and increased product costs. As a result, the gross profit as a percentage of net sales was 61.8% for the current nine month period compared to 65.0% for the same period in fiscal 1994.

               Operating Earnings - Operating earnings of $82.9 million for the nine months ended September 30, 1995 were $23.4 million, or
          22.1%,  lower  than for  the same  period  in fiscal  1994.   The
          decrease was due to the lower sales level, the lower gross margin described above and an increase in advertising and promotional spending of $8.2 million, primarily in support of tampons and
          Woolite  (R)  rug  and  upholstery cleaning  products.   All  other
          operating expenses were $1.6 million dollars higher than the comparable period in fiscal 1994.

               Interest Expense - Decreased interest expense reflects the reduction in long-term debt effected on June 6, 1995 as a result of the 1995 Transaction partly offset by higher average interest rates in the first nine months of fiscal 1995 compared to the same period in 1994.

               Earnings Before Extraordinary Loss - Earnings before extraordinary loss of $15.8 million for the nine months ended September 30, 1995 were $11.1 million, or 41%, lower than for the same period in fiscal 1994. The unfavorable variance resulted from the combined effect of all the factors described above.

          Financial Condition
          -------------------


               During the second quarter, Playtex sold 20 million shares of common stock at a price of $9 per share to an investor group. The proceeds (net of cost and expenses associated with the
          Transaction) of approximately $169.3 million were used by the Company, together with borrowings under the 1995 Credit Agreement (as discussed below), to refinance all borrowings under its previous credit agreement.

               Also during the second quarter, the Company entered into a new credit agreement ("1995 Credit Agreement") totaling $500.0 million consisting of: (i) $387.5 million in term loans, (ii) a $75 million revolving credit facility, and (iii) a $37.5 million acquisition revolving credit facility.

               The Company has entered into two interest rate projection agreements to minimize its variable rate interest risks by effectively converting $225 million of borrowings from variable rate to fixed rate debt for a specified period of time.

                               PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


               At September 30, 1995, the Company's working capital (excluding current portion long-term debt) increased by $38.4 million to $90.5 million from $52.1 million at December 31, 1994. On a component basis: a) cash increased by $45.5 million, due primarily to proceeds from the 1995 Transaction, b) receivables increased by $21.7 million, principally due to an increase in sales in the third quarter of 1995 when compared with the fourth quarter of 1994 and the seasonal nature of sun care product sales and extended credit terms. These working capital increases were partly offset by a) a $20.9 million increase in accrued expenses resulting primarily from the timing of interest payments within the period and from increased advertising payables associated with increased spending in the third quarter of 1995 versus the fourth quarter of 1994 and, b) an increase in trade payables of $11.0 million, due primarily to the timing of payments for sun care products purchased from a wholly owned subsidiary of Banana Boat Holding Corporation. All other working capital components increased by a net $3.1 million.

               Long-term debt (including current portion) of $747.5 million at September 30,  1995 was $128.2 million  lower than at December
          31,  1994.   The  net decrease  in long-term  borrowings reflects
          principal  repayments  made  with the  $169.3  million  net  cash
          proceeds from  the Investment, and   a $14.5  million decrease in
          current maturities of long-term debt pursuant to the 1995 Transaction, partly offset by a $37.5 million increase in cash
          and  cash   equivalents,  and  approximately   $20.0  million  of
          borrowings used during the first quarter of fiscal 1995 for the purchase of the Woolite (R) rug and upholstery cleaning products
          business.   On  September 30, 1995, approximately  $110.1 million
          was available to be borrowed by the Company under the 1995 Credit Agreement.

               The Company believes that it will generate sufficient cash flow from operations to be able to make the scheduled interest and principal payments under the 1995 Credit Agreement and interest payments on the 9% Notes; however the Company does not expect to generate sufficient cash flow from operations to make the principal payment due in 2003 on the 9% Notes. Accordingly, the Company will have to either refinance its obligations with respect to the 9% Notes prior to maturity, sell assets or raise equity capital to repay the principal amount of the 9% Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on its financial and operating performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

               Recent Events - On October 5, 1995 Playtex amended the 1995 Credit Agreement. Included in the changes to this agreement was a change in certain financial covenants and a 25 basis point increase in interest rates until such time as certain conditions are met.

                               PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


               On October 17, 1995 Playtex entered into an agreement with the shareholders of Banana Boat Holding Corporation ("BBH") to acquire the 78% of BBH's equity not currently owned by the Company for a purchase price of approximately $40.4 million plus the retirement of $27.1 million of BBH's long-term debt, the assumption of BBH's working capital facility and the payment of accrued interest and transaction fees of approximately $4.5
          million.   On October  31, 1995  the transaction  was completed.
          Following this acquisition, the Company's ownership of BBH, the manufacturer of Banana Boat sun and skin care products, increased from 22% to 100%. Playtex has historically realized 42.5% of operating profits from the sale of Banana Boat products, in accordance with the terms of a distribution agreement between BBH and the Company. The transaction was financed with approximately $34.5 million of existing cash balances and advances on its acquisition credit facility of $37.5 million.

               The Company believes that the acquisition and its resulting additional debt will not adversely impact its ability (1) to make the scheduled interest and principal payments under the 1995 Credit Agreement, (2) to permit anticipated capital expenditures and (3) to fund working capital and other cash requirements.

                                PLAYTEX PRODUCTS, INC.

                             PART II - OTHER INFORMATION



          Item  1. Legal Proceedings

               The following  should be  read in  conjunction with Part  1,
               Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

               As of the  end of October 1995,  there were approximately 21
               pending  TSS   claims  relating  to   Playtex  tampons,
               although additional claims may be made in the future.

               In the pending case of "Harding, Hayes v. Tambrands, Inc. and Playtex Family Products Corp.", the action against Tambrands has been severed from the action against Playtex. The plaintiff in the action against Playtex has filed a motion for class certification and Playtex's brief in
               opposition has been filed in response.   A court  hearing  was
               held on the motion for class certification in October of 1995 and the decision is pending. Other motions are either pending or still being briefed.


          Item  6.  Exhibits and Reports on Form 8-K

               a.  Exhibits

                   None


               b.  Reports on Form 8-K

               On November 14, 1995, the Company filed with the Commission a Current Report of Form 8-K dated 14, 1995, pursuant to Item 2 and 7 of Form 8-K, with respect to the transaction described in note 13 of the condensed notes to the unaudited consolidated financial statements included elsewhere in this quarterly report.

                                      SIGNATURES




               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PLAYTEX PRODUCTS, INC.





      Date:   November 14, 1995             By:  /s/Michael R. Gallagher
            --------------------                -------------------------
                                                 Michael R. Gallagher
                                                 Chief Executive Officer





      Date:  November 14, 1995             By:    /s/Michael F. Goss
            --------------------                -------------------------
                                                 Michael F. Goss
                                                 Executive Vice President and
                                                 Chief Financial Officer