Form 10-Q/A
period 1995-09-30
PLAYTEX PRODUCTS INC
filed 1996-01-10
CIK 842699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-Q/A
                                Amendment No. 1

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


        Delaware            33-25485-01                 51-0312772
    (State or other      (Commission File No.)       (I.R.S. Employer
    jurisdiction of            No.)                 Identification No.)
    incorporation or
     organization)


                                300 Nyala Farms
                            Westport, Connecticut
                                     06880
                               (203) 341 - 4000
                         -----------------------------
                       (Address, including zip code, and
                        telephone number, including area
                      code, of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---


     At January 10, 1996, 50,879,701 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.


                                     INDEX


                                                                         PAGE
                                                                        ------


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                           3 - 15


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  16 - 20


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                 21


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits                                                      21

         (b) Reports on Form 8-K                                           21


Signatures                                                                 22

                             PLAYTEX PRODUCTS, INC.

                          PART II - OTHER INFORMATION






Item  6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          (27)     Financial Data Schedule


       b. Reports on Form 8-K

          On November 14, 1995, the Company filed with the Commission a Current Report on Form 8-K dated November 14, 1995, pursuant to Items 2 and 7 of Form 8-K, with respect to the transaction described in note 13 of the condensed notes to the unaudited consolidated financial statements included elsewhere in this quarterly report.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PLAYTEX PRODUCTS, INC.





Date:  January 10, 1996                   By:   /s/Michael R. Gallagher
      -------------------                    ------------------------------

                                               Michael R. Gallagher
                                               Chief Executive Officer







Date   January 10, 1996                   By:   /s/Michael F. Goss
      -------------------                    ------------------------------

                                               Michael F. Goss
                                               Executive Vice President and
                                               Chief Financial Officer