Form 10-K
period 1995-12-30
PLAYTEX PRODUCTS INC
filed 1996-03-28
CIK 842699

Securities and Exchange Commission

                             Washington, D.C.  20549
                                  ____________

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 30, 1995

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______.

                         Commission File No. 33-25485-01

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                           51-0312772
    (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                              Identification
                                                                      No.)

          300 Nyala Farms Road                                      06880
          Westport, Connecticut                                  (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code  (203) 341-4000


     Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                Title of each class                   on which registered
                -------------------                ------------------------

     Common Stock, par value $.01 per share       New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act:  None

                                    FORM 10-K

                           (Facing Sheet Continuation)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes X     No
   ---      -----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996 was $197,908,035. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

     At March 18, 1996, 50,879,701 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.


                      Documents incorporated by reference:

                              Document                                Part of Form 10-K
                              --------                                -----------------
     Portions of the registrant's Annual Report to Stockholders             II, IV
     for the fiscal year ended December 30, 1995 (the "Annual
     Report") (inside front cover and pages 8 through 24).

     Registrant's definitive Proxy Statement (the "Proxy Statement")          III
     for the Annual Meeting of Stockholders to be held on May 22, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended
     December 30, 1995 pursuant to Regulation 14A.
                               - - - - - - - - - -

                             TABLE OF CONTENTS



                                                                      Page
                                                                      ----



                                   PART I
                                   ------

     Item 1.   Business                                                 4
     Item 2.   Properties                                              15
     Item 3.   Legal Proceedings                                       16
     Item 4.   Submission of Matters to a Vote of Security Holders     18


                                  PART II
                                  -------

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                     19
     Item 6.   Selected Financial Data                                 19
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     19
     Item 8.   Financial Statements and Supplementary Data             19
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  19


                                  PART III
                                  --------

     Item 10.  Directors and Executive Officers of the Registrant      20
     Item 11.  Executive Compensation                                  20
     Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management                                           20
     Item 13.  Certain Relationships and Related Transactions          20


                                  PART IV
                                  -------

     Item 14.  Exhibits, Financial Statement Schedule and Reports on
                  Form 8-K                                             21


     Signatures                                                        25

                                        PART I
                                        ------



     Item 1.   Business

     A.   History

          The Playtex businesses were founded in 1932 under the name International Latex Company and operated for many years prior to 1986 under the name International Playtex, Inc. ("IPI"). In the mid-1950's, using the latex technology developed for the manufacture of girdles, Playtex began to market household gloves, the first of many products to constitute its Family Products division. Through the marketing of gloves, the addition of disposable nursers in the mid-1960's, and the acquisition in 1967 and subsequent expansion of its tampon manufacturing business, Playtex established a major presence in the drug store, supermarket and mass merchandise classes of trade. In 1979, Playtex acquired the Jhirmack
                                                                  --------
     (registered trademark) line of salon quality hair care products.  In
     May 1989, Playtex acquired the Cherubs(registered trademark) Collection,
                                    -------
     providing an established entry into the hard baby bottle market.  In
     July 1994, Playtex acquired the SmileTote(registered trademark) line of
                                     ---------
     infant/toddler cups and bottles. In February 1995, Playtex purchased the assets of the Woolite(registered trademark) Rug and Upholstery cleaning business ("Woolite"). In October 1995, Playtex acquired the remaining 78% of common stock, not previously owned by Playtex, of Banana Boat Holding Corporation, the manufacturer of Banana Boat sun and skin care products.

          In late 1986, Playtex Holdings, Inc. ("Holdings") and certain of its subsidiaries were organized by an investor group to effect a management leveraged buyout of the businesses of IPI. Playtex Products, Inc. (including, as the context requires, its subsidiaries, the "Company") was organized in 1988 by an investor group consisting of certain senior executives of Holdings, the ML-Lee Acquisition Fund, L.P., a Delaware limited partnership, the Thomas H. Lee Company and certain senior executives of the Thomas H. Lee Company and certain other investors, to effect the acquisition of the Playtex Family Products and Jhirmack
                                                               --------
     businesses from Holdings (the "1988 Acquisition").

          On December 28, 1988, the Company consummated the 1988 Acquisition. Concurrently, Playtex Apparel, Inc. ("Apparel"), an indirect wholly owned subsidiary of Holdings, after the repayment of $340 million of intercompany indebtedness, was divested to Playtex Apparel Partners, L.P. (the "Apparel Partnership"), a limited partnership owned by Joel E. Smilow and the operating management of Apparel, for a $40 million subordinated debenture.

          On November 19, 1991, Apparel was sold by the Apparel Partnership to and became a wholly owned subsidiary of Sara Lee Corporation ("Sara Lee"). On December 20, 1991, the Company and its stockholders (the "Playtex Stockholders") completed a transaction with Sara Lee (the "Sara Lee Transaction") which included, among other things, (i) the acquisition by Sara Lee of convertible preferred stock of the Company (the "Series C Preferred Stock"), that together with shares of the Company's common stock (the "Common Stock") purchased from the Playtex Stockholders, gave Sara Lee 25% of the voting and dividend rights in the Company; and (ii) the sale of an option in favor of Sara Lee to acquire all of the remaining outstanding shares of Common Stock (the "Sara Lee Option"). In connection with the 1994 Recapitalization (as defined and discussed below), the Sara Lee Option was terminated and the Series C Preferred Stock was redeemed.

          In December 1992, the Company acquired, for $5 million, a 22% common equity interest (17.5% on a fully diluted basis) in Banana Boat Holding Corporation ("BBH") in conjunction with the acquisition by BBH's wholly-owned subsidiary, Sun Pharmaceuticals Corp. ("Sun"), of the assets and certain liabilities of Sun Pharmaceuticals, Ltd. BBH was controlled by Thomas H. Lee Equity Partners, L.P. and other employees and affiliates of Thomas H. Lee Company. Sun manufactured and marketed a line of sun and skin care products in the United States and abroad under the
     Banana Boat(registered trademark) and other trademarks.  Concurrent with
     -----------
     its acquisition of the equity interest in BBH, the Company entered into a distribution agreement with Sun under which it began to distribute
     Banana Boat sun and skin care products for Sun from November 1993 to
     -----------
     October 1995 (see "the BBH Acquisition"). Sun also has distribution agreements with unrelated third parties.

          The 1994 Recapitalization

          During the first quarter of fiscal 1994, the Company issued 20 million shares of Common Stock, par value $.01 per share (the "Common Stock"), at a price of $13.00 per share as part of a recapitalization plan (the "1994 Recapitalization") designed to reduce indebtedness, interest expense and preferred stock dividend requirements and to improve Playtex's cash flow and operating and financial flexibility. The 1994 Recapitalization included transactions effected by the Company and its subsidiary Playtex Family Products Corporation ("Family Products"), which was merged into the Company on March 8, 1994. Therefore, all references to the Company include the activities of the merged companies. In addition to the issuance of shares of Common Stock, the principal elements of the Recapitalization included: (a) borrowings from banks of $500.0 million under a new term loan facility (the "1994 Term Loan") and of approximately $40.0 million under a $75.0 million new working capital facility (the "1994 Revolving Credit Facility" and, together with the 1994 Term Loan, the "1994 Credit Agreement") and (b) the issuance of $360.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

          The net proceeds from the 1994 Recapitalization were used to retire substantially all of the Company's outstanding indebtedness (including premiums and accrued interest) and preferred stocks (including accrued dividends). In addition, the Company paid a consent fee to Sara Lee in consideration for the early termination of the Sara Lee Option.

          The Woolite (registered trademark) Rug and Upholstery Cleaning Business Acquisition

          On February 24, 1995, the Company acquired the assets of Woolite from
                                                                   -------
     Reckitt & Colman PLC for sale under an exclusive, royalty-free trademark license in perpetuity in the United States and Canada. The purchase price was approximately $21.7 million, which was financed by borrowings under existing working capital facilities.

          The 1995 Transaction

          On June 6, 1995, the Company consummated the sale, for an aggregate purchase price of $180.0 million, of 20 million shares of Common Stock at a price of $9.00 per share (the "Investment") to HWH Capital Partners, L.P., HWH Valentine Partners, L.P., and HWH Surplus Valentine Partners, L.P. (collectively, the "Investors"), each a Delaware limited partnership managed by Haas Wheat & Partners Incorporated, pursuant to a Stock Purchase Agreement, dated as of March 17, 1995, between the Company and the Investors (the "Stock Purchase Agreement"). The Investors' shares constitute approximately 40% of the Company's outstanding Common Stock.
     The Investment and related matters were approved by the stockholders of the Company at the Annual Meeting of Stockholders on June 6, 1995 (the "Annual Meeting"). At the Annual Meeting, designees of the Investors were elected by the Company's stockholders as a simple majority of the Board of Directors.

          Contemporaneously with the Investment, the Company entered into a new bank credit agreement with Chemical Bank, as agent (the "1995 Credit Agreement"and, together with the Investment, the "1995 Transaction"). Borrowings under the 1995 Credit Agreement, together with the net proceeds of the Investment, were used by the Company to refinance all outstanding borrowings under the Company's 1994 Credit Agreement. The 1995 Credit Agreement provides for a new credit facility in the aggregate amount of $500.0 million, consisting of (i) $387.5 million in term loans (the "1995 Term Loan Facility"), all of which was borrowed at closing and of which $37.5 million was cash collateralized in order to reduce interest rates on the 1995 Term Loan Facility, (ii) a $75.0 million revolving credit facility for general corporate purposes and (iii) a $37.5 million acquisition revolving credit facility which is available to make permitted business acquisitions and investments and for general corporate purposes.

          The BBH Acquisition

          On October 31, 1995, the Company and BBA Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company, acquired all issued and outstanding common shares, not previously owned by the Company, of BBH (the "BBH Acquisition"). The BBH Acquisition was pursuant to an agreement and plan of merger dated October 17, 1995.

          Since November 1993, the Company had recognized 42.5% of the operating profits from the sale of Banana Boat products, in accordance with the terms of a distribution agreement between BBH and the Company. Following the BBH Acquisition, the Company's equity ownership of BBH increased from 22% to 100% and the Company's interest in the operating profits from the sale of Banana Boat products increased to 100%. Concurrent with the BBH
     -----------
     Acquisition, the distribution agreement between the Company and BBH was terminated.

          The net consideration expended in connection with the BBH Acquisition included cash of approximately $40.4 million, the retirement of $27.1 million of BBH's long-term debt, the assumption of BBH's working capital facility and the payment of accrued interest and transaction fees of approximately $4.3 million. The BBH Acquisition was financed with approximately $34.3 million of existing cash balances and advances under the Company's acquisition revolving credit facility of $37.5 million.

          On March 22, 1996, BBH was merged with and into Sun, with Sun being the surviving corporation.

     B.   Management Changes

          In June 1995, concurrent with the completion of the 1995 Transaction, Robert B. Haas was named Chairman of the Board of the Company. In July 1995, Michael R. Gallagher was named Chief Executive Officer.

     C.   Executive Officers of Registrant

          Listed below are the executive officers of the Company as of March 18, 1996. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Stockholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

          Name                     Age            Position
          ----                     ---            --------

     Michael R. Gallagher           50       Chief Executive Officer and
                                             Director
     Michael F. Goss                36       Executive Vice President, Chief
                                             Financial Officer and Director
     James S. Cook                  44       Senior Vice President, Operations
     Max R. Recone                  40       President, Consumer Products
                                             Division
     Paul E. Yestrumskas            44       Vice President, General Counsel and
                                             Secretary

          Michael R. Gallagher has been the Chief Executive Officer and a Director of the Company since June 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC (1994-1995). Mr. Gallagher was President and Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to Reckitt & Colman PLC in 1994. Mr. Gallagher was President of the Lehn & Fink Consumer Products Division at Sterling Drug from 1984 until the Division was sold to Eastman Kodak in 1988.

          Michael F. Goss has been Executive Vice President and Chief Financial Officer of the Company since December 1994. He has served as a Director of the Company since September 1995. From 1992 to 1994, Mr. Goss was Treasurer and Vice President - Corporate Development of Oak Industries, Inc. ("Oak"). From 1990 to 1992, he was Director of Financial Planning for Oak.

          James S. Cook has been Senior Vice President, Operations of the Company since August 1991. From August 1990 to August 1991, he was Vice President, Dover Operations of the Company. From December 1988 to August 1990, he was Vice President of Distribution, Logistics & MIS of the Company.

          Max R. Recone has been the President of the Consumer Products Division of the Company since March 1996. From June 1995 to March 1996, he was Vice President and Business Manager for Sun Care, Hair Care and Household Products. From August 1993 to June 1995, he served as Vice President - Banana Boat. From February 1992 to July 1993, he was Vice President - Sales of the Company. From January 1990 to February 1992, Mr. Recone served as Vice President/General Manager of Playtex Limited, the Company's Canadian subsidiary.

          Paul E. Yestrumskas has been the Vice President, General Counsel and Secretary of the Company since December 1995. Prior to joining the Company, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Mr. Yestrumskas was Assistant General Counsel of Hubbell, Inc. from 1988 to 1991 and Senior Counsel and Manager of Government Relations at Timex Corporation from 1981 to 1988.

     D.   General

          The Company is a leading manufacturer and distributor of an extensive line of personal care products marketed under such brand names as
     Playtex Gentle Glide(registered trademark), Soft Comfort(trademark) and
     ------- ------------                        ---- -------
     Silk Glide (registered trademark) feminine care products, Playtex nursery
     ---- -----     -------                                    -------
     disposable feeding systems for infants, Playtex Spill-Proof(registered
                                             ------- -----------
     trademark) cups, Cherubs(registered trademark) baby products, Banana Boat
                      -------                                      -----------
     sun and skin care products, Playtex Living(registered trademark),
                                  ------- ------
     Handsaver(registered trademark) and Wearshield (registered trademark)
     ---------                           ----------
     household and industrial gloves, Woolite(registered trademark) rug and
                                      -------
     upholstery cleaning products, Jhirmack(registered trademark) hair care
                                   --------
     products, and Tek(registered trademark) toothbrushes.
                   ---

     Playtex feminine care products have the second largest market share in the United States tampon market and the leading position in the plastic applicator segment of the market. Playtex nurser is the market leader in
                                        -------
     the United States in disposable feeding systems for infants. Additionally, the success of the Spill-Proof cup, introduced in the fourth quarter of
                        -----------
     1993, has increased the Company's leading market share for infant cups in 1995. Playtex gloves are the market leader in the branded domestic
           -------
     household rubber gloves market.  Woolite rug and upholstery cleaning
                                      -------
     products are the number two brand in its domestic market.  Banana Boat has
                                                                -----------

     the number two market position in the United States sun care market.

          Net sales by classes of similar products to unaffiliated customers for the five most recent fiscal years are as follows (in millions):


                                        Twelve Months Ended December
                          ------------------------------------------------------
                            1995       1994        1993        1992         1991
                            ----       ----        ----       -----        -----
     Feminine Care        $243.6     $257.1      $244.5      $214.0       $213.3
     Infant Care            87.6       77.9        74.7        74.1         74.8
     Household Products     57.3       32.5        28.8        27.6         28.6
     Sun Care               50.3       48.9         1.9          --           --
     Hair Care              39.7       51.4        54.5        61.9         71.0
     Toothbrushes            5.1        5.5         5.5         6.9          6.2
                          ------     ------      ------      ------       ------

       Total              $483.6     $473.3      $409.9      $384.5       $393.9
                          ======     ======      ======      ======       ======

     U.S.                 $445.9     $436.1      $369.2      $343.8       $351.5
     Canada                 37.7       37.2        40.7        40.7         42.4
                          ------     ------      ------      ------       ------

       Total              $483.6     $473.3      $409.9      $384.5       $393.9
                          ======     ======      ======      ======       ======


          In 1995, the composition of net sales by product category ranked in order by sales volume was approximately 50.4% Feminine Care Products, 18.1% Infant Care Products, 11.8% Household Products (Gloves and Woolite),
                                                                      -------
     10.4% Sun and Skin Care Products, 8.2% Hair Care Products, and 1.1% Toothbrushes. The United States operations accounted for 92.2% of the Company's net sales in 1995.

     E.   Products

          Feminine Care Products.  The Company's largest brand is Playtex
                                                                  -------
     tampons. In 1995, the brand accounted for 50.4% of the Company's total net sales. Playtex tampons is the second largest selling tampon brand in
                 -------
     the United States. The Company's market share of tampon sales (by dollar volume) for the five most recent fiscal years, as reported by Nielsen Marketing Research, was as follows:

                        Twelve Months Ended December
                      --------------------------------
                      1995   1994   1993   1992   1991
                      ----   ----   ----   ----   ----

                       27%    29%    30%    30%    29%

          Total United States retail sales of tampons in 1995 were approximately $780 million. Sales have increased at a compound annual growth rate of approximately 3.3% (in dollar volume) from 1991 through 1995. During fiscal 1995, the market decreased approximately 1.0% (in dollar volume) versus 1994. This decrease was primarily due to a significant increase in promotional price discounting during the year.

          In June 1991, the Company introduced Ultimates(registered trademark),
                                               ---------
     a line of cardboard applicator tampons.  The product features a rounded tip cardboard applicator with a rolled pledget design that provides the consumer with a quality product in the cardboard segment of the tampon market. In 1994, the Company introduced Ultimates Silk Glide tampons into
                                             --------- ----------
     the cardboard applicator segment.  Silk Glide, which replaced the original
                                        ----------
     Ultimates tampons, has a rounded-tip applicator with a new surface coating.
     ---------
     Silk Glide was also introduced in a Super Plus absorbency. In 1995, Playtex
     ---- -----
     renamed the product Playtex Silk Glide to position the product under the
                         ------------------
     Playtex product umbrella. Also in 1995, Playtex introduced Soft Comfort
                                                                 ------------
     tampons, a soft, new plastic material designed to improve comfort.

          In October 1994, the Company entered into an agreement with a subsidiary of Johnson & Johnson ("J&J") to manufacture plastic applicator tampons for J&J to sell under its trademarks in many international markets outside of North America.

          Infant Care. The Company's second largest product category is infant care, which is comprised of the Playtex disposable nurser system, the
                                     -------
     Cherubs collection of reusable, hard bottles, Playtex infant/toddler cups
     -------
     and pacifiers.  The Playtex disposable nurser system includes disposable
                         -------
     bottles (the largest segment of the business), nurser kits, rubber nipples and component parts. In 1995, Infant Care products accounted for approximately 18.1% of the Company's total net sales; the disposable nurser system represented approximately 60.0% of this category.

          The Company is the market leader in disposable feeding systems for
     infants.  The Cherubs Collection was acquired in May 1989.   Cherubs
                   -------                                        -------
     provided the Company with an established entry into the reusable bottle category featuring a number of different designs. In addition, the Company offers other baby-related products such as trainer cups, juice cups and pacifiers.

          In July 1994, the Company completed the purchase of SmileTote, Inc. ("SmileTote"), a manufacturer and marketer of infant/toddler cups and bottles, which use a patented snap top closure. Due in part to the success of Playtex Spill-Proof cups, SmileTote(registered trademark) has not
                -----------       ---------
     yielded the results anticipated. During the fourth quarter of 1995 and in connection with certain strategic decisions regarding the SmileTote
                                                              ---------
     product, the Company wrote off the remaining $6.4 million of intangible assets associated with SmileTote.
                            ---------

          Household Products.  Household products consist of Playtex gloves and
                                                             -------
     the Woolite(registered trademark) rug and upholstery cleaning products.
         -------

          Since the Company introduced the first household latex glove in 1954, Playtex gloves have continued to be the leader in this category. In 1995,
     -------
     this product line accounted for approximately 6.9% of the Company's total net sales. The Company competes primarily with manufacturers of various lower priced, latex gloves which are generally manufactured overseas and marketed as private label gloves. Private label gloves, in the aggregate, have the second largest market share behind Playtex.

          As noted previously, the Company acquired certain assets of the Woolite rug and upholstery cleaning business ("Woolite") in February 1995.
     -------
     Woolite is the second leading brand in this domestic business.
     -------

          Banana Boat.  Since their introduction in the 1980's, sales of Banana
                                                                         ------
     Boat products have grown steadily.  In 1995, these products accounted for
     ----
     approximately 10.4% of the Company's total net sales.

          Banana Boat has achieved the second largest share of the sun care
          -----------
     market (by unit volume).  For the 1995 selling season, Banana Boat had
                                                            -----------
     approximately a 16% share of the market, compared to approximately a 14% share in 1994 and a 13% share in 1993. For the 1995 selling season, the sun care market grew approximately 8% (in unit volume) versus the same period in 1994.

         Banana Boat offers an extensive line of sun care products designed for
         -----------
     specific uses, such as sun protection in SPFs from 4 to 50, waterproof and sweatproof formulas and infant and children's products. Banana Boat also
                                                              -----------
     sells a variety of skin care products, including sunless tanning lotion, after-sun products, moisturizers and skin treatment formulas containing additives such as Vitamin E and Aloe Vera.

          For further discussion of Banana Boat, see "History - BBH
                                    -----------
     Acquisition".

          Hair Care Products. In 1995, hair care products contributed approximately 8.2% of the Company's total net sales.

          In the fourth quarter of 1995, the Company terminated its license arrangement for the manufacturing and sale of LaCoupe(registered trademark)
                                                   -------
     hair care products. This product line contributed $0.7 million in net sales during 1995.

       As a result of management's evaluation of the erosion of Jhirmack's
                                                                ----------
     market share and net sales, the Company effected a write-off of all of the goodwill associated with the Jhirmack business in the third quarter of
                                  --------
     1993. The decline in net sales continued in 1995 and the Company is evaluating strategic alternatives for this business. Hair Care is not considered one of the Company's core businesses.

          Toothbrushes. The Company manufactures and distributes regular, angled and child toothbrushes under the Tek brand name and produces private
                                             ---
     label toothbrushes. In 1995, this line contributed approximately $5.1 million in total net sales. Tek's share in the total toothbrush market in
                                  ---
     1995 was approximately 1.0%. In 1994, the Company introduced an improved, contemporary-styled toothbrush under the name
     Tek Excel(registered trademark).
     ---------

     F.   Marketing

          The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 24.3%, 20.9%, and 21.4%, respectively, as a percentage of net sales during each of the last three fiscal years. These expenditures are an integral component of the overall marketing effort for the Company's direct customers and the ultimate consumer.

     G.   Competition

          The markets for the Company's products are highly competitive. They are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. The Company competes primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotion. Tambrands, Inc. has the leading market share and is the Company's principal competitor in the tampon market. In its remaining businesses, the Company's competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources and less leverage than the Company.

          The Company believes that the market for consumer products will continue to be highly competitive. In fact, the level of competitiveness may intensify in the future, including higher spending for advertising and promotion, new product initiatives and continued activity in the private label sector.

     H.   Regulation

          Government regulation has not materially restricted or impeded the Company's operations. Certain of the Company's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. The Company is also subject to regulation by the Federal Trade Commission with respect to the content of its advertising, its trade practices and other matters. The Company is subject to regulation by the United States Food and Drug Administration in connection with its manufacture and sale of tampons.

     I.   Distribution

          The Company's sales are generated by its sales organization of approximately 245 people and by exclusive distributors. Unlike many of its competitors, substantially all members of the Company's sales force are employees of the Company. In 1995, products were sold through supermarkets (40.0%), drug stores (20.0%) and mass merchandising and other outlets (40.0%). In recent years, sales through mass merchandisers and price clubs, as a percentage of total sales, have experienced gains at the expense of drug stores, while sales through supermarkets have remained generally constant.

          The field sales force makes sales presentations at the headquarters or home offices of its customers, where applicable, as well as to individual retail outlets. The sales representatives focus their efforts on selling the Company's products, providing services to its direct customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays, obtaining feature price reductions, and coordinating cooperative advertising participation.

     J.   Research and Development

          The Company maintains ongoing research and development programs in Paramus, New Jersey. Approximately 50 employees are engaged in these programs, for which expenditures were $6.5 million, $5.8 million, and $5.5 million, respectively, during each of the last three fiscal years. For those same periods, Feminine Care research and development accounted for approximately 51%, 52%, and 52% of the total expenditures, respectively; and Infant Care research and development accounted for approximately 26%, 25%, and 22%, respectively. The balance of such expenditures supported research and development in the Company's other product lines. The acquisition in 1995 of a 100% ownership interest in BBH will increase research and development costs for sun care products in the future.

     K.   Trademarks and Patents

          The Company has proprietary rights to a number of trademarks important to its businesses, such as Playtex, Gentle Glide, Silk Glide, Soft Comfort,
                                -------  ------------  ----------  ------------
     Living, HandSaver, Spill-Proof, Most Like Mother, Natural Actions, Cherubs,
     ------  ---------  -----------  ----------------  ---------------  -------
     Look & Learn, Jhirmack, Banana Boat, and Tek.  The Playtex and Living
     ------------  --------  -----------      ---       -------     ------
     trademarks in the United States and Canada are owned by Playtex Marketing Corporation ("Marketing Corporation"), a corporation owned equally by the Company and Apparel. Marketing Corporation is responsible for protecting, exercising quality control over and enforcing the trademarks. The Company and Apparel each have licenses from Marketing Corporation for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis; Apparel's license is for apparel and apparel-related products, and the Company's license is for all other products. In all other countries, Apparel retains title to the Playtex and Living trademarks,
                                             -------     ------
     subject to a perpetual, royalty-free license to the Company to use such trademarks for all products other than apparel products.

          The Company also owns various patents related to certain products and their method of manufacture, including patents for the tampon wrap material, the assembly of the compact tampon, the tampon inserter, the baby nurser holder, the configuration of certain baby pacifiers, nipples, caps, and formulations for certain hair care products. The patents expire at varying times, ranging from 1997 to 2012. The Company also has pending patent applications for various products and methods of manufacture relating to its tampon, nurser and toothbrush businesses. While the Company considers its patents to be important to its business, it believes that the success of its products is more dependent upon the quality of these products and the effectiveness of its marketing programs. No single patent is material to the business of the Company.

     L.   Raw Materials and Suppliers

          The principal raw materials used by the Company in the manufacture of its products are synthetic fibers, resin-based plastics and other chemicals and certain natural materials, all of which are normally readily available. While all raw materials are purchased from outside sources, the Company is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated.

     M.   Customers and Backlog

          No single customer or affiliated group of customers represents 10% or more of the Company's sales, except for Wal-Mart Stores, Inc., including Sam's Club ("Wal-Mart") (approximately 17% in 1995, 15% in 1994, and 13% in
     1993). For each of such periods, net sales to the Company's next three largest customers represented in the aggregate approximately 12% in 1995, 11% in 1994 and 10% in 1993 of the total net sales of the Company. The loss of sales to Wal-Mart could have a material adverse effect on the business and operations of the Company. In accordance with industry practice, the Company grants credit to its customers at the time of purchase. In addition, the Company grants extended payment terms to new customers and for the initial sales of introductory products and product line extensions, and it grants extended terms on its Banana Boat products
                                                          -----------
     due to the seasonal nature of this business. While the extension of credit carries risk, the bad debt experience of the Company has not been material in recent years.

          The Company's policy is not to accept returned goods, except for certain Sun Care products, which are seasonal in nature. Exceptions to this policy are authorized by management of the sales organization. Returns result primarily from Sun Care seasonal products, damage and shipping discrepancies and generally are not material to the total net sales of the Company.

          Because of the short period between order and shipment dates (generally less than one month) for most of the Company's sales (more than 80% in 1995), the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

     N.   Employees and Labor Relations

          The Company's worldwide workforce consisted of approximately 1,600 employees as of December 30, 1995, of whom 184 were located outside the United States, primarily in Canada. Of the United States facilities, only the Tek operation at Watervliet, New York, has union representation; it is organized by The Brush Workers Union Local No. 20466 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered 159 workers at December 30, 1995 and expires on June 28, 1997. The Company believes that its labor relations are satisfactory and no material labor cost increases, other than those in the ordinary course of business, are anticipated.

     O.   Environmental

          The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control in the current year or expected in the near future. See "Legal Proceedings."

     P.   Internal Restructuring

          On May 23, 1995, the Company formed as wholly-owned subsidiaries Playtex Sales & Service, Inc. ("PSSI") and Playtex Manufacturing, Inc. ("PMI").

          PSSI was formed to provide sales solicitation services to the Company and Playtex Beauty Care, Inc., a wholly-owned subsidiary. In addition, PSSI will provide corporate administration services to the Company and all of its U.S. subsidiaries. On December 30, 1995, the Company transferred its sales and certain corporate administration related office facilities, furniture, fixtures and equipment, and vehicles to PSSI as a capital contribution. The Company also transferred all related personnel to PSSI as of the first day of fiscal 1996. PSSI had no operations prior to December 31, 1995, and will bear all direct and indirect costs related to sales representation and corporate administration effective the beginning of fiscal 1996. The Company and PSSI have entered into inter-company agreements for the provision of U.S. administrative services and sales solicitation services. Prior to December 30, 1995, there was no predecessor business to PSSI as there was no comparable sales representation or corporate administrative agreement in effect.

          PMI was formed to provide purchasing, manufacturing and assembly services to meet the inventory requirements of the Company. In addition, PMI will also provide the Company with distribution and research and development ("R&D") services. On December 30, 1995, the Company transferred all of its purchasing, manufacturing, assembly, distribution and R&D facilities, and machinery and equipment to PMI as a capital contribution. The Company also transferred all related personnel to PMI as of the first day of fiscal 1996. PMI had no operations prior to December 31, 1995, and it will bear all direct and indirect costs of purchasing, manufacturing, assembly, distribution and R&D operations effective the beginning of 1996 fiscal year. The Company and PMI have entered into inter-company agreements for the provision of manufacturing and R&D services to the Company by PMI. Prior to December 30, 1995, there was no predecessor business of PMI as there was no comparable manufacturing and R&D agreements in effect.

          BBH was acquired by the Company on October 31, 1995 pursuant to an agreement and plan of merger dated October 17, 1995. (See discussion of the BBH Acquisition on page 6 of this report.)

          As of December 30, 1995, all of Sun's operating assets were transferred to the Company. Sun's only assets at December 30, 1995 are identifiable intangible assets, excess of cost over net assets of acquired businesses, and tax benefits. Substantially all of Sun's income will come from royalty income from the license of its intangible assets to the Company. Sun also has royalty arrangements with third parties that are unrelated to the Company or its subsidiaries.

          PMI, PSSI, and BBH and its wholly-owned subsidiary Sun are guarantors of the Company's Senior Subordinated Notes and the Company's 1995 Credit Agreement. On March 22, 1996, BBH was merged with and into Sun, with Sun being the surviving corporation. See audited financial statements for these subsidiaries included in the Annual Report as exhibits 13(b), 13(c), and 13(d), respectively.

     Q. Board of Directors Set Record Date and Date, Time and Place of Annual Meeting of Stockholders

          At its meeting on March 5, 1996, the Board of Directors set the close of business on April 3, 1996 as the record date for determining stockholders entitled to notice of and to vote at the 1996 Annual Meeting of Stockholders. This meeting will be held at Chemical Bank, 270 Park Avenue, New York, New York on Wednesday, May 22, 1996 at 11:00 a.m. local time.

     R.   Special Factors Regarding Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K or others made hereafter (including orally) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: intensified competition, higher spending for advertising and promotion, new product initiatives, and continued activity in the private label sector (See "Business-Competition"); the loss of a significant customer (See "Business-Customers and Backlog"); product liability litigation and changes in governmental regulation (See "Legal Proceedings").

     Item 2.   Properties

          The Company operates manufacturing and distribution facilities in Dover, Delaware; Watervliet, New York; and Arnprior and Malton, Canada. Currently, the Company's plastic tampon manufacturing facility is leased from Apparel. The Company is building a new 175,000 square feet facility adjacent to one of its current manufacturing locations in Dover, Delaware, which, when completed, will be the new plastic tampon manufacturing site. Construction and occupation of this new facility is expected to be completed by mid-1996. At that time, the month-to-month lease with Apparel will be terminated. The Company maintains a research and development facility in Paramus, New Jersey, which is leased from Apparel on a month-to-month basis. The principal executive offices of the Company are located at 300 Nyala Farms Road, Westport, Connecticut 06880 and are occupied pursuant to a lease which expires in 2004. The Company operates two facilities in Canada.

     The Arnprior facility, primarily a warehouse and assembly operation, is owned by the Company. The Malton facility, a warehouse and office site, is leased from Apparel. This lease extends to 2004. For 1995, the Company's average utilization rate of manufacturing capacity was an estimated 85%. Except for the completion of the new tampon manufacturing facility, the Company does not anticipate any material acquisition of plant or any significant increase in the capacity thereof in the near future.

          The following table sets forth the principal properties of the Company, which are located in four states and Canada:

                                             # of                Estimated
                                           Facilities          Square Footage
                                           ----------          --------------
          Facilities Owned
          ----------------
             Manufacturing
             -------------
                Dover, DE                       3                 701,000
                Watervliet, NY                  1                 159,600
             Office/Distribution/Warehouse
             -----------------------------
                Arnprior, Canada                1                  91,800

          Facilities Leased
          -----------------
             Manufacturing
             -------------
                Dover, DE                       1                 169,800
             Office/Distribution/Warehouse
             -----------------------------
                Dover,  DE                      4                 276,000
                Westport, CT                    1                  41,700
                Paramus,  NJ                    1                  33,000
                Malton, Canada                  1                  72,800


     Item 3. Legal Proceedings

          Beginning in 1980, studies were published leading to the hypothesis that tampons are associated with Toxic Shock Syndrome ("TSS"). Since 1980, numerous claims have been filed against manufacturers of tampons, a small percentage of which have been litigated to conclusion. Nine cases relating to Playtex tampons have been tried to date, the most recent in 1991; in five of them the Company prevailed, and in four the plaintiffs prevailed, with compensatory and punitive damages being awarded in three of such cases. The largest damages award the Company experienced in connection with TSS litigation occurred in 1985, in which the compensatory award against the Company was approximately $1.2 million and the punitive damages award was $10.0 million.

          The number of TSS claims relating to Playtex tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to Playtex tampons. As of the end of February 1996, there were approximately 15 pending claims, although additional claims may be asserted in the future. For claims filed from October 1, 1985, until November 30, 1995, the Company is self-insured for TSS claims, and bears the costs of defending those claims, including settlements and trials. Effective December 1, 1995, the Company obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence/$4.0 million in the aggregate, on claims occurring on or after December 1, 1995.

          In 1985, a voluntary exchange program was initiated by the Company for its tampons containing polyacrylate, a chemical substance which increases absorbency. The Company currently makes no products with polyacrylate.

          Various studies about TSS and tampons are reported from time to time. A 1986-87 study reported an increased risk of TSS with Playtex tampons compared with some other tampons. Since then, the Company has reduced the absorbency of its regular and super tampons. The Company has also referred to the 1986-87 study in the warning insert contained in each package of its tampons. The 1986-87 study was published in early 1989.

          The incidence rate of menstrually associated TSS among tampon users has declined significantly over the years. In 1982, the rate was reported to be between six and seventeen occurrences per 100,000 menstruating women per year. The most recent reported information as of 1989 is that the rate is approximately one occurrence per 100,000.

          In mid-July 1994, the Company was served with a complaint in a product liability action in the United States District Court for the District of Kansas, captioned "Harding, Hayes et. al. v. Tambrands, Inc. and Playtex Family Products Corp." Plaintiffs in the case purport to represent and seek to certify a nationwide class of tampon users who allegedly contracted TSS from the use of rayon fiber tampons manufactured by Playtex.
     Tambrands, Inc. was named as a co-defendant in the case with respect to its tampons. The plaintiffs seek to suspend the statute of limitations on behalf of purported class members whose suits would otherwise be time barred. The complaint seeks, among other things, unspecified damages, equitable relief, creation of a medical monitoring fund for the benefit of the purported class members, and punitive damages. The Company opposed class certification. In March 1996, the Court denied class certification. The plaintiff's time to appeal this ruling has not expired. As noted above, the Company has been virtually self-insured for TSS claims since 1985 and therefore carries no third party insurance for the claims alleged in the complaint. The Company believes that this case will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

          Based on the Company's experience with TSS cases, its evaluation of the currently pending claims, the reported decline in the incidence of menstrually associated TSS, the federally-mandated warning about TSS on and in its tampon packages and the development of case law upholding the adequacy of tampon warnings which comply with federally-mandated warnings, the Company believes that there are no claims or litigation pending, including the TSS cases, which would have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company's belief with respect to the TSS cases is not based on an opinion of counsel, however, and litigation is inherently uncertain.

          Several states, particularly in the Northeast, have in recent years proposed legislation that would ban nondegradable plastic tampon applicators as a means of reducing some portion of beach litter stemming from inadequate sewage treatment facilities for reducing solid waste. No such legislation has been passed to date. The United States Environmental Protection Agency ("EPA") has also been studying national waste disposal in general, which includes plastic tampon applicators. The Company now produces a cardboard applicator tampon (Silk Glide) and is investigating
                                             ----------
     other alternatives to its current plastic applicator should such legislation be passed.

          The Company, as successor to the Family Products businesses of IPI, is presently participating as part of a group of several potentially responsible corporate parties ("PRP Group") in the remediation of the Wildcat Landfill in Dover, Delaware, which has been designated as a "Superfund" site by the EPA. In June 1989, the PRP Group entered into a settlement pursuant to which the Company (together with Apparel) assumed a share of the remediation costs, which share, based on reasonable engineering estimates, was $565,000 for both companies. The Company and Apparel have each paid $257,000 (or a total of $514,000) to an escrow fund under an agreement with other settling parties and site remediation has been completed. Associated monitoring costs are not expected to be material.

          The Company has joined the PRP Group with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. A study of the site is being conducted to formulate a remediation plan. The Company's allocated share of the costs of the remediation study is not expected to exceed $70,000, which amount will be shared equally with Apparel. Although the remedial costs associated with the site will be difficult to assess until the study is completed, based on the information currently available to the Company, the nature and quantity of material deposited by the Company and the number of other entities in the PRP group who are expected to share in the costs and expenses, the Company does not believe that the costs to the Company will be material. The Company and Apparel will share equally all expenses and costs associated with IPI's involvement with this site.

          The Company does not believe that its potential costs with respect to environmental matters will, in the aggregate, have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

          The Company is subject to regulation by the United States Food and Drug Administration in connection with its manufacture and sale of tampons.

     Item 4. Submissions of Matters to Vote of Security Holders

          Not applicable

                                       PART II
                                       -------

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters

          The Company has two classes of authorized stock:  (a) Common Stock and
     (b) up to 50,000,000 shares of preferred stock, par value $.01 per share. Of 100,000,000 shares of Common Stock authorized, 50,879,701 shares were issued and outstanding as of March 18, 1996. There were 516 holders of record of the Company's Common Stock on that date. The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PYX." As of March 18, 1996, the Company had not issued any shares of preferred stock. No cash dividends have ever been paid on the Common Stock, and the Company is restricted from paying dividends on the Common Stock by the terms of the 1995 Credit Agreement and the indenture governing the Senior Subordinated Notes.

          The following table sets forth the high and low sales price per share of the Common Stock during the fiscal year ended December 30, 1995 as reported by the NYSE:

                         Fiscal 1995         High       Low
                         -----------         ----       ---

                         First Quarter        8 5/8    6 3/4
                         Second Quarter      10 1/4    7 1/2
                         Third Quarter       12 1/2    8 3/8
                         Fourth Quarter       9        6 1/2


     Item 6. Selected Financial Data

          Information in the section entitled "Selected Financial Data" in the Company's 1995 Annual Report to Stockholders (included as Exhibit 13(a) to this Annual Report on Form 10-K) is incorporated herein by reference.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Stockholders (included as Exhibit 13(a) to this Annual Report on Form 10-K) is incorporated herein by reference.

     Item 8. Financial Statements and Supplementary Data

          The financial statements and related documents of the Company that are incorporated by reference in this Annual Report on Form 10-K, and the financial statement schedule of the Company and related documents that are filed with this Annual Report, are listed in Part IV, Item 14, of this Annual Report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                       PART III

     Item 10.   Directors and Executive Officers of the Registrant

          The information with respect to the Company's Directors and nominees for Director under the heading "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

     Item 11.   Executive Compensation

          The information under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

     Item 12.   Security Ownership of Certain Beneficial Owners and Management

          The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     Item 13.   Certain Relationships and Related Transactions

          The information under headings "Certain Transactions" and "Executive Compensation - Arrangements with Former Executive Officers" in the Proxy Statement is incorporated herein by reference.

                                       PART IV


     Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

          (a)   Financial Statements

          (a)(1)(i) The following Consolidated Financial Statements and related Notes of the Company are incorporated herein by reference to the Company's 1995 Annual Report to Stockholders (included as Exhibit 13(a) to this Annual Report on Form 10-K):

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 30, 1995 and December 31,
             1994

          Consolidated Statements of Operations for the twelve months ended
             December 30, 1995, December 31, 1994 and December 25, 1993

          Consolidated Statements of Redeemable Preferred Stocks, Common Stock and Other Stockholders' Equity for the twelve months ended December 30, 1995, December 31, 1994 and December 25, 1993

          Consolidated Statements of Cash Flows for the twelve months ended
             December 30, 1995, December 31, 1994 and December 25, 1993

          Notes to Consolidated Financial Statements

          (a)(1)(ii) The following Balance Sheet and Related Notes of Playtex Manufacturing, Inc. (a wholly owned subsidiary of the Company) (included as Exhibit 13(b) to this Annual Report on Form 10-K) are incorporated herein by reference:

          Independent Auditors' Report
          Balance Sheet as of December 30, 1995
          Notes to Balance Sheet

          (a)(1)(iii) The following Balance Sheet and Related Notes of Playtex Sales & Services, Inc. (a wholly owned subsidiary of the Company) (included as Exhibit 13(c) to this Annual Report on Form 10-K) are incorporated herein by reference:

          Independent Auditors' Report
          Balance Sheet as of December 30, 1995
          Notes to Balance Sheet

          (a)(1)(iv) Consolidated Financial Statements and Related Notes of Banana Boat Holding Corporation (a wholly owned subsidiary of the Company) (included as Exhibit 13(d) to this Annual Report on Form 10-K) are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Balance Sheet as of December 30, 1995

          Consolidated Statement of Operations for the Two Month Period Ended
             December 30, 1995

          Consolidated Statement of Common Stock and Other Stockholder's Equity for the Two Month Period Ended December 30, 1995

          Consolidated Statement of Cash Flows for the Two Month Period Ended
             December 30, 1995

          Notes to Consolidated Financial Statements

          (a) (2)  Financial Statement Schedule

          The following financial statement schedule of the Company as set forth below is filed with this Annual Report on Form 10-K:
                                                                  Page
                                                                  ----
          Independent Auditors' Report on Schedule                 23
          Schedule VIII - Valuation and Qualifying Accounts        24

          All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

          (a) (3)  Exhibits

          See Exhibit Index on Pages X-1 to X-9 for exhibits filed with this Annual Report on Form 10-K.

          (b)   Reports on Form 8-K

          On November 14, 1995, the Company filed with the Commission a Current Report on Form 8-K dated November 14, 1995, pursuant to Items 2 and 7 of Form 8-K, with respect to the BBH Acquisition, and amended such Current Report on Form 8-K/A on January 11, 1996.

                       INDEPENDENT AUDITORS' REPORT ON SCHEDULE




     The Board of Directors and Stockholders
     Playtex Products, Inc.



          Under date of February 6, 1996, we reported on the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, redeemable preferred stocks, common stock and other stockholders' equity, and cash flows for the twelve months ended December 30, 1995, December 31, 1994, and December 25, 1993, as contained in the 1995 Annual Report to Stockholders. Our report refers to a change in accounting for income taxes and post-retirement benefits other than pensions in 1993. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the twelve months ended December 30, 1995, December 31, 1994, and December 25, 1993, as listed in Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


     /s/ KPMG Peat Marwick LLP





     Stamford, Connecticut
     February 6, 1996

                                PLAYTEX PRODUCTS, INC.

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

      Periods Ended December 30, 1995, December 31, 1994, and December 25, 1993

                                    (In Thousands)





                                  Balance at     Additions                       Balance
                                  Beginning      Charged to                      at End
                                  of Period        Income      Deductions(1)    of Period
                                 -----------    -----------    -------------    ---------


     Receivables:
       Allowance for doubtful
       accounts
         December 25, 1993        $(2,256)      $   (120)          $227          $(2,149)
         December 31, 1994        $(2,149)      $   (650)          $453          $(2,346)
         December 30, 1995        $(2,346)      $   (449)          $153          $(2,042)

     ---------------

     (1) - Represents accounts written off.

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PLAYTEX PRODUCTS, INC.


                                   By:        /s/Michael R. Gallagher
                                      --------------------------------------
                                             Michael R. Gallagher
                                             Chief Executive Officer

     March 28, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of March 1996.

                      Signatures                       Title
                      ----------                       -----


                  /s/Robert B. Haas           Chairman of the Board
              --------------------------      and
                      Robert B. Haas          Director

               /s/Michael R. Gallagher        Chief Executive Officer and
              --------------------------
                   Michael R. Gallagher       Director

                  /s/Michael F. Goss          Executive Vice President
              --------------------------      and Director
                     Michael F. Goss          (Principal Financial and
                                              Accounting Officer)
                 /s/Joel E. Smilow
              --------------------------      Director
                      Joel E. Smilow

              --------------------------      Director
                      Thomas H. Lee

               /s/Douglas D. Wheat
              --------------------------
                   Douglas D. Wheat           Director

              --------------------------
                    Nancy S. Amer             Director

              --------------------------
                  Thomas Herskovits           Director

              --------------------------
                   Kenneth F. Yontz           Director

                                  INDEX TO EXHIBITS
                                  -----------------


          Exhibit No.                        Description
          -----------                        -----------

          3(a) Restated Certificate of Incorporation of Playtex Products, Inc. (hereafter, "Playtex" or the "Company") dated as of May 5, 1994. (Incorporated herein by reference to Exhibit 4(a) of Playtex's Registration Statement on Form S-8, No. 33-88806.)


          3(a)(1) Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          3(b) Bylaws of Playtex. (Incorporated herein by reference to Exhibit 3(b) of Playtex's Registration Statement on Form S-1, No. 33-25485.)


          3(c) Amendment to Bylaws of Playtex. (Incorporated herein by reference to Exhibit 3(g) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

          3(d) Amendment to Bylaws of Playtex. (Incorporated herein by reference to Exhibit 3(g) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

          3(e) Amendment to Bylaws of Playtex. (Incorporated herein by reference to Exhibit 4(e) of Playtex's Registration Statement on Form S-8, No. 33-88806.)

          3(f) By-laws of the Company, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          3(g) Merger Certificate dated March 8, 1994 between Playtex Family Products Corporation ("Family Products") and Playtex. (Incorporated herein by reference to Exhibit 3(h) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

          4(a) Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4(a) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          4(b) Indenture dated as of February 2, 1994 relating to the 9% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") among Family Products, Playtex and IBJ Schroder Bank & Trust Company, as trustee, including form of Note. (Incorporated herein by reference to Exhibit 4(b) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

          Exhibit No.                         Description
          -----------                         -----------

          4(b)(1)        First Supplemental Indenture dated as of March 8, 1994.
                         (Incorporated herein by reference to Exhibit 4(b)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)


          4(b)(2) Second Supplemental Indenture, dated as of June 6, 1995 among the Company, Playtex Sales & Service, Inc. and IBJ Schroder Bank and Trust Company, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          4(b)(3) Third Supplemental Indenture, dated as of June 6, 1995 among the Company, Playtex Manufacturing Inc. and IBJ Schroder Bank and Trust Company, as Trustee. (Incorporated herein by reference to Exhibit 4.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          *4(b)(4) Fourth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995.

          *4(b)(5) Fifth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995.

          *4(b)(6) Sixth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995.

          *4(b)(7) Seventh Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995.

          4(c)(1)        Amended and Restated Stockholders Agreement.
                         (Incorporated herein by reference to Exhibit 4 to Playtex's Current Report on Form 8-K dated November 5, 1991.)

          *4(c)(2) Amendment No. 1, dated as of March 17, 1995, to Amended and Restated Stockholders Agreement.

          4(d)           Form of Junior Subordinated Note of Playtex.
                         (Incorporated herein by reference to Exhibit 4(i) of Playtex's Registration Statement on Form S-1, No. 33-25485.)


          4(d)(1) Form of Junior Subordinated Note of Playtex dated December 15, 1989. (Incorporated herein by reference to Exhibit 4(f)(1) to Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

          Exhibit No.                   Description
          -----------                   -----------



          4(d)(2) Junior Subordinated Note of Playtex dated December 15, 1990. (Incorporated herein by reference to Exhibit 4(f) (2) to Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, No. 33-25485.)


          4(d)(3) Junior Subordinated Note of Playtex dated December 15, 1991. (Incorporated herein by reference to Exhibit 4(h)(3) of Playtex's Registration Statement on Form S-1, No. 33-43771.)


          4(d)(4) Junior Subordinated Note of Playtex dated December 15, 1992. (Incorporated herein by reference to Exhibit 4(h)(4) of Playtex's Annual Report on Form 10-K for the year ended December 26, 1992.)

          4(d)(5) Junior Subordinated Note of Playtex dated December 15, 1993. (Incorporated herein by reference to Exhibit 4(j)(5) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          4(d)(6) Agreement between Playtex and Playtex Apparel Partners, L.P. dated November 30, 1994 relating to Junior Subordinated Notes. (Incorporated herein by reference to Exhibit 4(d)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          10(a) Bank Credit Agreement, dated as of February 2, 1994, among Playtex, Family Products, Chemical Bank, as Agent, and the lenders party thereto (the "Bank Credit Agreement") and the forms of notes, security documents and guarantees attached as exhibits thereto. (Incorporated herein by reference to Exhibit 10(a) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

          10(a)(1) First Amendment to the Bank Credit Agreement dated December 14, 1994. (Incorporated herein by reference to Exhibit 10(a)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          10(a)(2) Credit Agreement, dated as of June 6, 1995, among the Company, Chemical Bank, as Agent, and the Lenders thereto and forms of notes, security documents and guarantees attached as exhibits thereto. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          *10(a)(3)      First Amendment, dated October 5, 1995, to the Credit
                         Agreement, dated as of June 6, 1995, among the Company, Chemical Bank, as Agent, and the Lenders thereto.

          Exhibit No.                        Description
          -----------                        -----------

          *10(a)(4)      Supplement No. 1, dated as of October 31, 1995, to the
                         Subsidiaries Guarantee dated June 6, 1995, made by the
                         Subsidiaries of Playtex signatories thereto in favor of Chemical Bank as Agent.

          *10(a)(5)      Supplement No. 1, dated October 31, 1995, to Borrower
                         Pledge Agreement dated as of June 6, 1995, made by Playtex in favor of Chemical Bank as Agent.

          *10(a)(6)      Supplement No. 2, dated October 31, 1995, to Borrower
                         Pledge Agreement dated as of June 6, 1995, made by Playtex in favor of Chemical Bank as Agent.

          10(b) Agreement between Playtex and Chemical Bank for currency swap and interest rate hedging. (Incorporated herein by reference to Exhibit 10(b) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)


          10(b)(1) Interest Protection Agreement effective July 6, 1995 between Playtex and Chemical Bank. (Incorporated herein by reference to Exhibit 10(b)(1) of Playtex's Form 10-Q for the quarter ended July 1, 1995, No. 33-25485-01.)

          10(b)(2) Interest Protection Agreement effective July 25, 1995 between Playtex and Chemical Bank. (Incorporated herein by reference to Exhibit 10(b)(1) of Playtex's Form 10-Q for the quarter ended July 1, 1995, No. 33-25485-01.)

          10(c) Stock Purchase Agreement, dated as of December 28, 1988, among Playtex Holdings, Inc., Playtex Investment Corp., Playtex Apparel, Inc. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(b) of Playtex's Annual Report on Form 10-K for the year ended December 31, 1988, No. 33-25485.)

          10(d) Stock Purchase Agreement, dated as of November 26, 1986, among Playtex Holdings, Inc., Playtex, Inc., and BCI Consumer Products Corporation. (Incorporated herein by reference to Exhibit 10(c) of Playtex's Annual Report on Form 10-K for the year ended December 31, 1988, No. 33-25485.)

          Exhibit No.                        Description
          -----------                        -----------

          10(e) Stock Purchase Agreement, dated November 13, 1986, between Playtex Holdings, Inc. and Revlon Group Incorporated. (Incorporated herein by reference to Exhibit 10(d) of Playtex's Annual Report on Form 10-K for the year ended December 31, 1988, No. 33-25485.)

          10(f) Playtex Park Profit-Sharing Retirement Plan and Savings Plan dated December 12, 1986, as amended January 1, 1989. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

          10(g) Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987, File No. 33-15607.)

          10(h)          Revised Special Severance Plan dated August 27, 1990.
                         (Incorporated herein by reference to Exhibit 10(g)(2) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, File No. 33-25485.)

          10(i) Termination Policy for Management Compensation Plan Participants. (Incorporated herein by reference to Exhibit 10(h)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, File No. 33-25485.)

          10(j)          Playtex Pension Plan effective January 1, 1989.
                         (Incorporated herein by reference to Exhibit 10(j) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          10(k) Retirement Plan for Hourly Employees of Tek effective January 1, 1989. (Incorporated herein by reference to Exhibit 10(k) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          10(l)          Playtex Management Incentive Plan for 1995.
                         (Incorporated herein by reference to Exhibit 10(l)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          *10(l)(1)      Playtex Management Incentive Plan for 1996.

          10(m)          Consulting Agreement between Family Products and Joel
                         E. Smilow dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          Exhibit No.                        Description
          -----------                        -----------

          10(n) Form of Management Contribution and Subscription Agreement. (Incorporated herein by reference to Exhibit 4(d) of Playtex's Registration Statement on Form S-1, No. 33-25485.)


          10(n)(1) First Amendment to the Management Contribution and Subscription Agreement dated February 23, 1989. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

          10(n)(2) Second Amendment to the Management Contribution and Subscription Agreement dated November 15, 1989. (Incorporated herein by reference to Exhibit 10(c)(2) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

          10(n)(3) Third Amendment to the Management Contribution and Subscription Agreement dated August 1, 1990. (Incorporated herein by reference to Exhibit 10(c)(3) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, No. 33-25485.)

          10(n)(4) Fourth Amendment to the Management and Contribution Subscription Agreement dated January 1, 1992. (Incorporated herein by reference to Exhibit 10(q)(4) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          10(o)          Form of Playtex Stock Subscription Agreement.
                         (Incorporated herein by reference to Exhibit 10(o) of Playtex's Registration Statement on Form S-1, No. 33-25485.)

          10(p) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

          10(q) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

          Exhibit No.                        Description
          -----------                        -----------

          10(r) Shareholders' Agreement, dated as of November 16, 1992, among Sun Pharmaceuticals Corp. (formerly Banana Boat Holding Corporation), those persons listed as the Lee Investors on the signature pages thereof and Family Products. (Incorporated herein by reference to Exhibit 10(ee) of Playtex's Registration Statement on Form S-1, No. 33-71512.)


          10(s) Distribution Agreement dated as of November 16, 1992, between Banana Boat Acquisition Corp. and Family Products. (Incorporated herein by reference to Exhibit 10(ff) of Playtex's Registration Statement on Form S-1, No. 33-71512.)


          10(t) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)


          10(u) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

          10(u)(1) Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

          10(v) Agreement with the Personal Products Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson dated as of October 17, 1994. (Incorporated herein by reference to Exhibit 10(ii) of Playtex's Form 10-Q for the quarter ended September 24, 1994, No. 33-25485-01.)

          10(v)(1) Agreement between Playtex and the Personal Products Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson dated as of November 15, 1994. (Incorporated herein by reference to Exhibit 10(v)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          10(w) Agreement between Playtex and Reckitt & Colman, Inc., dated December 22, 1994. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated January 4, 1995, No. 33-25485-01.)

          10(w)(1) Amendment dated February 16, 1995 to Agreement with Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K/A, dated March 6, 1995, No. 33-25485-1.)

          Exhibit No.                   Description
          -----------                   -----------

          10(w)(2) Trademark License Agreements (U.S.) dated as of February 24, 1995 between Playtex and Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Form 8-K as amended, dated January 4, 1995, No. 33-25485-1.)

          10(w)(3) Trademark License Agreements (Canada) dated as of February 24, 1995 between Playtex and Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.4 of Playtex's Form 8-K as amended, dated January 4, 1995, No. 33-25485-1.)

          10(x) Agreement between Playtex and Richard Green to acquire SmileTote, Incorporated, dated as of July 15, 1994. (Incorporated herein by reference to Exhibit 10(x) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          10(y) Lease Agreement between Playtex and Stauffer Management Company dated as of June 3, 1994. (Incorporated herein by reference to Exhibit 10(y) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

          10(z) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated March 17, 1995.)

          10(aa) Agreement and Plan of Merger between and among Playtex, BBA Acquisition, Inc. and Banana Boat Holding Corporation, dated as of October 17, 1995. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated October 31, 1995, File No. 33-25485-01.)

          *10(ab) Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer.

          *12(a)         Statement re-computation of ratios.

          *13(a)         Playtex's 1995 Annual Report to Stockholders

          *13(b) Balance Sheet and Related Notes of Playtex Manufacturing, Inc. (a wholly owned subsidiary of the Company)

          *13(c) Balance Sheet and Related Notes of Playtex Sales & Services, Inc. (a wholly owned subsidiary of the Company)

          *13(d) Consolidated Financial Statements and Related Notes of Banana Boat Holding Corporation (a wholly owned subsidiary of the Company)

          Exhibit No.                        Description
          -----------                        -----------

          *22(a)         Subsidiaries of Playtex

          *23            Consent of KPMG Peat Marwick LLP.

          *27            Financial Data Schedule.


          ---------------
          * Filed herewith