Form 10-Q
period 1996-03-30
PLAYTEX PRODUCTS INC
filed 1996-05-08
CIK 842699

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


                       For the Quarter Ended March 30, 1996

                              PLAYTEX PRODUCTS, INC.
              (Exact name of registrant as specified in its charter)


           Delaware                      33-25485-01              51-0312772
(State or other jurisdiction of     (Commission File No.)     (I.R.S. Employer
incorporation or organization)                               Identification No.)



                              300 Nyala Farms Road
                          Westport, Connecticut  06880
                                (203) 341 - 4000

                       -----------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code, of principal executive offices)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X    No
      ---      ---

       At May 8, 1996, 50,879,701 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                              PLAYTEX PRODUCTS, INC.


                                       INDEX


                                                                 PAGE
                                                                ------


                          PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements                                 3 - 9


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations       10 - 12


                            PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                     13


  Item 6.   Exhibits and Reports on Form 8-K:

            (a) Exhibits                                          13

            (b) Reports on Form 8-K                               13


  Signatures                                                      14

                              PLAYTEX PRODUCTS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                March 30,        December 30,
                 ASSETS                           1996               1995
                                               ----------        ------------
                                              (Unaudited)

  Current assets:
    Cash and cash equivalents                   $  4,435          $  5,940
    Receivables, less allowance for
      doubtful accounts                           86,631            58,019
    Inventories                                   39,934            49,190
    Current deferred taxes                        12,812            13,154
    Other current assets                           1,867             4,545
                                                --------          --------

       Total current assets                      145,679           130,848

  Net property, plant and equipment               52,375            52,462
  Intangible assets, net:
      Goodwill                                   356,804           359,629
      Patents, trademarks and other               37,701            38,076
      Deferred financing costs                    16,921            17,426
  Due from related party                          80,017            80,017
  Other noncurrent assets                          4,407             4,403
                                                --------          --------

       Total assets                             $693,904          $682,861
                                                ========          ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                           $ 19,543          $ 20,057
     Accrued expenses                             71,688            60,257
     Income taxes payable                          6,933             1,897
     Current maturities of long-term debt         22,500            20,000
                                                --------          --------

       Total current liabilities                 120,664           102,211

  Long-term debt                                 755,800           770,050
  Due to related party                            78,386            78,386
  Other noncurrent liabilities                    15,607            16,784
  Deferred income taxes                           18,423            16,406
                                                --------          --------

       Total liabilities                         988,880           983,837

  Stockholders' equity:
     Common stock, $.01 par value, authorized
        100,000,000 shares, issued
        50,879,701 shares at March 30, 1996
        and December 30, 1995                        509               509
     Additional paid-in capital                  424,217           424,217
     Retained earnings (deficit)                (717,936)         (723,917)
     Foreign currency translation adjustment      (1,766)           (1,785)
                                                --------          --------

       Total stockholders' equity               (294,976)         (300,976)
                                                --------          --------

         Total liabilities and
          stockholders' equity                  $693,904          $682,861
                                                ========          ========



             See condensed notes to consolidated financial statements.

                              PLAYTEX PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands, except per share data)



                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   March 30,        April 1,
                                                     1996           1995 (a)
                                                  -----------      ------------

  Net sales                                        $143,067          $132,767
  Cost of sales                                      55,650            53,215
                                                   --------          --------

     Gross profit                                    87,417            79,552

  Operating expenses:
     Advertising and sales promotion                 38,306            32,706
     Selling, distribution and research              13,842            12,938
     Administrative                                   4,228             3,991
     Amortization of intangibles                      3,200             2,658
                                                   --------          --------

       Total operating expenses                      59,576            52,293
                                                   --------          --------

       Operating earnings                            27,841            27,259

  Interest expense, including related party
     interest expense of $3,037 for both periods
     presented, net of related party interest
     income of $3,001 for both periods
     presented                                       16,662            20,673
                                                   --------          --------

     Earnings before income taxes                    11,179             6,586

  Income taxes                                        5,198             2,833
                                                   --------          --------

     Net earnings                                  $  5,981          $  3,753
                                                   ========          ========

  Weighted average shares outstanding                50,880            30,880
                                                   ========          ========
  Earnings per share (primary and fully
  diluted)                                         $    .12          $    .12
                                                   ========          ========


  (a) Certain prior year accounts have been reclassified for consistency with the 1996 presentation.


             See condensed notes to consolidated financial statements.

                              PLAYTEX PRODUCTS, INC.
                  CONSOLIDATED STATEMENT OF  STOCKHOLDERS' EQUITY
                             (Unaudited, in thousands)






                                                                       Foreign
                                              Additional  Retained    Currency
                                    Common     Paid-In    Earnings   Translation
                                     Stock     Capital    (Deficit)   Adjustment
                                    -------   ----------  ---------   ----------

Balance, December 30, 1995          $  509    $ 424,217   $(723,917)   $ (1,785)


  Net earnings                          --           --       5,981          --

  Foreign currency translation
    adjustment                          --           --          --          19
                                    ------    ---------   ---------   ---------


Balance, March 30, 1996             $  509    $ 424,217   $(717,936)   $ (1,766)
                                    ======    =========   =========    ========














             See condensed notes to consolidated financial statements.

                              PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)


                                                     Three Months   Three Months
                                                        Ended           Ended
                                                      March 30,       April 1,
                                                        1996            1995
                                                    -------------   ------------
  Cash flows from operations:
    Net earnings                                      $  5,981        $  3,753
    Non-cash items included in earnings:
       Amortization of intangibles                       3,200           2,658
       Amortization of debt discount and
         deferred financing costs                          505             659
       Depreciation                                      2,154           2,054
       Deferred taxes                                    2,359          (1,118)
       Other, net                                           (4)             36
       Net increase in working capital accounts
                                                        (1,902)         (4,426)
                                                      --------        --------
       Net cash flows from operations                   12,293           3,616
                                                      --------        --------



    Cash flows used for investing activities:
       Purchases of property, plant and equipment       (2,097)         (1,651)
       Business acquired                                    --         (20,100)
                                                      --------        --------

        Net cash flows used for investing activities
                                                        (2,097)        (21,751)
                                                      --------        --------

  Cash flows (used for) from financing activities:
     (Repayments) borrowings under working
       capital facilities, net                          (1,750)         18,950
     Repayment of term loan facility                   (10,000)             --
     Other, net                                             49            (595)
                                                      --------        --------

        Net cash flows (used for) from
          financing activities                         (11,701)         18,355
                                                      --------        --------

  Change in cash and cash equivalents
  Cash and cash equivalents at beginning of period       5,940          10,373
                                                      --------        --------
    Cash and cash equivalents at end of period        $  4,435        $ 10,593
                                                      ========        ========

  Supplemental disclosures of cash flow information

  Net cash paid (refunded) during the periods for:

      Interest                                        $  8,157        $ 11,956
                                                      ========        ========

      Income taxes, net of refunds                    $ (2,176)       $  3,951
                                                      ========        ========

             See condensed notes to consolidated financial statements.

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   Consolidated Financial Statements

       The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

       The Company presumes the users of this Quarterly Report on Form 10 - Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10 - K for the year ended December 30, 1995. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

  2.   Balance Sheet Components

       The components of certain balance sheet accounts are as follows (in thousands):


                                                     March 30,   December 30,
                                                       1996           1995
                                                   ------------   -----------
                                                    (Unaudited)

       Receivables                                  $  88,646      $  60,061
       Less allowance for doubtful accounts            (2,015)        (2,042)
                                                    ---------      ---------
              Net                                   $  86,631      $  58,019
                                                    =========      =========
       Inventories:
           Raw materials                            $  13,911      $  18,187
           Work in process                              1,049          1,267
           Finished goods                              24,974         29,736
                                                    ---------      ---------
              Total                                 $  39,934      $  49,190
                                                    =========      =========

       Net property, plant and equipment:
           Land                                     $   1,190      $   1,190
           Buildings                                   24,182         24,055
           Machinery and equipment                     89,463         86,955
                                                    ---------      ---------
                                                      114,835        112,200
           Less accumulated depreciation              (62,460)       (59,738)
                                                    ---------      ---------
              Net                                   $  52,375      $  52,462
                                                    =========      =========

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  2.   Balance Sheet Components (continued)
                                                  March 30,     December 30,
                                                   1996             1995
                                                ----------      ------------
                                                (Unaudited)

        Goodwill                                 $ 446,482       $ 446,482
        Less accumulated amortization              (89,678)        (86,853)
                                                 ---------       ---------
            Net                                  $ 356,804       $ 359,629
                                                 =========       =========

        Patents, trademarks and other            $  49,769       $  49,769
        Less accumulated amortization              (12,068)        (11,693)
                                                 ---------       ---------
            Net                                  $  37,701       $  38,076
                                                 =========       =========

        Deferred financing costs                 $  19,463       $  19,463
        Less accumulated amortization               (2,542)         (2,037)
                                                 ---------       ---------
            Net                                  $  16,921       $  17,426
                                                 =========       =========

        Accrued expenses:
          Advertising and sales promotion        $  27,987       $  29,401
          Interest                                  14,243           6,320
          Employee compensation and benefits         6,516          10,162
          Insurance                                  5,014           4,858
          Accrued returns reserve                    7,362             500
          Other                                     10,566           9,016
                                                 ---------       ---------
            Total                                $  71,688       $  60,257
                                                 =========       =========

  3.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

                                                  March 30,    December 30,
                                                    1995           1995
                                                ----------      ----------
                                                (Unaudited)
           1995 Credit Agreement:
             1995 Term Loan Facility              $377,500       $ 387,500
             1995 Acquisition Credit Facility       37,500          37,500
             1995 Working Capital Facility           3,300           5,050

           9% Senior Subordinated Notes due
              2003                                 360,000         360,000
                                                  --------       ---------
                                                   778,300         790,050
           Less current maturities                 (22,500)        (20,000)
                                                  --------       ---------

             Total long-term debt                 $755,800       $ 770,050
                                                  ========       =========

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  3.  Long-Term Debt  (continued)

      The 1995 Term Loan Facility provides for semi-annual repayment of principal, including payments of $10.0 million due on September 15, 1996 and $12.5 million on March 15, 1997. The rate of interest on borrowings under the 1995 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. At March 30, 1996, the weighted average variable interest rate was 7.34%. The weighted average variable interest rate for the quarter ended March 30, 1996 was 7.39%. The weighted average variable interest rate, under the previous credit agreement, for the quarter ended April 1, 1995 was 9.12%. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $100,000 per annum are also required. At March 30, 1996, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $69.8 million.

      The provisions of the 1995 Credit Agreement require the Company to meet certain financial covenants and ratios and also include limitations or restrictions on: new indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% Senior Subordinated Notes (the "9% Notes") contain certain similar restrictions and requirements. Under the terms of the 1995 Credit Agreement and the 9% Notes, payment of cash dividends on the common stock of the Company is restricted.

  4.   Earnings Per Share

       Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding for the periods presented. At March 30, 1996 and at December 30, 1995, no shares of common stock were held in treasury.

  5.   Contingent Liabilities

       In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party which would have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION



  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 30, 1995 filed with the Securities and Exchange Commission (No. 33-25485).

       Certain statements in this Quarterly Report or others made hereafter (including orally) may constitute "forward looking statements" within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: intensified competition, higher spending for advertising and promotion, new product initiatives and continued activity in the private label sector, the loss of significant customers, product liability litigation and changes in governmental regulations.

  Results of Operations
  ---------------------

  Three Months Ended March 30, 1996 Versus
    Three Months Ended April 1, 1995:

       Net Sales - Net sales of $143.1 million for the quarter ended March 30, 1996 were $10.3 million, or 7.8%, higher than for the same quarter in fiscal 1995. On a worldwide basis, net sales of the Company's Feminine Care products were equal to the first quarter of 1995, while U.S. net sales increased 2.4%. Sun Care net sales increased 30.3%. Excluding the impact of the acquisition of the remaining equity of Banana Boat not previously owned
                                             -----------
  by the Company (the "BBH Acquisition"), which occurred in the fourth quarter of 1995, Sun Care net sales would have increased 13.5%. Infant Care net sales continued to show growth, with a 23.3% increase in the current quarter. The Playtex Spill-Proof cup continued to be the leading contributor
               ------- -----------
  to Infant Care's growth in net sales. Additionally, versus the same period in 1995, Household Product net sales increased 20.1%, which was impacted in part by a full quarter of net sales in 1996 of the Woolite rug and upholstery
                                                     -------
  cleaning products business ("Woolite"),which was acquired in February 1995.
                               -------
  Hair Care net sales, which represents 5.3% of the Company's total net sales, decreased 38.8% versus the first quarter of 1995. When compared with the fourth quarter of 1995, Hair Care net sales increased 9.5%.

       Gross Profit - Gross profit of $87.4 million for the first quarter of fiscal 1996 increased by $7.9 million, or 9.9%, from the corresponding fiscal 1995 quarter. Period to period, gross margin increased 1.2% to 61.1%. This increase was primarily attributable to favorable product mix and increased margin on Sun Care products as a result of the BBH Acquisition . This increase in Sun Care margin was partially tempered due to the impact of a non-cash acquisition

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

  accounting adjustment as required by Accounting Principles Board Opinion No. 16 - "Business Combinations".

       Operating Earnings - Operating earnings of $27.8 million for the first quarter of 1996 were $0.6 million, or 2.1%, higher than for the comparable period in fiscal 1995. The increase in operating earnings was attributable to the increase in gross profit offset in part by the impact of a 17.1% increase in advertising and promotional spending. It was further impacted by increases of 7.0% and 20.4% in selling, distribution and research and amortization of intangibles, respectively, for the first quarter of 1996 versus the same period in 1995. These increases were attributable primarily to the Woolite and BBH acquisitions.
         -------

       Interest Expense - Interest expense decreased $4.0 million or 19.4%. This decrease resulted from lower interest rates in the first quarter of fiscal 1996 versus fiscal 1995 and the reduction in long-term debt (including current portion) which is down $116.4 million versus the balance outstanding
  at the end of the first quarter of 1995.   The decrease in the long-term debt
  was primarily the result of an equity infusion and a new credit agreement with Chase Manhattan Bank (formerly Chemical Bank) in June 1995 in connection with the 1995 Investment, partly offset by the financing of the BBH Acquisition.

       Net Earnings - Net earnings of $6.0 million for the first quarter of fiscal 1996 were $2.2 million, or 59.4%, higher than for the same quarter in fiscal 1995. The favorable variance resulted from the combined effect of all factors described above.

  Financial Condition
  -------------------
       At March 30, 1996, the Company's working capital decreased by $3.6 million to $25.0 million from $28.6 million at December 30, 1995. On a significant component basis: a) inventory decreased $9.3 million, primarily due to the first quarter sell off of the seasonal Sun Care inventory and inventory built in the fourth quarter for promotions, b) an $11.4 million increase in accrued expenses resulting mostly from the timing of interest payments and from increased accrued returns reserves in the first quarter of 1996 versus the fourth quarter of 1995, c) a $5.0 million increase in income taxes payable, primarily the result of the difference in the earnings in the first quarter of 1996 and the fourth quarter of 1995, and d) a $2.5 million increase in the current portion of long term debt. These working capital decreases were partly offset by receivables which increased by $28.6 million, principally due to an increase in sales in the first quarter of 1996 when compared with the fourth quarter of 1995 and the seasonal nature of Sun Care
  product sales with extended credit terms.   All other working capital
  components decreased by a net $4.0 million.

       Long-term debt (including current portion) of $778.3 million at March 30, 1996 was $11.8 million lower than at December 30, 1995. The net decrease in long-term borrowings reflect the impact of the $10.0 million principal payment on the 1995 Term Loan Facility and $1.8 million reduction in 1995 Working Capital Facility.

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION



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

       Capital Expenditures for equipment and facility improvements were $2.1 million and $1.7 million for the three month periods ended March 30, 1996 and April 1, 1995, respectively.

       Inflation in the United States and Canada has not been a significant concern of the Company during recent periods.

       The Company's business, with the exception of Banana Boat, have
                                                     -----------
  generally not been seasonal.  Banana Boat sales are highly seasonal with 85
                                -----------
  to 90 percent of sales occurring in the first six months of the year. In addition, the seasonality requires increased working capital needs to support inventory builds prior to the selling season and higher receivable levels resulting from extended credit terms which are typical in the sun care industry.

                              PLAYTEX PRODUCTS, INC.

                            PART II - OTHER INFORMATION

  Item  1. Legal Proceedings

       The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

       As of the end of March 1996, there were approximately 12 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.

       In the previously reported action, "Harding, Hayes et. al. v. Tambrands, Inc. and Playtex Family Products Corp.", in which plaintiffs purported to represent and sought to certify a nationwide class of tampon users who allegedly contracted TSS from the use of rayon fiber tampons manufactured by Playtex, the Court denied class certification in March, 1996. The plaintiff's time to appeal this ruling has not expired.


  Item  6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             (27) Financial Data Schedule

         b.  Reports on Form 8-K - None

                                    SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PLAYTEX PRODUCTS, INC.





       Date:     May 8, 1996                By:    /s/Michael R. Gallagher
             ------------------                 ----------------------------
                                                    Michael R. Gallagher
                                                   Chief Executive Officer







       Date:     May 8, 1996                By:      /s/Michael F. Goss
             ------------------                 ----------------------------
                                                       Michael F. Goss
                                                  Executive Vice President
                                                             and
                                                   Chief Financial Officer