Form 10-Q
period 1996-06-29
PLAYTEX PRODUCTS INC
filed 1996-08-07
CIK 842699

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


                       For the Quarter Ended June 29, 1996

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


        Delaware            33-25485-01         51-0312772
    (State or other      (Commission File        (I.R.S.
    jurisdiction of            No.)              Employer
    incorporation or                          Identificatio
     organization)                                n No.)


                              300 Nyala Farms Road
                             Westport, Connecticut 06880
                                (203) 341 - 4000
                        (Address, including zip code, and
                         telephone number, including area
                      code, of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     At August 7, 1996, 50,885,367 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.


                                      INDEX


                                                         PAGE
                                                        ------


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                           3 - 10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11 - 14


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                15


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits                                     15

         (b) Reports on Form 8-K                          15


Signatures                                                16

                              PLAYTEX PRODUCTS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)



                                             June 29,           December 30,
  ASSETS                                       1996                 1995
                                            ---------           ------------
                                           (Unaudited)

  Current assets:
    Cash and cash equivalents                $ 15,291            $  5,940
    Receivables, less allowance for
       doubtful accounts                       84,713              58,019
    Inventories                                34,737              49,190
    Current deferred taxes                     12,627              13,154
    Other current assets                        1,844               4,545
                                             --------            --------
       Total current assets                   149,212             130,848

  Net property, plant and equipment            52,863              52,462
  Intangible assets, net:
    Goodwill                                  353,979             359,629
    Patents, trademarks and other              37,184              38,076
    Deferred financing costs                   16,417              17,426
  Due from related party                       80,017              80,017
  Other noncurrent assets                       4,463               4,403
                                             --------            --------
       Total assets                          $694,135            $682,861
                                             ========            ========



  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                         $ 18,587            $ 20,057
    Accrued expenses                           70,427              60,257
    Income taxes payable                        6,039               1,897
    Current maturities of long-term debt       22,500              20,000
                                             --------            --------
       Total current liabilities              117,553             102,211

  Long-term debt                              752,500             770,050
  Due to related party                         78,386              78,386
  Other noncurrent liabilities                 14,932              16,784
  Deferred income taxes                        20,219              16,406
                                             --------            --------
       Total liabilities                      983,590             983,837

  Stockholders' equity:
    Common stock, $.01 par value, authorized
       100,000,000 shares, issued 50,885,367
       shares at June 29, 1996 and
       50,879,701 shares at
       December 30, 1995                          509                 509

    Additional paid-in capital                424,262             424,217
    Retained earnings (deficit)              (712,447)           (723,917)
    Foreign currency
       translation adjustment                  (1,779)             (1,785)
                                             --------            --------

       Total stockholders'
           equity (deficit)                  (289,455)           (300,976)
                                             --------            --------

        Total liabilities and
           stockholders' equity              $694,135            $682,861
                                             ========            ========


  See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands, except per share data)

                                          Three Months      Three Months
                                             Ended              Ended
                                            June 29,           July 1,
                                              1996            1995 (a)
                                          ------------      ------------

    Net sales                               $131,872          $135,627
    Cost of sales                             49,960            53,519
                                            --------          --------

       Gross profit                           81,912            82,108

    Operating expenses:
       Advertising and sales promotion        33,296            31,398
       Selling, distribution and research     14,403            13,600
       Administrative                          4,276             4,151
       Amortization of intangibles             3,202             2,760
                                            --------          --------
       Total operating expenses               55,177            51,909
                                            --------          --------


         Operating earnings                   26,735            30,199

    Interest expense, including related
       party interest
       expense of $3,038 for both
       periods presented,
       net of related party interest
       income of $3,000
       for both periods presented             16,300            18,963
                                            --------          --------


       Earnings before income taxes and
         extraordinary loss
                                              10,435            11,236
    Income taxes                               4,946             4,715
                                            --------          --------
       Earnings before extraordinary loss      5,489             6,521
    Extraordinary loss on early
       extinguishment of debt,
       net of $5,180 tax benefit               --               (7,935)
                                            --------          --------
         Net earnings                       $  5,489          $ (1,414)
                                            ========          ========

    Weighted average common
       shares outstanding                     50,881            36,594
                                            ========          ========
    Earnings per share -
       primary and fully diluted

       Before extraordinary loss            $    .11          $    .18
                                            ========          ========

         Net earnings                       $    .11          $   (.04)
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

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)


                                                   Six Months    Six Months
                                                      Ended        Ended
                                                     June 29,      July 1,
                                                      1996         1995 (a)
                                                   ----------    ----------

    Net sales                                       $274,939      $268,394
    Cost of sales                                    105,610       106,734
                                                    --------      --------

       Gross profit                                  169,329       161,660

    Operating expenses:
       Advertising and sales promotion                71,602        64,104
       Selling, distribution and research             28,245        26,538
       Administrative                                  8,504         8,142
       Amortization of intangibles                     6,402         5,418
                                                    --------      --------

       Total operating expenses                      114,753       104,202
                                                    --------      --------

       Operating earnings                             54,576        57,458

    Interest expense, including
       related party interest
       expense of $6,075 for both
       periods presented,
       net of related party interest
       income of $6,001
       for both periods presented                     32,962        39,636
                                                    --------      --------

       Earnings before income taxes and
         extraordinary loss                           21,614        17,822
    Income taxes                                      10,144         7,548
                                                    --------      --------
       Earnings before extraordinary loss             11,470        10,274

    Extraordinary loss on early
       extinguishment of debt,
       net of $5,180 tax benefit                        --          (7,935)
                                                    --------      --------

       Net earnings                                 $ 11,470      $  2,339
                                                    ========      ========
    Weighted average shares outstanding               50,881        33,737
                                                    ========      ========

    Earnings per share - primary and
       fully diluted

       Before extraordinary loss                    $    .23      $    .30
                                                    ========      ========

       Net earnings                                 $    .23      $    .07
                                                    ========      ========

(a) Certain prior year accounts have been reclassified for consistency with the 1996 presentation.



            See condensed notes to consolidated financial statements.

                                        PLAYTEX PRODUCTS, INC.
                           CONSOLIDATED STATEMENT OF  STOCKHOLDERS' EQUITY

                                      (Unaudited, in thousands)





                                                                                 Foreign
                                                        Additional   Retained    Currency
                                               Common    Paid-In    Earnings    Translation
                                               Stock     Capital    (Deficit)   Adjustment
                                               ------   ----------  ---------   -----------
Balance, December 30, 1995                     $509      $424,217   $(723,917)    $(1,785)

   Net earnings                                  --           --       11,470        --

   Shares issued for exercise
     of stock options                            --            45       --           --


   Foreign currency translation
     adjustment                                  --           --        --              6
                                               ----      --------   ---------     -------

Balance, June 29, 1996                         $509      $424,262   $(712,447)    $(1,779)
                                               ====      ========   =========     =======





            See condensed notes to consolidated financial statements.

                            PLAYTEX PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                        Six Months   Six  Months
                                                          Ended        Ended
                                                         June 29,      July 1,
                                                           1996        1995
                                                        ----------   -----------
Cash flows from operations:
   Net earnings                                          $ 11,470     $  2,339
   Non-cash items included in earnings:
      Extraordinary loss                                       --        7,935
      Amortization of intangibles                           6,402        5,418
      Amortization of deferred financing costs              1,009        1,263
      Depreciation                                          4,338        4,172
      Deferred taxes                                        4,340         (986)
      Other, net                                              (15)          73
      Net decrease (increase) in working
         capital accounts                                   1,450      (11,782)
                                                         --------     --------
      Net cash flows from operations                       28,994        8,432
                                                         --------     --------

Cash flows used for investing activities:
   Purchases of property, plant and equipment              (4,644)      (6,278)
   Business acquired                                           --      (20,100)
                                                         --------     --------


      Net cash flows used for investing activities         (4,644)     (26,378)
                                                         --------     --------

Cash flows (used for) from financing activities:
   Repayments under working capital facilities, net        (5,050)     (17,350)
   Long-term debt borrowings                                   --      387,500
   Long-term debt payments                                (10,000)    (481,000)
   Payment of financing costs                                  --       (8,800)
   Issuance of common shares                                   45      169,300
   Other, net                                                   6           84
                                                         --------     --------

      Net cash flows (used for) from
          financing activities                            (14,999)      49,734
                                                         --------     --------

Increase in cash and cash equivalents                       9,351       31,788
Cash and cash equivalents at beginning of period            5,940       10,373
                                                         --------     --------

Cash and cash equivalents at end of period
                                                         $ 15,291     $ 42,161
                                                         ========     ========


Supplemental disclosures of cash flow information

Net cash paid during the periods for:
   Interest                                              $ 32,326     $ 38,749
                                                         ========     ========

   Income taxes, net of refunds                          $  1,662     $  9,680
                                                         ========     ========



           See condensed notes to consolidated financial statements.

                           PLAYTEX PRODUCTS, INC.

                       PART I - FINANCIAL INFORMATION

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1.   Consolidated Financial Statements

    The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the full year.

   The Company presumes the users of this Quarterly Report on Form 10 - Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10 - K for the year ended December 30, 1995. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

  2.   Balance Sheet Components

    The components of certain balance sheet accounts are as follows (in thousands):

                                                June 29,     December 30,
                                                   1996           1995
                                              -----------    ------------
                                              (Unaudited)
  Receivables                                   $ 86,753       $ 60,061
  Less allowance for doubtful accounts            (2,040)        (2,042)
                                                --------       --------
       Net                                      $ 84,713       $ 58,019
                                                ========       ========

  Inventories:
       Raw materials                            $ 13,623       $ 18,187
       Work in process                               868          1,267
       Finished goods                             20,246         29,736
                                                --------       --------
          Total                                 $ 34,737       $ 49,190
                                                ========       ========


  Net property, plant and equipment:
       Land                                     $  1,190       $  1,190
       Buildings                                  23,266         24,055
       Machinery and equipment                    92,666         86,955
                                                --------       --------

                                                 117,122        112,200
       Less accumulated depreciation             (64,259)       (59,738)
                                                --------       --------
          Net                                   $ 52,863       $ 52,462
                                                ========       ========

                              PLAYTEX PRODUCTS, INC.

                          PART I - FINANCIAL INFORMATION

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





  2.   Balance Sheet Components (continued)         June 29,      December 30,
                                                      1996            1995
                                                   ---------      -----------
                                                  (Unaudited)
       Goodwill                                    $446,482         $446,482

       Less accumulated amortization                (92,503)         (86,853)
                                                   --------         --------
          Net                                      $353,979         $359,629
                                                   ========         ========

       Patents, trademarks and other               $ 49,629         $ 49,769
       Less accumulated amortization                (12,445)         (11,693)
                                                   --------         --------
          Net                                      $ 37,184         $ 38,076
                                                   ========         ========

       Deferred financing costs                    $ 19,463         $ 19,463
       Less accumulated amortization                 (3,046)          (2,037)
                                                   --------         --------

          Net                                      $ 16,417         $ 17,426
                                                   ========         ========
       Accrued expenses:
          Advertising and sales promotion          $ 29,310         $ 29,401
          Interest                                    5,947            6,320
          Employee compensation and benefits          9,287           10,162
          Insurance                                   5,689            4,858
          Accrued returns reserve                    11,139              500
          Other                                       9,055            9,016
                                                   --------         --------
             Total                                 $ 70,427         $ 60,257
                                                   ========         ========



  3.   Long-Term Debt

       Long-term debt consists of the
       following (in thousands):                   June 29,       December 30,
                                                    1996            1995
                                                  ---------       -----------
                                                 (Unaudited)
       1995 Credit Agreement:
          1995 Term Loan Facility                  $377,500         $387,500
          1995 Acquisition Credit Facility           37,500           37,500
          1995 Working Capital Facility                --              5,050
          9% Senior Subordinated Notes due 2003     360,000          360,000
                                                   --------         --------

                                                    775,000          790,050
       Less current maturities                      (22,500)         (20,000)
                                                   --------         --------

          Total long-term debt                     $752,500         $770,050
                                                   ========         ========

                                 PLAYTEX PRODUCTS, INC.

                             PART I - FINANCIAL INFORMATION

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Long-Term Debt  (continued)

     The 1995 Term Loan Facility provides for semi-annual repayment of principal, including payments of $10.0 million due on September 15, 1996 and $12.5 million on March 15, 1997. The rate of interest on borrowings under the 1995 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. At June 29, 1996, the weighted average variable interest rate was 7.27%. The weighted average variable interest rate for the quarter ended June 29, 1996 was 7.31%. The weighted average variable interest rate, under the previous credit agreement, for the quarter ended July 1, 1995 was 8.20%. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $100,000 per annum are also required. At June 29, 1996, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $73.1 million.

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

     On July 1, 1996, the Company entered into an agreement such that $150.0 million of the Company's variable rate debt is fixed at 5.59% plus the applicable spread, for a two year period commencing July 25, 1996. This agreement is terminated if at any of the quarterly reset dates, the 90 day LIBOR rate equals or exceeds 6.25%.

     Additionally, subsequent to the quarter end, the Company prepaid the $10.0 million payment on the Term Loan Facility which was due on the September 15, 1996. Concurrently, the Company paid down $10.0 million of the Acquisition Credit Facility.

4.   Earnings Per Share

     Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding and common stock equivalents for the periods presented. At June 29, 1996 and at December 30, 1995, no shares of common stock were held in treasury.

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

     Certain statements in this Quarterly Report or others made hereafter (including orally) may constitute "forward looking statements" within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: intensified competition, higher spending for advertising and promotion, new product initiatives and continued activity in the private label sector, the loss of significant customers, product liability litigation and changes in governmental regulations.
Results of Operations
- ---------------------

Three Months Ended June 29, 1996 Versus
 Three Months Ended July 1, 1995:

     Net Sales - Net sales of $131.9 million for the quarter ended June 29, 1996 were $3.8 million, or 2.8%, lower than for the same quarter in fiscal 1995. Net sales of the Company's Feminine Care products were $8.1 million, or 12.9%, below the second quarter of 1995, despite a gain in unit market share at the retail level from 23.2 to 25.2. This decline in net sales was related primarily to reduced trade promotions relative to the same period last year. Infant Care net sales were up 16.7%, led by the continued strength of the Playtex Spill-Proof
                                                          ------- -----------
cup. Sun Care net sales increased 10.8%. Additionally, versus the same period in 1995, Household Product net sales increased 4.9%. Hair Care net sales, which represented 4.6% of the Company's total net sales for the quarter, decreased 30.2% versus the second quarter of 1995.

     Gross Profit - Gross profit of $81.9 million for the second quarter of fiscal 1996 was flat with the corresponding fiscal 1995 quarter. Period to period, gross margin increased, as a percent of net sales, 1.6% to 62.1%. This increase was attributable primarily to favorable product mix and increased margin on Sun Care products as a result of the BBH Acquisition .

     Operating Earnings - Operating earnings of $26.7 million for the second quarter of 1996 were $3.5 million, or 11.5%, lower than for the comparable period in fiscal 1995. The most significant factor contributing to the decrease in operating earnings was an increase of $1.9 million, or 6.0%, in advertising and promotional spending. Also contributing to the decrease in operating margin were increases in certain other operating expenses primarily attributable to the BBH acquisition.

     Interest Expense - Interest expense decreased $2.7 million, or 14.0%. This decrease resulted from lower interest rates in the second quarter of fiscal 1996 versus fiscal 1995 and the

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


reduction in average long-term debt (including current portion) which was primarily the result of the sale on June 6, 1995 of 20.0 million of the Company's common stock at $9.00 to a group of limited partnerships managed by Haas Wheat & Partners (the "Investment") and, concurrent with the Investment, a new credit agreement with Chase Manhattan Bank (formerly Chemical Bank), partly offset by the financing of the fourth quarter 1995 BBH Acquisition.

     Net Earnings Before Extraordinary Loss - Net earnings of $5.5 million for the second quarter of fiscal 1996 were $1.0 million, or 15.8%, lower than for the same quarter in fiscal 1995. The variance resulted from the combined effect of all factors described above. In the second quarter of 1995, the Company recorded a $7.9 million extraordinary loss on early extinguishment of debt, net of $5.2 million of related tax benefits.

Six Months Ended June 29, 1996 Versus
 Six Months Ended July 1, 1995:

     Net Sales - Net sales of $274.9 million for the six months ended June 29, 1996 were $6.5 million, or 2.4%, higher than for the same period in fiscal 1995. Net sales of the Company's Feminine Care products were down $8.3 million, or 6.9%, versus the first six months of 1995. Sun Care net sales increased $10.6 million, or 20.3%. Excluding the impact of the BBH Acquisition, which occurred in the fourth quarter of 1995, Sun Care net sales increased 7.5%. Infant Care net sales continued to show growth, with a $9.0 million, or 20.0% increase over the six months ended July 1, 1995. Additionally, versus the same period in 1995, Household Product net sales increased 12.2%, due in part to the impact of a full six months of net sales in 1996 of the Woolite rug and upholstery
                                              -------
cleaning business ("Woolite").  Hair Care net sales, which represented 5.0% of
                    -------
the Company's total net sales, decreased 35.3% versus the first six months of fiscal 1995.
     Gross Profit - Gross profit of $169.3 million for the first six months of fiscal 1996 increased by $7.7 million, or 4.7%, from the corresponding six months in 1995. Period to period, gross margin increased 1.4% to 61.6% of net sales. This increase was primarily attributable to favorable product mix and increased margin on Sun Care products as a result of the BBH Acquisition. This increase in Sun Care margin was partially tempered due to the impact of a $1.8 million non-cash acquisition accounting adjustment as required by Accounting Principles Board Opinion No. 16 - "Business Combinations".

     Operating Earnings - Operating earnings of $54.6 million for the six months of 1996 were $2.9 million, or 5.0%, lower than for the comparable period in fiscal 1995. Operating earnings were favorably impacted by the 4.7% increase in gross profit. However, this gain was more than offset by an 11.7% increase in advertising and promotional spending. Also contributing to the decrease in operating margin were increases in certain other operating expenses, attributable primarily to the Woolite and BBH acquisitions.
                              -------

     Interest Expense - Interest expense decreased $6.7 million or 16.8%. This decrease resulted from lower interest rates in the first six months of fiscal 1996 versus fiscal 1995 and the reduction in average long-term debt (including current portion) versus the comparable period in 1995. The decrease in the long-term debt was primarily the result of an equity infusion, the Investment, and the new credit agreement with Chase Manhattan Bank (formerly Chemical Bank) in June 1995, partly offset by the financing of the BBH Acquisition.

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


     Net Earnings Before Extraordinary Loss - Net earnings before extraordinary loss of $11.5 million for the first six months of fiscal 1996 were $1.2 million, or 11.6%, higher than for the same period in fiscal 1995. The favorable variance resulted from the combined effect of all factors described above. In the second quarter of 1995, the Company recorded a $7.9 million extraordinary loss on early extinguishment of debt, net of $5.2 million of related tax benefits.


Financial Condition
- -------------------

     At June 29, 1996, the Company's working capital increased by $3.0 million to $31.6 million from $28.6 million at December 30, 1995. On a significant component basis: a) inventory decreased $14.4 million, due primarily to the sell off of the seasonal Sun Care inventory and promotional inventory built in the fourth quarter of 1995, b) a $10.2 million increase in accrued expenses resulting almost entirely from the increased accrued returns for seasonal Sun Care products versus the balance at the year end of 1995, c) a $4.1 million increase in income taxes payable, primarily the result of the difference in the earnings in the second quarter of 1996 and the fourth quarter of 1995, and d) a $2.5 million increase in the current portion of long term debt. These working capital decreases were partly offset by a) $9.4 million increase in cash and b) receivables which increased by $26.7 million, principally due to the seasonal nature of Sun Care product sales with extended credit terms and to an increase in sales in the second quarter of 1996 when compared with the fourth quarter of 1995. All other working capital components decreased by a net $1.9 million.

     Long-term debt (including current portion) of $775.0 million at June 29, 1996 was $15.1 million lower than at December 30, 1995. The net decrease in long-term borrowings reflected the impact of the scheduled $10.0 million principal payment on the 1995 Term Loan Facility and a $5.1 million reduction in the 1995 Working Capital Facility. In early July, the Company prepaid the $10.0 million payment on the Term Loan Facility which was due on September 15, 1996. Concurrently, the Company paid down $10.0 million of the Acquisition Credit Facility.

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

     Capital Expenditures for equipment and facility improvements were $4.6 million and $6.3 million for the six month periods ended June 29, 1996 and July 1, 1995, respectively.

                                PLAYTEX PRODUCTS, INC.

                            PART I - FINANCIAL INFORMATION


     Inflation in the United States and Canada has not been a significant concern of the Company during recent periods.

    The Company's businesses, with the exception of Banana Boat, have generally
                                                     -----------
not been seasonal.  Banana Boat sales are highly seasonal with 85 to 90 percent
                    -----------
of sales occurring in the first six months of the year. In addition, the seasonality requires increased working capital needs to support inventory builds prior to the selling season and higher receivable levels resulting from extended credit terms which are typical in the sun care industry.

                                PLAYTEX PRODUCTS, INC.

                             PART II - OTHER INFORMATION


Item  1. Legal Proceedings

     The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

     As of the end of June 1996, there were approximately 9 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.

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


                                                  PLAYTEX PRODUCTS, INC.





        Date:    August 7, 1996              By:  /s/Michael R. Gallagher
                                                 -------------------------
                                                   Michael R. Gallagher
                                                      Chief Executive
                                                          Officer






        Date:    August 7, 1996              By:    /s/Michael F. Goss
                                                 ----------------------
                                                      Michael F. Goss
                                                      Executive Vice
                                                       President and
                                                      Chief Financial
                                                          Officer