Form 10-Q
period 1996-09-28
PLAYTEX PRODUCTS INC
filed 1996-11-12
CIK 842699

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

                    For the Quarter Ended September 28, 1996

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                     33-25485-01             51-0312772
(State or other jurisdiction of     (Commission File No.)     (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                                (203) 341 - 4000
                    ----------------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

     At November 12, 1996, 50,887,200 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                                    PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                   PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                 3 - 10


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations       11 - 13

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                     14

Item 6.       Exhibits and Reports on Form 8-K:

              (a) Exhibits                                          14

              (b) Reports on Form 8-K                               14


Signatures                                                          15

                             PLAYTEX PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 September 28, December 30,
                                   ASSETS                            1996         1995
                                                                 ------------- ------------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                      $   7,059   $   5,940
    Receivables, less allowance for doubtful accounts                 63,625      58,019
    Inventories                                                       33,541      49,190
    Current deferred taxes                                            12,681      13,154
    Other current assets                                               1,894       4,545
                                                                   ---------   ---------
       Total current assets                                          118,800     130,848
Net property, plant and equipment                                     52,833      52,462
Intangible assets, net:
    Goodwill                                                         351,153     359,629
    Patents, trademarks and other                                     36,787      38,076
    Deferred financing costs                                          15,912      17,426
Due from related party                                                80,017      80,017
Other noncurrent assets                                                4,182       4,403
                                                                   ---------   ---------
       Total assets                                                $ 659,684   $ 682,861
                                                                   =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $  15,446   $  20,057
    Accrued expenses                                                  72,164      60,257
    Income taxes payable                                               6,050       1,897
    Current maturities of long-term debt                              25,000      20,000
                                                                   ---------   ---------
       Total current liabilities                                     118,660     102,211
Long-term debt                                                       710,750     770,050
Due to related party                                                  78,386      78,386
Other noncurrent liabilities                                          14,587      16,784
Deferred income taxes                                                 21,364      16,406
                                                                   ---------   ---------
       Total liabilities                                             943,747     983,837
Stockholders' equity:
    Common stock, $.01 par value, authorized 100,000,000 shares, issued 50,885,367 shares at September 28,1996 and 50,879,701
     shares at December 30, 1995                                         509         509
    Additional paid-in capital                                       424,262     424,217
    Retained earnings (deficit)                                     (707,039)   (723,917)
    Foreign currency translation adjustment                           (1,795)     (1,785)
                                                                   ---------   ---------
       Total stockholders' equity (deficit)                         (284,063)   (300,976)
                                                                   ---------   ---------
           Total liabilities and stockholders' equity              $ 659,684   $ 682,861
                                                                   =========   =========

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                            Three Months    Three Months
                                                               Ended           Ended
                                                            September 28,   September 30,
                                                                1996           1995 (a)
                                                            ------------    ------------

Net sales                                                      $117,500      $111,744
Cost of sales                                                    44,135        40,570
                                                               --------      --------

    Gross profit                                                 73,365        71,174

Operating expenses:
    Advertising and sales promotion                              25,430        25,794
    Selling, distribution and research                           14,005        12,879
    Administrative                                                4,373         4,306
    Amortization of intangibles                                   3,223         2,762
                                                               --------      --------

        Total operating expenses                                 47,031        45,741
                                                               --------      --------

        Operating earnings                                       26,334        25,433

Interest expense, net -- including related party interest
    expense of $3,037 for both periods presented,
    net of related party interest income of $3,001
    for both periods presented                                   16,148        15,431
                                                               --------      --------

    Earnings before income taxes                                 10,186        10,002
Income taxes                                                      4,778         4,514
                                                               --------      --------

Net earnings                                                   $  5,408      $  5,488
                                                               ========      ========
Weighted average common shares outstanding                       50,885        50,880
                                                               ========      ========

    Earnings per share - primary and fully diluted             $    .11      $    .11
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

                                  PLAYTEX PRODUCTS, INC.
                            CONSOLIDATED STATEMENTS OF EARNINGS
                     (Unaudited, in thousands, except per share data)

                                                             Nine Months    Nine Months
                                                                Ended          Ended
                                                             September 28,  September 30,
                                                                 1996          1995 (a)
                                                             -------------  ------------

Net sales                                                      $392,439      $ 380,138
Cost of sales                                                   149,745        147,304
                                                               --------      ---------

    Gross profit                                                242,694        232,834

Operating expenses:
    Advertising and sales promotion                              97,032         89,898
    Selling, distribution and research                           42,250         39,417
    Administrative                                               12,877         12,448
    Amortization of intangibles                                   9,625          8,180
                                                               --------      ---------

        Total operating expenses                                161,784        149,943
                                                               --------      ---------

        Operating earnings                                       80,910         82,891

Interest expense, net -- including related party interest
    expense of $9,113 for both periods presented,
    net of related party interest income of $9,002
    for both periods presented                                   49,110         55,067
                                                               --------      ---------

    Earnings before income taxes and extraordinary loss          31,800         27,824
Income taxes                                                     14,922         12,062
                                                               --------      ---------
    Earnings before extraordinary loss                           16,878         15,762
Extraordinary loss on early extinguishment of debt,
    net of $5,180 tax benefit                                        --         (7,935)
                                                               --------      ---------
        Net earnings                                           $ 16,878      $   7,827
                                                               ========      =========
Weighted average shares outstanding                              50,883         39,451
                                                               ========      =========

    Earnings per share - primary and fully diluted
        Before extraordinary loss                              $    .33      $     .40
                                                               ========      =========
        Net earnings                                           $    .33      $     .20
                                                               ========      =========

(a) Certain prior year accounts have been reclassified for consistency with the 1996 presentation.

           See condensed notes to consolidated financial statements.

                                     PLAYTEX PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited, in thousands)

                                                                                    Foreign
                                                      Additional     Retained       Currency
                                            Common     Paid-In       Earnings      Translation
                                            Stock      Capital      (Deficit)      Adjustment
                                            ------    ----------    ---------      -----------

Balance, December 30, 1995                   $509     $424,217      $(723,917)     $(1,785)

   Net earnings                                --           --         16,878           --

   Shares issued for exercise of
    stock options                              --           45             --           --

   Foreign currency translation adjustment     --           --             --          (10)
                                             ----     --------      ---------      -------


Balance, September 28, 1996                  $509     $424,262      $(707,039)     $(1,795)
                                             ====     ========      =========      =======

           See condensed notes to consolidated financial statements.

                                     PLAYTEX PRODUCTS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited, in thousands)

                                                                Nine Months    Nine Months
                                                                   Ended          Ended
                                                               September 28,   September 30,
                                                                   1996            1995
                                                               -------------   -------------
Cash flows from operations:
    Net earnings                                                $ 16,878       $   7,827
    Non-cash items included in earnings:
       Extraordinary loss                                             --           7,935
       Amortization of intangibles                                 9,625           8,180
       Amortization of deferred financing costs                    1,514           1,756
       Depreciation                                                6,600           6,316
       Deferred taxes                                              5,431           6,445
       Other, net                                                    269             110
       Net decrease in working capital accounts                   21,946           6,930
                                                                --------       ---------

       Net cash flows from operations                             62,263          45,499
                                                                --------       ---------

Cash flows used for investing activities:
    Purchases of property, plant and equipment                    (6,880)        (10,862)
    Business acquired                                                 --         (21,660)
                                                                --------       ---------

       Net cash flows used for investing activities               (6,880)        (32,522)
                                                                --------       ---------

Cash flows (used for) from financing activities:
    Repayments under working capital facilities, net                  --         (47,700)
    Long-term debt borrowings                                         --         387,500
    Long-term debt payments                                      (54,300)       (468,000)
    Payment of financing costs                                        --          (8,800)
    Issuance of common shares, net                                    45         169,300
    Other, net                                                        (9)            194
                                                                --------       ---------

       Net cash flows (used for) from financing activities       (54,264)         32,494
                                                                --------       ---------

Increase in cash and cash equivalents                              1,119          45,471
Cash and cash equivalents at beginning of period                   5,940          10,373
                                                                --------       ---------

Cash and cash equivalents at end of period                      $  7,059       $  55,844
                                                                ========       =========
Supplemental disclosures of cash flow information
Net cash paid during the periods for:
    Interest                                                    $ 40,031       $  43,103
                                                                ========       =========
    Income taxes, net of refunds                                $  5,339       $  10,188
                                                                ========       =========

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                         PART I - FINANCIAL INFORMATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Consolidated Financial Statements

     The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the full year.

     The Company presumes the users of this Quarterly Report on Form 10 - Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10 - K for the year ended December 30, 1995. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2.   Balance Sheet Components

     The components of certain balance sheet accounts are as follows (in thousands):

                                        September 28,    December 30,
                                            1996             1995
                                         -----------     ------------
                                         (Unaudited)

Receivables                               $  65,194       $  60,061
Less allowance for doubtful accounts         (1,569)         (2,042)
                                          ---------       ---------
        Net                               $  63,625       $  58,019
                                          =========       =========

Inventories:
    Raw materials                         $  13,333       $  18,187
    Work in process                           1,083           1,267
    Finished goods                           19,125          29,736
                                          ---------       ---------
        Total                             $  33,541       $  49,190
                                          =========       =========

Net property, plant and equipment:
    Land                                  $   1,190       $   1,190
    Buildings                                24,518          24,055
    Machinery and equipment                  93,626          86,955
                                          ---------       ---------
                                            119,334         112,200
    Less accumulated depreciation           (66,501)        (59,738)
                                          ---------       ---------
        Net                               $  52,833       $  52,462
                                          =========       =========

                             PLAYTEX PRODUCTS, INC.

                         PART I - FINANCIAL INFORMATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. Balance Sheet Components (continued)      September 28,   December 30,
                                                 1996            1995
                                             -----------     ------------
                                             (Unaudited)

    Goodwill                                  $ 446,482       $ 446,482
    Less accumulated amortization               (95,329)        (86,853)
                                              ---------       ---------
        Net                                   $ 351,153       $ 359,629
                                              =========       =========

    Patents, trademarks and other             $  49,629       $  49,769
    Less accumulated amortization               (12,842)        (11,693)
                                              ---------       ---------
        Net                                   $  36,787       $  38,076
                                              =========       =========

    Deferred financing costs                  $  19,463       $  19,463
    Less accumulated amortization                (3,551)         (2,037)
                                              ---------       ---------
        Net                                   $  15,912       $  17,426
                                              =========       =========

    Accrued expenses:
      Advertising and sales promotion         $  24,833       $  29,401
      Interest                                   13,885           6,320
      Employee compensation and benefits         11,352          10,162
      Insurance                                   5,841           4,858
      Accrued returns reserve                     8,447             500
      Other                                       7,806           9,016
                                              ---------       ---------
         Total                                $  72,164       $  60,257
                                              =========       =========

3. Long-Term Debt

Long-term debt consists of the following (in thousands):

                                            September 28,    December 30,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)
  1995 Credit Agreement:
    1995 Term Loan Facility                   $ 367,500       $ 387,500
    1995 Acquisition Credit Facility              7,500          37,500
    1995 Working Capital Facility                   750           5,050
    9% Senior Subordinated Notes due 2003       360,000         360,000
                                              ---------       ---------
                                                735,750         790,050
Less current maturities                         (25,000)        (20,000)
                                              ---------       ---------
      Total long-term debt                    $ 710,750       $ 770,050
                                              =========       =========

                             PLAYTEX PRODUCTS, INC.

                         PART I - FINANCIAL INFORMATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Long-Term Debt  (continued)

     The 1995 Term Loan Facility provides for semi-annual repayment of principal, including payments of $12.5 million due on March 15, 1997 and $12.5 million on September 15, 1997. The rate of interest on borrowings under the 1995 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. At September 28, 1996 and September 30, 1995, the weighted average variable interest rate was 7.39% and 7.34%, respectively. In addition, the weighted average variable interest rate for borrowing under the Credit Agreements was 7.35% and 8.25%, and 7.34% and 7.41% for the nine month and three month periods ended September 28, 1996 and September 30, 1995, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $100,000 per annum are also required. At September 28, 1996, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $102.8 million.

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

4.   Earnings Per Share

     Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding and common stock equivalents for the periods presented. At September 28, 1996 and at December 30, 1995, no shares of common stock were held in treasury.

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

Results of Operations

Three Months Ended September 28, 1996 Versus
 Three Months Ended September 30, 1995:

     Net Sales - Net sales of $117.5 million for the quarter ended September 28, 1996 were $5.8 million, or 5.2%, higher than for the same quarter in fiscal 1995. This increase in net sales was related primarily to higher sales in Infant Care of $29.1 million, up 26.3%, led by the continued strength of the Playtex Spill-Proof cup. Sun Care net sales increased 147.9% to $7.2 million. Additionally, Household Product net sales of $16.5 million increased 3.4% versus the same period in 1995. Feminine Care net sales of $57.1 million were $0.1 million higher than the same period of 1995. Hair Care net sales of $6.3 million decreased 46.0% versus the third quarter of 1995.

     Gross Profit - Gross profit as a percent of sales for the quarter was 62.4%, down 1.3% of sales versus the same period in 1995. This decrease is primarily attributable to product sales mix favorably offset by lower product costs.

     Operating Earnings - Operating earnings of $26.3 million for the third quarter of 1996 were $0.9 million, or 3.5%, higher than for the comparable period in fiscal 1995. The most significant factor contributing to the increase in operating earnings was the increase in net sales versus the same period in 1995. Also contributing to the increase in operating earnings was a decrease of $0.4 million, or 1.4%, in advertising and promotional spending.

     Interest Expense - Interest expense increased $0.7 million, or 4.6%. The average debt balance and average interest rates for both periods were comparable.

     Net Earnings - Net earnings of $5.4 million for the third quarter of fiscal 1996 were $0.1 million, or 1.5%, lower than for the same quarter in fiscal 1995. The difference resulted from the combined effect of all factors described above.

                             PLAYTEX PRODUCTS, INC.

                         PART I - FINANCIAL INFORMATION

Nine Months Ended September 28, 1996 Versus
  Nine Months Ended September 30, 1995:

     Net Sales - Net sales of $392.4 million for the nine months ended September 28, 1996 were $12.3 million, or 3.2%, higher than for the same period in fiscal 1995. Net sales of the Company's Feminine Care products of $169.6 million were down $8.2 million, or 4.6%, versus the first nine months of 1995. Sun Care net sales increased $14.9 million, or 27.0% to $69.8 million. Excluding the impact of the BBH Acquisition, which occurred in the fourth quarter of 1995, Sun Care net sales increased 9.9%. Infant Care net sales of $82.9 million continued to show growth, with a $15.0 million, or 22.2% increase over the nine months ended September 30, 1995. Additionally, versus the same period in 1995, Household Product net sales increased 8.9% to $46.4 million, due in part to the impact of a full nine months of net sales in 1996 of the Woolite rug and upholstery cleaning business ("Woolite"). Hair Care net sales of $20.0 million decreased 39.1% versus the first nine months of fiscal 1995.

     Gross Profit - Gross profit as a percent of sales was 61.8%, an increase of 0.6% of sales versus the same period in 1995. This increase was primarily attributable to favorable product sales mix and increased margin on sun care products as a result of the BBH Acquisition. This increase in Sun Care margin was partially tempered due to the impact of a $1.8 million non-cash acquisition accounting adjustment as required by Accounting Principles Board Opinion No. 16
- "Business Combinations".

     Operating Earnings - Operating earnings of $80.9 million for the nine months of 1996 were $2.0 million, or 2.4%, lower than for the comparable period in fiscal 1995. Operating earnings were favorably impacted by the increase in net sales and gross profit. However, these gains were more than offset by a 7.9% increase in advertising and promotional spending. Also contributing to the decrease in operating margin were increases in certain other operating expenses, attributable primarily to the Woolite and BBH acquisitions.

     Interest Expense - Interest expense decreased $6.0 million or 10.8%. This decrease resulted from lower interest rates in the first nine months of fiscal 1996 versus fiscal 1995 and the reduction in average long-term debt (including current portion) versus the comparable period in 1995. The decrease in the long-term debt was primarily the result of an equity infusion from the Investment and the new credit agreement with Chase Manhattan Bank (formerly Chemical Bank) in June 1995, partly offset by the financing of the BBH Acquisition.

     Net Earnings Before Extraordinary Loss - Net earnings before extraordinary loss of $16.9 million for the first nine months of fiscal 1996 were $1.1 million, or 7.1%, higher than for the same period in fiscal 1995. The favorable variance resulted from the combined effect of all factors described above. In the second quarter of 1995, the Company recorded a $7.9 million extraordinary loss on early extinguishment of debt, net of $5.2 million of related tax benefits.

Financial Condition

     At September 28, 1996, the Company's working capital decreased by $28.5 million to $0.1 million from $28.6 million at December 30, 1995. The major factors that contributed to this change were as follows: a) inventory decreased $15.6 million, due primarily to the sell off of the seasonal Sun Care inventory and promotional tampon inventory built in the fourth quarter of 1995, b) an $11.9 million increase in accrued expenses resulting almost entirely from the increased accrued returns for seasonal Sun Care products versus the balance at year end 1995 and accrued interest on debt, c) a $4.2 million increase in income taxes payable, primarily the result of the difference in earnings for the third quarter of 1996 and the fourth quarter of 1995, and d) a $5.0 million increase in the current portion of long term debt. These working capital decreases were partly offset by a) $1.1 million increase in cash and b)a $5.6 million increase in receivables, principally due to an

                             PLAYTEX PRODUCTS, INC.

                         PART I - FINANCIAL INFORMATION

increase in sales in the third quarter of 1996 versus the fourth quarter of 1995. All other working capital components increased by a net $1.5 million.

     Long-term debt (including current portion) of $735.8 million at September 28, 1996 was $54.3 million lower than at December 30, 1995. The net decrease in long-term borrowings reflected the impact of the scheduled $20.0 million principal payment on the 1995 Term Loan Facility, a $30.0 million reduction in the 1995 Acquisition Credit Facility and a $4.3 million reduction in the 1995 Working Capital Facility.

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

     Capital Expenditures for equipment and facility improvements were $6.9 million and $10.9 million for the nine month periods ended September 28, 1996 and September 30, 1995, respectively.

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

     As of the end of September 1996, there were approximately 7 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.

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



                             PLAYTEX PRODUCTS, INC.





Date:      November 12, 1996              By:     /s/Michael R. Gallagher
        ---------------------------            ---------------------------------
                                                   Michael R. Gallagher
                                                   Chief Executive Officer






Date:      November 12, 1996             By:      /s/Michael F. Goss
        ---------------------------            ---------------------------------
                                                     Michael F. Goss
                                                  Executive Vice President
                                                          and
                                                   Chief Financial Officer