Form 10-K
period 1996-12-28
PLAYTEX PRODUCTS INC
filed 1997-03-27
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 28, 1996

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------

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

Yes |X|       No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1997 was $331,520,345 (based on the closing sale price of $11.00 on March 18, 1997 as reported by the New York Stock Exchange - Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         At March 18, 1997, 50,913,804 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      Documents incorporated by reference:

                       Document                                Part of Form 10-K
                       --------                                -----------------

Portions of the registrant's Annual Report to Stockholders                II
for the twelve months ended December 28, 1996 (the "Annual
Report")(pages 3 through 36).

Portions of the registrant's definitive Proxy Statement (the "Proxy       III
Statement") for the 1997 Annual Meeting of Stockholders to be held on May 20, 1997, which will be filed with the Securities and Exchange
Commission within 120 days after the end of the registrant's fiscal year ended December 28, 1996 pursuant to Regulation 14A.

                                   ----------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                           14
Item 3.  Legal Proceedings                                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                  15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          16
Item 6.  Selected Financial Data                                              16
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            16
Item 8.  Financial Statements and Supplementary Data                          16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   18
Item 11. Executive Compensation                                               18
Item 12. Security Ownership of Certain Beneficial Owners and Management       18
Item 13. Certain Relationships and Related Transactions                       18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K       19

Signatures                                                                    22

                                     PART I

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

         In late 1986, Playtex Holdings, Inc. ("Holdings") and certain of its subsidiaries were organized by an investor group to effect a management leveraged buy out of the businesses of IPI. Playtex Products, Inc. (including, as the context requires, its subsidiaries, the "Company") was organized in 1988 by an investor group consisting of certain senior executives of Holdings, the ML-Lee Acquisition Fund, L.P., a Delaware limited partnership, the Thomas H. Lee Company and certain senior executives of the Thomas H. Lee Company and certain other investors, to effect the acquisition of the Playtex Family Products businesses from Holdings (the "1988 Acquisition").

         On December 28, 1988, the Company consummated the 1988 Acquisition. Concurrently, Playtex Apparel, Inc. ("Apparel"), an indirect wholly owned subsidiary of Holdings, after the repayment of $340 million of intercompany indebtedness, was divested to Playtex Apparel Partners, L.P. (the "Apparel Partnership"), a limited partnership owned by the operating management of Apparel, for a $40 million subordinated debenture.

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

         In December 1992, the Company acquired, for $5 million, a 22% common equity interest (17.5% on a fully diluted basis) in Banana Boat Holding Corporation ("BBH") in conjunction with the acquisition by BBH's wholly-owned subsidiary, Sun Pharmaceuticals Corp. ("Sun"), of the assets and certain liabilities of Sun Pharmaceuticals, Ltd. BBH was controlled by Thomas H. Lee Equity Partners, L.P. and other employees and affiliates of Thomas H. Lee Company. Sun manufactured and marketed a line of sun and skin care products in the United States and abroad under the Banana Boat(R) and other trademarks.
                                       -----------
Concurrent with its acquisition of the equity interest in BBH, the Company entered into a distribution agreement with Sun under which it began to distribute Banana
           ------

Boat sun and skin care products for Sun from November 1993 to October 1995 (see
----
"the BBH Acquisition").

         The 1994 Recapitalization

         During the first quarter of fiscal 1994, the Company issued 20 million shares of Common Stock, par value $.01 per share (the "Common Stock"), at a price of $13.00 per share as part of a recapitalization plan (the "1994 Recapitalization"). The 1994 Recapitalization included transactions effected by the Company and its subsidiary Playtex Family Products Corporation ("Family Products"), which was merged into the Company on March 8, 1994. Therefore, all references to the Company include the activities of the merged companies. In addition to the issuance of shares of Common Stock, the principal elements of the Recapitalization included: (a) borrowings from banks of $500.0 million under a new term loan facility (the "1994 Term Loan") and of approximately $40.0 million under a $75.0 million new working capital facility (the "1994 Revolving Credit Facility" and, together with the 1994 Term Loan, the "1994 Credit Agreement") and (b) the issuance of $360.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

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

         Contemporaneously with the Investment, the Company entered into a new bank credit agreement with Chase Manhattan Bank N.A. (formerly Chemical Bank), as agent (the "1995 Credit Agreement" and, together with the Investment, the "1995 Transaction"). Borrowings under the 1995 Credit Agreement, together with the net proceeds of the Investment, were used by the Company to refinance all outstanding borrowings under the Company's 1994 Credit Agreement. The 1995 Credit Agreement provides for a new credit facility in the aggregate amount of $500.0 million, consisting of (i) $387.5 million in term loans (the "1995 Term Loan Facility"), all of which was borrowed at closing and of which $37.5 million was cash collateralized in order to reduce interest rates on the 1995 Term Loan Facility, (ii) a $75.0 million revolving credit facility for general corporate purposes and (iii) a $37.5 million acquisition revolving credit facility which is available to make permitted business acquisitions and investments and for general corporate purposes.

         The BBH Acquisition

         On October 31, 1995, the Company and BBA Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company, acquired all issued and outstanding common shares, not previously owned by the Company, of BBH (the "BBH Acquisition"). The BBH Acquisition was completed pursuant to an agreement and plan of merger dated October 17, 1995.

         Since November 1993, the Company had recognized 42.5% of the operating profits from the sale of Banana Boat products, in accordance with the terms of a
                         -----------
distribution agreement between BBH and the Company. Following the BBH Acquisition, the Company's equity ownership of BBH increased from 22% to 100% and the Company's interest in the operating profits from the sale of Banana Boat
                                                                     -----------
products increased to 100%. Concurrent with the BBH Acquisition, the distribution agreement between the Company and BBH was terminated.

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

B.       Executive Officers of Registrant

         Listed below are the executive officers of the Company as of March 18, 1997. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Stockholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

         Name          Age              Position
         ----          ---              --------

Michael R. Gallagher    51     Chief Executive Officer and Director
Michael F. Goss         37     Executive Vice President, Chief Financial Officer
                                and Director
Richard G. Powers       51     President, Personal Products Division
Max R. Recone           41     President, Consumer Products Division
James S. Cook           45     Senior Vice President, Operations
Paul E. Yestrumskas     45     Vice President, General Counsel and Secretary

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

         Richard G. Powers has been the President of the Personal Products Division of the Company since August 1996. Prior to joining the Company, Mr. Powers was President of Reckitt & Colman, PLC's North American ("R&C") Personal Products Division. From 1992 to 1995, he was Vice President of Sales for R&C, and from 1990 to 1992 he was Vice President of Marketing for R&C's Durkee-French Foods Division. From 1973 to 1990, Mr. Powers held various positions in marketing and general management at General Foods Corp.

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

         Paul E. Yestrumskas has been the Vice President, General Counsel and Secretary of the Company since December 1995. Prior to joining the Company, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Mr. Yestrumskas was Assistant General Counsel of Hubbell, Inc. from 1988 to 1991 and Senior Counsel and Director of Government Relations at Timex Corporation from 1981 to 1988.

C. General

         The Company is a leading manufacturer and distributor of an extensive line of personal care products marketed under such brand names as Playtex Gentle
                                                                  --------------
Glide(R), Soft Comfort(TM), Slimfits(TM) and Silk Glide (R) feminine care
-----     ------------      --------         ----------
products, Playtex nurser disposable feeding systems for infants, Playtex
          -------                                                -------
Spill-Proof(TM) cups, Cherubs(R) baby products, Banana Boat and BioSun(TM) sun
-----------           -------                   -----------     ------
and skin care products, Playtex Living(R), Handsaver(R) and Wearshield(R)
                        --------------     ---------        ----------
household and industrial gloves, Woolite(R) rug and upholstery cleaning
                                 -------
products, Jhirmack(R) hair care products, and Tek(R) toothbrushes. Playtex
          --------                            ---                  -------
feminine care products have the second largest market share in the United States tampon market and the leading position in the plastic applicator segment of the market. Playtex Infant Care is the brand leader in the United States in disposable feeding systems for infants and the infant cups market. Banana Boat
                                                                   -----------
has the number two market position in the United States sun care market. Playtex
                                                                         -------
gloves are the market leader in the branded domestic household rubber gloves market. Woolite rug and upholstery cleaning products are the number two brand in
        -------
their domestic market.

         Net sales by classes of similar products to unaffiliated customers for the five most recent fiscal years are as follows (in millions):

                                           Twelve Months Ended December
                                  ----------------------------------------------
                                   1996      1995      1994      1993      1992
                                  ------    ------    ------    ------    ------

Feminine Care                     $225.5    $243.6    $257.1    $244.5    $214.0
Infant Care                        109.5      87.6      77.9      74.7      74.1
Sun Care                            73.3      50.3      48.9       1.9      --
Household Products                  60.5      57.3      32.5      28.8      27.6
Hair Care                           25.2      39.7      51.4      54.5      61.9
Toothbrushes                         4.7       5.1       5.5       5.5       6.9
                                  ------    ------    ------    ------    ------

  Total                           $498.7    $483.6    $473.3    $409.9    $384.5
                                  ======    ======    ======    ======    ======

U.S.                              $459.1    $445.9    $436.1    $369.2    $343.8
Canada                              39.6      37.7      37.2      40.7      40.7
                                  ------    ------    ------    ------    ------

  Total                           $498.7    $483.6    $473.3    $409.9    $384.5
                                  ======    ======    ======    ======    ======

D. Products

         Feminine Care Products. The Company's largest brand is Playtex tampons.
                                                                -------
In 1996, the brand accounted for 45% of the Company's total net sales. Playtex
                                                                       -------
is the second largest selling tampon brand in the United States. The Company's market share of tampon sales (by dollar volume) for the five most recent fiscal years, as reported by Nielsen Marketing Research, was as follows:

                          Twelve Months Ended December
                          ----------------------------
               1996        1995        1994        1993        1992
               ----        ----        ----        ----        ----
                26%         27%         29%        30%         30%

         Playtex has two major product lines in the Feminine Care business-- plastic and cardboard applicators. The plastic applicator business represented 90% of the Playtex branded domestic tampon business and is comprised of three product offerings: Gentle Glide, Playtex's original plastic tampon; Soft
                   ------------                                     ----
Comfort, with an applicator made of a soft, plastic material designed to improve
-------
comfort; and Slimfits, a new line of tampons introduced in late 1996, developed
             --------
for the first-time tampon user. The Silk Glide brand is Playtex's line of
                                    ----------
cardboard applicator tampons. This product line features a rounded tip cardboard applicator that provides the consumer with a quality product in the cardboard segment of the tampon market.

         Infant Care. The Company's second largest product category is Infant Care, which is comprised of the Playtex disposable nurser system, cups and
                                -------
mealtime products, reusable hard bottles, and pacifiers. In 1996, Infant Care products accounted for approximately 22% of the Company's total net sales.

         The Playtex disposable nurser system includes disposable bottles (the
             -------
largest segment of the business), nurser kits, rubber nipples and component parts. The Company is the market leader in disposable feeding systems for infants with a 73% dollar share of the market in 1996.

         The cups and mealtime segment is the fastest growing portion of the Playtex Infant Care business. The cup segment of the market has almost doubled since Playtex's introduction of the

Spill-Proof cup in 1994. The Company's market share in the cup segment has
-----------
increased from 29% in 1994 to 70% in 1996. In addition, the Company offers other baby-related products such as reusable bottles, spoons, bowls and pacifiers.

         Sun Care. The Company has two brands within its Sun Care business, Banana Boat and BioSun. In 1996, these products accounted for approximately 15%
-----------     ------
of the Company's total net sales.

         Since their introduction in the 1980's, sales of Banana Boat products
                                                          -----------
have grown steadily. Banana Boat has achieved the second largest share of the
                     -----------
sun care market (by unit volume). For 1996, Banana Boat had a 19% share of the
                                            -----------
market, compared to a 18% share in 1995 and a 16% share in 1994. The sun care market grew 2% (in unit volume) in 1996 versus the same period in 1995.

         BioSun is a premium priced line of sun care products introduced in late
         ------
1996. This line of higher SPF products carries The Skin Cancer Foundation recommendation.

         Household Products. Household products consist of Playtex gloves and
                                                           -------
the Woolite rug and upholstery cleaning products.
    -------

         Since the Company introduced the first household latex glove in 1954, Playtex gloves have continued to be the leader in this category. In 1996, this
-------
product line accounted for approximately 7% of the Company's total net sales. The Company competes primarily with manufacturers of various lower priced, latex gloves which are generally manufactured overseas and marketed as private label gloves. Private label gloves, in the aggregate, have the second largest market share behind Playtex. For 1996, Playtex gloves had a unit market share of 38%,
compared to 35% in 1995.        -------

         As noted previously, the Company acquired certain assets of the Woolite
                                                                         -------
rug and upholstery cleaning business ("Woolite") in February 1995. Woolite is
                                                                   -------
the second leading brand in this domestic business and accounted for 5% of the Company's net sales in 1996.

         Hair Care Products. In 1996, hair care products contributed approximately 5% of the Company's total net sales.

         As a result of management's evaluation of the erosion of Jhirmack's
                                                                  --------
market share and net sales, the Company effected a write-off of all of the goodwill associated with the Jhirmack business in the third quarter of 1993. The
                             --------
decline in net sales continued in 1996 and the Company is evaluating strategic alternatives for this business. Hair Care is not considered one of the Company's core businesses.

         Toothbrushes. The Company manufactures and distributes regular, angled and childrens toothbrushes under the Tek brand name. In 1996, this line
                                     ---
contributed approximately $4.7 million in total net sales.

E. Marketing

         The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 24%, 24%, and 21%, respectively, as a percentage of net sales during the last three fiscal years. These expenditures are an integral component of the overall marketing effort for the Company's direct customers and the ultimate consumer.

         As part of the Company's consumer oriented marketing strategy, initiated in 1995, the Company is investing more heavily in advertising and other consumer based spending and less on trade spending.

F. Competition

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

G. Regulation

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

H. Distribution

         The Company's sales are generated by its sales organization of approximately 195 people and by exclusive distributors. In 1996, products were sold through supermarkets (40%), drug stores (19%) and mass merchandising and other outlets (41%). In recent years, sales through mass merchandisers and price clubs, as a percentage of total sales, have experienced gains at the expense of drug stores, while sales through supermarkets have remained generally constant.

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

         During 1996, Playtex restructured its sales force into two separate organizations: the Consumer Products Division for Sun Care and Household Products, and the Personal Products

Division for Feminine Care and Infant Care Products. This new structure will allow the Company's sales forces to focus more effectively on individual product lines.

I. Research and Development

         The Company maintains ongoing research and development programs in Paramus, New Jersey. Approximately 55 employees are engaged in these programs, for which expenditures were $7.3 million, $6.5 million, and $5.8 million, respectively, during each of the last three fiscal years.

J. Trademarks and Patents

         The Company has proprietary rights to a number of trademarks important to its businesses, such as Playtex, Gentle Glide, Portables(R), Silk Glide, Soft
                           -------  ------------  ---------     ----------  ----
Comfort, Living, HandSaver, Comfortflow(R), Drop-Ins, Spill-Proof, Most Like
-------  ------  ---------  -----------     --------  -----------  ---------
Mother(R), Natural Action(R), Cherubs, Jhirmack, HeatCare(TM), Banana Boat, Get
------     --------------     -------  --------  --------      -----------  ---
On The Boat(R), BioSun and Tek. The Playtex and Living trademarks in the United
-----------     ------     ---      -------     ------
States and Canada are owned by Playtex Marketing Corporation ("Marketing Corporation"), a corporation owned equally by the Company and Apparel. Marketing Corporation is responsible for protecting, exercising quality control over and enforcing the trademarks. The Company and Apparel each have licenses from Marketing Corporation for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis; Apparel's license is for apparel and apparel-related products, and the Company's license is for all other products. In all other countries, Apparel retains title to the Playtex and Living
                                                     -------     ------
trademarks, subject to a perpetual, royalty-free license to the Company to use such trademarks for all products other than apparel products.

         The Company also owns various patents related to certain products and their method of manufacture, including patents for the tampon wrap material, the assembly of the compact tampon, the tampon inserter, the baby nurser holder, the configuration of certain baby pacifiers, nipples, caps, and formulations for certain sun care and hair care products. The patents expire at varying times, ranging from 1997 to 2014. The Company also has pending patent applications for various products and methods of manufacture relating to its tampon, nurser and toothbrush businesses. While the Company considers its patents to be important to its business, it believes that the success of its products is more dependent upon the quality of these products and the effectiveness of its marketing programs. No single patent is material to the business of the Company.

K. Raw Materials and Suppliers

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

L. Customers and Backlog

         No single customer or affiliated group of customers represents 10% or more of the Company's sales, except for Wal-Mart Stores, Inc. ("Wal-Mart") (approximately 18% in 1996, 17% in 1995, and 15% in 1994). For each of such periods, net sales to the Company's next three largest customers represented in the aggregate approximately 12% in 1996, 12% in 1995, and 11% in 1994 of the total net sales of the Company. The loss of sales to Wal-Mart could have a material adverse effect on the business and operations of the Company. In accordance with industry practice, the Company grants credit to its customers at the time of purchase. In addition, the Company grants extended payment terms to new customers and for the initial sales of introductory products and product line extensions, and it grants extended terms on its Banana Boat products due to
                                                     -----------
the seasonal nature of this business. While the extension of credit carries risk, the bad debt experience of the Company has not been material in recent years.

         The Company's policy is not to accept returned goods, except for certain Sun Care products, which are seasonal in nature. Exceptions to this policy are authorized by management of the sales organization. Returns result primarily from Sun Care seasonal products, damage and shipping discrepancies and generally are not material to the total net sales of the Company.

         Because of the short period between order and shipment dates (generally less than one month) for most of the Company's sales (more than 80% in 1996), the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. Employees and Labor Relations

         The Company's worldwide workforce consisted of approximately 1,600 employees as of December 28, 1996, of whom 180 were located outside the United States, primarily in Canada. Of the United States facilities, only the Tek operation at Watervliet, New York, has union representation; it is organized by The Brush Workers Union Local No. 20466 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered 190 workers at December 28, 1996 and expires on June 28, 1997. The Company believes that its labor relations are satisfactory and no material labor cost increases, other than those in the ordinary course of business, are anticipated.

N. Environmental

         The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control in the current year or expected in the near future. See "Legal Proceedings."

O. Board of Directors Sets Record Date and Date, Time and Place of Annual Meeting of Stockholders

         At its meeting on March 5, 1997, the Board of Directors set the close of business on April 1, 1997 as the record date for determining stockholders entitled to notice of and to vote at the 1996 Annual Meeting of Stockholders. This meeting will be held at Chase Manhattan Bank, 270 Park Avenue, New York, New York on Tuesday, May 20, 1997 at 11:00 a.m. local time.

P. Special Factors Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-K or others made hereafter (including orally) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: intensified competition, higher spending for advertising and promotion, new product initiatives, and continued activity in the private label sector (See "Business-Competition"); the loss of a significant customer (See "Business-Customers and Backlog"); and product liability litigation and changes in governmental regulation (See "Legal Proceedings").

Item 2. Properties

         The principal executive offices of the Company are located at 300 Nyala Farms Road, Westport, Connecticut 06880 and are occupied pursuant to a lease which expires in 2004. The Company operates manufacturing and distribution facilities in Dover, Delaware; Watervliet, New York; and Arnprior and Malton, Canada. The Company maintains a research and development facility in Paramus, New Jersey, which is leased from Apparel on a month-to-month basis. The Company operates two facilities in Canada. The Arnprior facility, primarily a warehouse and assembly operation, is owned by the Company. The Malton facility, a warehouse and office site, is leased from Apparel. This lease extends to 2004. For 1996, the Company's average utilization rate of manufacturing capacity was an estimated 75%. The Company does not anticipate any material acquisition of plant or any significant increase in the capacity thereof in the near future.

         The following table sets forth the principal properties of the Company, which are located in four states and Canada:
                                                        # of        Estimated
                                                     Facilities   Square Footage
                                                     ----------   --------------
         Facilities Owned
               Manufacturing/Office/Distribution/
                 Warehouse
                   Dover, DE                             3           710,000
                   Watervliet, NY                        1           159,600
                   Arnprior, Canada                      1            91,800

         Facilities Leased
               Office/Distribution/Warehouse
                   Dover,  DE                            5           317,500
                   Malton, Canada                        1            72,800
                   Westport, CT                          1            41,700
                   Paramus,  NJ                          1            33,000
                   Guaynabo, PR                          1            15,700

Item 3. Legal Proceedings

         Beginning in 1980, studies were published leading to the hypothesis that tampons are associated with Toxic Shock Syndrome ("TSS"). Since 1980, numerous claims have been filed against manufacturers of tampons, a small percentage of which have been litigated to conclusion.

         The number of TSS claims relating to Playtex tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to Playtex tampons. As of the end of February 1997, there were approximately 14 pending claims, although additional claims may be asserted in the future. For claims filed from October 1, 1985 until November 30, 1995, the Company is self-insured for TSS claims, and bears the costs of defending those claims, including settlements and trials. Effective December 1, 1995, the Company obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence/$4.0 million in the aggregate, on claims occurring on or after December 1, 1995.

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

         The Company, as successor to the Family Products businesses of IPI, is presently participating as part of a group of several potentially responsible corporate parties ("PRP Group") in the remediation of the Wildcat Landfill in Dover, Delaware, which has been designated as a "Superfund" site by the EPA. In June 1989, the PRP Group entered into a settlement pursuant to which the Company (together with Apparel) assumed a share of the remediation costs, which share, based on reasonable engineering estimates, was $565,000 for both companies combined. The Company and Apparel have each paid $300,000 (or a total of $600,000) to an escrow fund under an agreement with other settling parties and site remediation has been completed. Associated monitoring costs are not expected to be material.

         The Company has joined the PRP Group with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. A study of the site is being conducted to formulate a remediation plan. The Company's allocated share of the costs of the remediation study is not expected to exceed $100,000, which amount will be shared equally with Apparel. Although the remedial costs associated with the site will be difficult to assess until the study is completed, based on the information currently available to the Company, the nature and quantity of material deposited by the Company and the number of other entities in the PRP group who are expected to share in the costs and expenses, the Company does not believe that the costs to the Company will be material. The Company and Apparel will share equally all expenses and costs associated with IPI's involvement with this site.

         The Company is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of Management, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company is subject to regulation by the United States Food and Drug Administration in connection with its manufacture and sale of tampons.

Item 4. Submissions of Matters to Vote of Security Holders

         Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company has two classes of authorized stock: (a) Common Stock and
(b) up to 50,000,000 shares of preferred stock, par value $.01 per share. Of 100,000,000 shares of Common Stock authorized, 50,913,804 shares were issued and outstanding as of March 18, 1997. There were 449 holders of record of the Company's Common Stock on that date. The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PYX." As of March 18, 1997, the Company had not issued any shares of preferred stock. No cash dividends have ever been paid on the Common Stock, and the Company is restricted from paying dividends on the Common Stock by the terms of the 1995 Credit Agreement and the indenture governing the Senior Subordinated Notes.

         The following table sets forth the high and low sale price per share of the Common Stock during the fiscal years ended December 28, 1996 and December 30, 1995 as reported by the New York Stock Exchange - Composite Transactions:

Fiscal 1996    First Quarter   Second Quarter    Third Quarter    Fourth Quarter
-----------    -------------   --------------    -------------    --------------
   High           $ 8 5/8         $ 10 3/8          $ 9 1/2           $ 9 1/2
   Low              6 5/8            7 1/8            7 1/2             7 1/8

Fiscal 1995
-----------
   High             8 5/8           10 1/4           12 1/2             9
   Low              6 3/4            7 1/2            8 3/8             6 1/2

Item 6. Selected Financial Data

         The response to this Item is incorporated by reference to the information in the section entitled "Selected Financial Data" of the Company's 1996 Annual Report to Stockholders (included as Exhibit 13 to this Annual Report on Form 10-K).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The response to this Item is incorporated by reference to the information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders (included as Exhibit 13 to this Annual Report on Form 10-K).

Item 8. Financial Statements and Supplementary Data

         The response to this Item is incorporated by reference to the information under the captions "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Redeemable Preferred Stocks, Common Stock and Other Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated

Financial Statements", "Independent Auditors' Report", and "Report of Management" of the Company's 1996 Annual Report to Stockholders (included as
Exhibit 13 to this Annual Report on Form 10-K).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The response to this Item is incorporated by reference to the information in the section entitled "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 11. Executive Compensation

         The response to this Item is incorporated by reference to the information in the section entitled "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this Item is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

         The response to this Item is incorporated by reference to the information in the section entitled "Certain Transactions" and "Executive Compensation - Arrangements with Former Chief Executive Officer" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a) Financial Statements

         (a)(1) The following Consolidated Financial Statements and related Notes of the Company are incorporated herein by reference to the Company's 1996 Annual Report to Stockholders (included as Exhibit 13 to this Annual Report on Form 10-K):

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 28, 1996 and December 30,
               1995
         Consolidated Statements of Operations for the twelve months ended
               December 28, 1996, December 30, 1995 and December 31, 1994
         Consolidated Statements of Redeemable Preferred Stocks, Common Stock
               and Other Stockholders' Equity for the twelve months ended
               December 28, 1996, December 30, 1995 and December 31, 1994 Consolidated Statements of Cash Flows for the twelve months ended
               December 28, 1996, December 30, 1995 and December 31, 1994 Notes to Consolidated Financial Statements

         (a) (2) Financial Statement Schedules

         The following financial statement schedule of the Company as set forth below is filed with this Annual Report on Form 10-K:
                                                                            Page
                                                                            ----
         Independent Auditors' Report on Schedule                            20
         Schedule VIII - Valuation and Qualifying Accounts                   21

         All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

         (a) (3) Exhibits

         See Exhibit Index on Pages X-1 to X-9 for exhibits filed with this Annual Report on Form 10-K.

         (b) Reports on Form 8-K

         None

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
Playtex Products, Inc.

         Under date of February 7, 1997, we reported on the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, redeemable preferred stocks, common stock and other stockholders' equity, and cash flows for the twelve months ended December 28, 1996, December 30, 1995 and December 31, 1994, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the twelve months ended December 28, 1996, December 30, 1995, and December 31, 1994, as listed in Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 7, 1997

                             PLAYTEX PRODUCTS, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

 Twelve Months Ended December 28, 1996, December 30, 1995, and December 31, 1994

                                 (In Thousands)

                                  Balance at    Additions                          Balance
                                  Beginning     Charged to                          at End
                                  of Period       Income       Deductions (1)     of Period
                                  ---------     ----------     --------------     ---------
Receivables:
    Allowance for doubtful accounts
    December 31, 1994             $ (2,149)      $ (650)           $ 453          $ (2,346)
    December 30, 1995             $ (2,346)      $ (449)           $ 753          $ (2,042)
    December 28, 1996             $ (2,042)      $ (325)           $ 609          $ (1,758)

----------
(1) - Represents accounts written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PLAYTEX PRODUCTS, INC.

                                               By: /s/ Michael R. Gallagher
                                                   ----------------------------
                                                       Michael R. Gallagher
                                                       Chief Executive Officer

March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of March 1997.

             Signatures                            Title
             ----------                            -----

         /s/ Robert B. Haas                Chairman of the Board and
------------------------------------       Director
           Robert B. Haas

      /s/ Michael R. Gallagher             Chief Executive Officer and
------------------------------------       Director
        Michael R. Gallagher

         /s/ Michael F. Goss               Executive Vice President, Chief
------------------------------------
          Michael F. Goss                  Financial Officer and Director
                                           (Principal Financial and Accounting
                                           Officer)

------------------------------------
           Joel E. Smilow                  Director

------------------------------------
            Thomas H. Lee                  Director

        /s/ Douglas D. Wheat
------------------------------------
          Douglas D. Wheat                 Director

------------------------------------
        Michael R. Eisenson                Director

        /s/ Kenneth F. Yontz
------------------------------------
          Kenneth F. Yontz                 Director

------------------------------------
         Timothy O. Fisher                 Director

                                INDEX TO EXHIBITS

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

3(e) Amendment to Bylaws of Playtex. (Incorporated herein by reference to Exhibit 4(e) of Playtex's Registration Statement on Form S-8, No. 33- 88806.)

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

4(b)(4) Fourth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(b)(5) Fifth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(b)(6) Sixth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(b)(7) Seventh Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(7) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(c)(1) Amended and Restated Stockholders Agreement. (Incorporated herein by reference to Exhibit 4 to Playtex's Current Report on Form 8-K dated November 5, 1991.)

4(c)(2) Amendment No. 1, dated as of March 17, 1995, to Amended and Restated Stockholders Agreement. (Incorporated herein by reference to Exhibit 4(c)(2) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(d) Form of Junior Subordinated Note of Playtex. (Incorporated herein by reference to Exhibit 4(i) of Playtex's Registration Statement on Form S-1, No. 33-25485.)

Exhibit No.                            Description
-----------                            -----------

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

10(a)(1) Credit Agreement, dated as of June 6, 1995, among the Company, Chemical Bank, as Agent, and the Lenders thereto and forms of notes, security documents and guarantees attached as exhibits thereto. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(a)(2) First Amendment, dated October 5, 1995, to the Credit Agreement, dated as of June 6, 1995, among the Company, Chemical Bank, as Agent, and the Lenders thereto. (Incorporated herein by reference to Exhibit 10(a)(3) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

10(a)(3) Supplement No. 1, dated as of October 31, 1995, to the Subsidiaries Guarantee dated June 6, 1995, made by the Subsidiaries of Playtex signatories thereto in favor of Chemical Bank as Agent. (Incorporated herein by reference to Exhibit 10(a)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

Exhibit No.                            Description
-----------                            -----------

10(a)(4) Supplement No. 1, dated October 31, 1995, to Borrower Pledge Agreement dated as of June 6, 1995, made by Playtex in favor of Chemical Bank as Agent. (Incorporated herein by reference to Exhibit 10(a)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

10(a)(5) Supplement No. 2, dated October 31, 1995, to Borrower Pledge Agreement dated as of June 6, 1995, made by Playtex in favor of Chemical Bank as Agent. (Incorporated herein by reference to Exhibit 10(a)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

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

10(b)(2) Interest Protection Agreement effective July 25, 1995 between Playtex and Chemical Bank. (Incorporated herein by reference to Exhibit 10(b)(2) of Playtex's Form 10-Q for the quarter ended July 1, 1995, No. 33-25485-01.)

* 10(b)(3)    Interest Protection Agreement effective July 25, 1996 between
              Playtex and Chemical Bank.

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

10(i)         Termination Policy for Management Compensation Plan Participants.
              (Incorporated herein by reference to Exhibit 10(h)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, File No. 33- 25485.)

10(j) Playtex Pension Plan effective January 1, 1989. (Incorporated herein by reference to Exhibit 10(j) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(k) Retirement Plan for Hourly Employees of Tek effective January 1, 1989. (Incorporated herein by reference to Exhibit 10(k) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(l)(1) Playtex Management Incentive Plan for 1996. (Incorporated herein by reference to Exhibit 10(l)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.

*10(l)(2)     Playtex Management Incentive Plan for 1997.

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

10(n)(4) Fourth Amendment to the Management and Contribution Subscription Agreement dated January 1, 1992. (Incorporated herein by reference to Exhibit 10(q)(4) of Playtex's Registration Statement on Form S-1, No. 33- 71512.)

10(o) Form of Playtex Stock Subscription Agreement. (Incorporated herein by reference to Exhibit 10(o) of Playtex's Registration Statement on Form S-1, No. 33-25485.)

10(p) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S- 1, No. 33-43771.)

10(q) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, No. 33- 43771.)

10(r) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33- 71512.)

10(s) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(t)(1) Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(u) Agreement with the Personal Products Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson dated as of October 17, 1994. (Incorporated herein by reference to Exhibit 10(ii) of Playtex's Form 10-Q for the quarter ended September 24, 1994, No. 33-25485-01.)

Exhibit No.                            Description
-----------                            -----------

10(u)(1) Agreement between Playtex and the Personal Products Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson dated as of November 15, 1994. (Incorporated herein by reference to Exhibit 10(v)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

* 10(u)(2)    Agreement between Playtex and McNeil-PPC, Inc., a subsidiary of
              Johnson & Johnson dated as of October 31, 1996.

10(v) Agreement between Playtex and Reckitt & Colman, Inc., dated December 22, 1994. (Incorporated herein by reference to Exhibit
              10.1 of Playtex's Form 8- K dated January 4, 1995, No.
              33-25485-01.)

10(v)(1) Amendment dated February 16, 1995 to Agreement with Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8- K/A, dated March 6, 1995, No. 33-25485-1.)

10(v)(2) Trademark License Agreements (U.S.) dated as of February 24, 1995 between Playtex and Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Form 8-K as amended, dated January 4, 1995, No. 33-25485-1.)

10(v)(3) Trademark License Agreements (Canada) dated as of February 24, 1995 between Playtex and Reckitt & Colman, Inc. (Incorporated herein by reference to Exhibit 10.4 of Playtex's Form 8-K as amended, dated January 4, 1995, No. 33-25485-1.)

10(w) Agreement between Playtex and Richard Green to acquire SmileTote, Incorporated, dated as of July 15, 1994. (Incorporated herein by reference to Exhibit 10(x) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

10(x) Lease Agreement between Playtex and Stauffer Management Company dated as of June 3, 1994. (Incorporated herein by reference to Exhibit 10(y) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

10(y) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated March 17, 1995.)

10(z) Agreement and Plan of Merger between and among Playtex, BBA Acquisition, Inc. and Banana Boat Holding Corporation, dated as of October 17, 1995. (Incorporated herein by reference to Exhibit
              10.1 of Playtex's Form 8-K dated October 31, 1995, File No. 33-25485-01.)

Exhibit No.                            Description
-----------                            -----------

10(aa)        Memorandum of Understanding, dated June 21, 1995 with Michael R.
              Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

* 12(a)       Statement re-computation of ratios.

* 13          Playtex's 1996 Annual Report to Stockholders

* 22(a)       Subsidiaries of Playtex

* 23          Consent of KPMG Peat Marwick LLP

* 27          Financial Data Schedule

----------
* Filed herewith