Form 10-Q
period 1997-03-29
PLAYTEX PRODUCTS INC
filed 1997-05-13
CIK 842699

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED MARCH 29, 1997

                      PLAYTEX PRODUCTS, INC.

      (Exact name of registrant as specified in its charter)



          Delaware                   33-25485-01              51-0312772
(State or other jurisdiction of   (Commission File No.)    (I.R.S. Employer
incorporation or organization)                            Identification No.)


                     300 Nyala Farms Road
                 Westport, Connecticut 06880
                        (203) 341-4000
                 ----------------------------
               (Address, including zip code, and
                telephone number, including area
              code, of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---

    At May 13, 1997, 50,915,338 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                       PLAYTEX PRODUCTS, INC.

                              INDEX

                                                                     PAGE
                                                                    ------

                   PART I--FINANCIAL INFORMATION


Item 1.      Financial Statements                                     3-10

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11-13

                     PART II--OTHER INFORMATION

Item 1.      Legal Proceedings                                          14

Item 6.      Exhibits and Reports on Form 8-K:

             (a) Exhibits                                               14

             (b) Reports on Form 8-K                                    14

Signatures                                                              15

                        PLAYTEX PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 29,                 DECEMBER 28,
                                                                                       1997                        1996
                                         ASSETS                                     -----------                ------------
                                                                                    (UNAUDITED)

Current assets:
  Cash and cash equivalents........................................................ $   3,817                 $    6,205
  Receivables, less allowance for doubtful accounts................................    92,115                     63,982
  Inventories......................................................................    44,636                     37,637
  Current deferred taxes...........................................................     9,933                      9,702
  Other current assets.............................................................     3,624                      4,965
                                                                                     --------                  ---------
    Total current assets...........................................................   154,125                    122,491

Net property, plant and equipment..................................................    53,935                     53,408
Intangible assets, net:
  Goodwill.........................................................................   345,624                    348,449
  Patents, trademarks and other....................................................    36,007                     36,405
  Deferred financing costs.........................................................    14,795                     15,337
Due from related party.............................................................    80,017                     80,017
Other noncurrent assets............................................................     4,059                      4,224
                                                                                     --------                  ---------
    Total assets................................................................... $ 688,562                 $  660,331
                                                                                     --------                  ---------
                                                                                     --------                  ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................. $  30,810                 $   36,131
  Accrued expenses.................................................................    56,594                     49,252
  Income taxes payable.............................................................     9,854                      5,586
  Current maturities of long-term debt.............................................    27,500                     25,000
                                                                                     --------                  ---------
    Total current liabilities......................................................   124,758                    115,969

Long-term debt.....................................................................   724,400                    714,700
Due to related party...............................................................    78,386                     78,386
Other noncurrent liabilities.......................................................    13,987                     14,207
Deferred income taxes..............................................................    21,793                     19,796
                                                                                     --------                  ---------
    Total liabilities..............................................................   963,324                    943,058

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000 shares, issued 50,913,804 shares at March 29, 1997 and 50,887,200 shares
   at December 28, 1996............................................................       509                        509
  Additional paid-in capital.......................................................   424,486                    424,277
  Retained earnings (deficit)......................................................  (697,870)                  (705,718)
  Foreign currency translation adjustment..........................................    (1,887)                    (1,795)
                                                                                     --------                  ---------
    Total stockholders' equity.....................................................  (274,762)                  (282,727)
                                                                                     --------                  ---------
      Total liabilities and stockholders' equity................................... $ 688,562                 $  660,331
                                                                                     --------                  ---------
                                                                                     --------                  ---------

                     See condensed notes to consolidated financial statements.

                               PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS                  THREE MONTHS
                                                                ENDED                         ENDED
                                                              MARCH 29,                     MARCH 30,
                                                                1997                          1996
                                                           -------------                  -------------
Net sales...............................................   $  136,410                     $   143,067
Cost of sales...........................................       52,304                          55,650
                                                           ----------                     -----------
  Gross profit..........................................       84,106                          87,417

Operating expenses:
  Advertising and sales promotion.......................       31,731                          38,306
  Selling, distribution and research....................       13,841                          13,842
  Administrative........................................        4,632                           4,228
  Amortization of intangibles...........................        3,223                           3,200
                                                           ----------                     -----------
    Total operating expenses............................       53,427                          59,576
                                                           ----------                     -----------
    Operating earnings..................................       30,679                          27,841

Interest expense, including related party
  interest expense of $3,037 for both periods presented,
  net of related party interest income of $3,001
  for both periods presented............................       16,282                          16,662
                                                           ----------                      ----------
  Earnings before income taxes..........................       14,397                          11,179
Income taxes............................................        6,549                           5,198
                                                           ----------                       ---------
    Net earnings........................................   $    7,848                     $     5,981
                                                           ----------                       ---------
                                                           ----------                       ---------
Weighted average shares outstanding.....................       50,901                          50,880
                                                           ----------                       ---------
                                                           ----------                       ---------
Earnings per share (primary and fully
  diluted)..............................................   $      .15                     $       .12
                                                           ----------                       ---------
                                                           ----------                       ---------

                 See condensed notes to consolidated financial statements.

                        PLAYTEX PRODUCTS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (UNAUDITED, IN THOUSANDS)

                                                                                                           FOREIGN
                                                                                ADDITIONAL   RETAINED     CURRENCY
                                                                     COMMON      PAID-IN     EARNINGS    TRANSLATION
                                                                      STOCK      CAPITAL     (DEFICIT)   ADJUSTMENT
                                                                   -----------  ----------  -----------  -----------
Balance, December 28, 1996.......................................   $     509   $  424,277  $  (705,718)  $  (1,795)
  Net earnings...................................................          --           --        7,848          --
  Issuance of common stock.......................................          --          209           --          --
  Foreign currency translation adjustment........................          --           --           --         (92)
                                                                    ---------   ----------  -----------  -----------
Balance, March 29, 1997..........................................   $     509   $  424,486  $  (697,870)  $  (1,887)
                                                                    ---------   ----------  -----------  -----------
                                                                    ---------   ----------  -----------  -----------

           See condensed notes to consolidated financial statements.

                        PLAYTEX PRODUCTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                                  THREE MONTHS   THREE MONTHS
                                                                      ENDED          ENDED
                                                                    MARCH 29,      MARCH 30,
                                                                      1997           1996
                                                                  -------------  -------------
Cash flows (used for) provided by operations:
  Net earnings..................................................    $     7,848    $     5,981
  Non-cash items included in earnings:
   Amortization of intangibles...................................         3,223          3,200
   Amortization of debt discount and deferred financing costs....           542            505
   Depreciation..................................................         1,887          2,154
   Deferred taxes................................................         1,766          2,359
   Other, net....................................................           165             (4)
   Net increase in working capital accounts......................       (27,722)        (1,902)
                                                                    -----------    -----------
   Net cash flows (used for) provided by operations................     (12,291)        12,293
                                                                    -----------    -----------
Cash flows used for investing activities:
  Purchases of property, plant and equipment......................       (2,426)        (2,097)
                                                                    -----------    -----------
   Net cash flows used for investing activities....................      (2,426)        (2,097)
                                                                    -----------    -----------
Cash flows provided by (used for) financing activities:
  Borrowings (repayments) under working capital facilities, net...       24,700         (1,750)
  Repayment of term loan facility.................................      (12,500)       (10,000)
  Issuance of common stock........................................          209             --
  Other, net......................................................          (80)            49
                                                                    -----------    -----------
   Net cash flows provided by (used for) financing activities......      12,329        (11,701)
                                                                    -----------    -----------
Change in cash and cash equivalents.............................         (2,388)        (1,505)
Cash and cash equivalents at beginning of period................          6,205          5,940
                                                                    -----------    -----------
Cash and cash equivalents at end of period......................    $     3,817    $     4,435
                                                                    -----------    -----------
                                                                    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunded) during the periods for:
  Interest........................................................  $     7,774    $     8,157
                                                                    -----------    -----------
                                                                    -----------    -----------
  Income taxes, net of refunds....................................  $       519    $    (2,176)
                                                                    -----------    -----------
                                                                    -----------    -----------

                See condensed notes to consolidated financial statements.

                               PLAYTEXT PRODUCTS, INC.
                           PART I - FINANCIAL INFORMATION
                    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the full year.

    The Company presumes the users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2. BALANCE SHEET COMPONENTS

    The components of certain balance sheet accounts are as follows (in thousands):


                                                             MARCH 29,   DECEMBER 28,
                                                               1997          1996
                                                           -----------   ------------
                                                           (UNAUDITED)
Receivables..............................................  $   93,904    $    65,740
Less allowance for doubtful accounts.....................      (1,789)        (1,758)
                                                           ----------    -----------
    Net..................................................  $   92,115    $    63,982
                                                           ----------    -----------
                                                           ----------    -----------
Inventories:
  Raw materials..........................................  $   15,451    $    13,854
  Work in process........................................       1,329          1,004
  Finished goods.........................................      27,856         22,779
                                                           ----------    -----------
    Total................................................  $   44,636    $    37,637
                                                           ----------    -----------
                                                           ----------    -----------
Net property, plant and equipment:
  Land...................................................  $    1,190    $     1,190
  Buildings..............................................      24,686         24,818
  Machinery and equipment................................      98,445         95,938
                                                           ----------    -----------
                                                              124,321        121,946
  Less accumulated depreciation..........................     (70,386)       (68,538)
                                                           ----------    -----------
    Net..................................................  $   53,935    $    53,408
                                                           ----------    -----------
                                                           ----------    -----------


                               PLAYTEXT PRODUCTS, INC.
                           PART I - FINANCIAL INFORMATION
                    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATMENTS

2. BALANCE SHEET COMPONENTS (CONTINUED)

                                                             MARCH 29,   DECEMBER 28,
                                                               1997          1996
                                                           -----------   ------------
                                                           (UNAUDITED)
Goodwill.................................................  $  446,602    $   446,602
Less accumulated amortization............................    (100,978)       (98,153)
                                                           ----------    -----------
  Net....................................................  $  345,624    $   348,449
                                                           ----------    -----------
                                                           ----------    -----------
Patents, trademarks and other............................  $   49,644    $    49,644
Less accumulated amortization............................     (13,637)       (13,239)
                                                           ----------    -----------
  Net....................................................  $   36,007    $    36,405
                                                           ----------    -----------
                                                           ----------    -----------
Deferred financing costs.................................  $   19,463    $    19,463
Less accumulated amortization............................      (4,668)        (4,126)
                                                           ----------    -----------
  Net....................................................  $   14,795    $    15,337
                                                           ----------    -----------
                                                           ----------    -----------
Accrued expenses: (a)
  Advertising and sales promotion........................  $   16,093    $    19,191
  Interest...............................................      13,766          5,532
  Employee compensation and benefits.....................       8,994         14,167
  Insurance..............................................       2,847          2,913
  Accrued returns reserve................................       7,976          1,117
  Other..................................................       6,918          6,332
                                                           ----------    -----------
    Total................................................  $   56,594    $    49,252
                                                           ----------    -----------
                                                           ----------    -----------

------------------------
(a) Certain prior year accounts have been reclassified for consistency with 1997 presentation.

3. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                              MARCH 29,       DECEMBER 28,
                                                1997              1996
                                             -----------      ------------
                                             (UNAUDITED)
1995 Credit Agreement:
   Term Loan Facility......................  $ 355,000        $ 367,500
   Acquisition Credit Facility.............         --           10,000
   Working Capital Facility................     36,900            2,200

9% Senior Subordinated Notes due 2003          360,000          360,000
                                             ---------        ---------
                                               751,900          739,700
Less current maturities....................    (27,500)         (25,000)
                                             ---------        ---------
   Total long-term debt....................  $ 724,400        $ 714,700
                                             ---------        ---------
                                             ---------        ---------

                                       -8-

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The 1995 Term Loan Facility provides for semi-annual repayment of principal, including payments of $12.5 million due on September 15, 1997 and $15.0 million on March 15, 1998. The rate of interest on borrowings under the 1995 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. At March 29, 1997 and March 30, 1996, the weighted average variable interest rate was 7.34% for both periods. The weighted average variable interest rate for the quarters ended March 29, 1997 and March 30, 1996 was 7.33% and 7.39%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $100,000 per annum are also required. At March 29, 1997, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $74.2 million.

    The Company has entered into three interest rate protection agreements which hedge substantially all of the Company's long-term bank debt. The first agreement for $125 million requires payments by Playtex at a rate of 5.96% until July 7, 1997. This agreement effectively fixes the rate on $125 million at 7.71%, after giving effect to the 1.75% spread as provided for in the 1995 Credit Agreement. The second agreement for $100 million requires payments by Playtex at a rate of 5.825% until July 25, 1997. This agreement effectively fixes the rate on $100 million at 5.825%, after giving effect to the 1.75% spread as provided for in the 1995 Credit Agreement. At the option of the counterparties, these agreements may be extended for one additional year. The third agreement for $150 million requires payments by Playtex at a rate of 5.59% until July 25, 1998. This agreement will terminate with no penalty to either party if the 90 day LIBOR rate at the quarterly interest reset date is equal to or greater than 6.25%. This agreement effectively fixes the rate on $150 million at 7.34%, after giving effect to the 1.75% spread as provided for in the 1995 Credit Agreement. Each of the three agreements require the counterparty to make quarterly payments to Playtex at a 90 day LIBOR rate. Net receipts or payments under the swap agreements are recognized as an adjustment to interest expense.

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

4. EARNINGS PER SHARE

    Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding for the periods presented. At March 29, 1997 and December 28, 1996, no shares of common stock were held in treasury.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 28, 1996 filed with the Securities and Exchange Commission (No. 33-25485).

    Certain statements in this Quarterly Report or others made hereafter (including orally) may constitute "forward looking statements" within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: intensified competition, higher spending for advertising and promotion, new product initiatives and continued activity in the private label sector, the loss of significant customers, reduction in the level of retail inventories, product liability litigation and changes in governmental regulations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 VERSUS
 THREE MONTHS ENDED MARCH 30, 1996:

    NET SALES - Net sales of $136.4 million for the quarter ended March 29, 1997 were $6.7 million, or 5%, lower than for the same quarter in fiscal 1996. Net sales of the Company's Feminine Care products were down $19.0 million, or 33%, versus the first quarter of 1996. Net sales of the Company's Sun Care products grew 33% for the quarter while net sales of Infant Care products increased 16% over the previous year. The PLAYTEX SPILL-PROOF cup continued to be the leading contributor to Infant Care's growth in net sales. Additionally, versus the same period in 1996, Household Product net sales decreased 6%. Hair Care net sales, which represents 4% of the Company's total net sales, decreased 24% versus the first quarter of 1996.

    GROSS PROFIT - Gross profit of $84.1 million for the first quarter of fiscal 1997 decreased by $3.3 million, or 4%, from the corresponding fiscal 1996 quarter. Period to period, gross margin increased 0.6% to 61.7%. This increase was attributable primarily to lower product costs.

    OPERATING EARNINGS - Operating earnings of $30.7 million for the first quarter of 1997 were $2.8 million, or 10%, higher than for the comparable period in fiscal 1996. The increase in operating earnings was due primarily to a 17% decrease in advertising and promotional spending.

    INTEREST EXPENSE - Interest expense decreased $0.4 million or 2% as a result of the $26.4 million reduction of long term debt.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

    NET EARNINGS - Net earnings of $7.8 million for the first quarter of fiscal 1997 were $1.9 million, or 31%, higher than for the same quarter in fiscal 1996. The favorable variance resulted from the combined effect of all factors described above.

FINANCIAL CONDITION

    At March 29, 1997, the Company's working capital (current assets net of current liabilities) increased by $22.9 million to $29.4 million from $6.5 million at December 28, 1996. On a significant component basis: a) accounts receivable increased $28.1 million, principally due to an increase in sales in the first quarter of 1997 when compared with the fourth quarter of 1996 and the seasonal nature of Sun Care product sales with extended credit terms, b) inventory increased $7.0 million, due primarily to the build of the seasonal Sun Care inventory, c) a $5.3 million decrease in accounts payable. These working capital increases were partly offset by a) a $4.3 million increase in income taxes payable, primarily the result of the difference in the earnings in the first quarter of 1997 versus the fourth quarter of 1996 b) an $8.2 million increase in accrued interest expense due primarily to timing of payments, and c) a $2.5 million increase in the current portion of long term debt. All other working capital components decreased by a net $2.5 million.

    Long-term debt (including current portion) of $751.9 million at March 29, 1997 was $12.2 million higher than at December 28, 1996. The net increase in long-term borrowings was the result of the working capital requirements of the seasonal Sun Care business offset in part by a $12.5 million principal payment on the Term Loan Facility.

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

    Capital Expenditures for equipment and facility improvements were $2.4 million and $2.1 million for the three month periods ended March 29, 1997 and March 30, 1996, respectively.

    Inflation in the United States and Canada has not been a significant concern of the Company during recent periods.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

    The Company's businesses, with the exception of Sun Care, have generally not been seasonal. Sun Care product sales are highly seasonal with 85 to 90 percent of sales occurring in the first six months of the year. In addition, the seasonality requires increased working capital needs to support inventory builds to support the selling season and higher receivable levels resulting from extended credit terms which are typical in the sun care industry.

NEW ACCOUNTING PRONOUNCEMENT

    The Company has evaluated the effects of the recently released accounting pronouncement, Financial Accounting Standards Board Statement No. 128, "Earnings per Share", which will be effective starting in the Company's 1997 fiscal fourth quarter. Based on initial evaluation, the Company does not believe the impact on earnings per share will be material.

                             PLAYTEX PRODUCTS, INC.
                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

    As of the end of March 1997, there were approximately 14 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

       (27) Financial Data Schedule

    b. Reports on Form 8-K--None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLAYTEX PRODUCTS, INC.




DATE:     May 13, 1997                   BY:   /s/ Michael R. Gallagher
     -----------------------                 ------------------------------
                                                  Michael R. Gallagher
                                                 Chief Executive Officer



DATE:     May 13, 1997                   BY:   /s/ Michael F. Goss
     -----------------------                 ------------------------------
                                                  Michael F. Goss
                                              Executive Vice President
                                                       and
                                              Chief Financial Officer