Form 10-Q
period 1997-06-28
PLAYTEX PRODUCTS INC
filed 1997-08-06
CIK 842699

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

                      For the Quarter Ended June 28, 1997

                             PLAYTEX PRODUCTS, INC.

               (Exact name of registrant as specified in its charter)


           Delaware                     33-25485-01              51-0312772
  (State or other jurisdiction of   (Commission File No.)     (I.R.S. Employer
  incorporation or organization)                             Identification No.


                              300 Nyala Farms Road
                          Westport, Connecticut 06880
                                (203) 341--4000
                   -------------------------------------------
                       (Address, including zip code, and
                        telephone number, including area
                     code, of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X    NO
   ----    ----

    At August 6, 1997, 50,923,804 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
                                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................................................       3-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........      12-15


                                           PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings..............................................................................         16

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits...................................................................................         16

          (b) Reports on Form 8-K........................................................................         16

Signatures...............................................................................................         17


                             PLAYTEX PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         JUNE 28,    DECEMBER 28,
                                ASSETS                                                     1997          1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)

Current assets:
  Cash and cash equivalents...........................................................  $     4,536   $    6,205
  Receivables, less allowance for doubtful accounts...................................       87,357       63,982
  Inventories.........................................................................       39,896       37,637
  Current deferred taxes..............................................................        9,861        9,702
  Other current assets................................................................        2,472        4,965
                                                                                        -----------  ------------
    Total current assets..............................................................      144,122      122,491

Net property, plant and equipment.....................................................       55,617       53,408
Intangible assets, net:
  Goodwill............................................................................      342,806      348,449
  Patents, trademarks and other.......................................................       35,606       36,405
  Deferred financing costs............................................................       14,254       15,337
Due from related party................................................................       80,017       80,017
Other noncurrent assets...............................................................        4,085        4,224
                                                                                        -----------  ------------
    Total assets......................................................................  $   676,507   $  660,331
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    21,286   $   36,131
  Accrued expenses....................................................................       53,390       49,252
  Income taxes payable................................................................       10,953        5,586
  Current maturities of long-term debt................................................       27,500       25,000
                                                                                        -----------  ------------
    Total current liabilities.........................................................      113,129      115,969

Long-term debt........................................................................      717,700      714,700
Due to related party..................................................................       78,386       78,386
Other noncurrent liabilities..........................................................       13,440       14,207
Deferred income taxes.................................................................       23,146       19,796
                                                                                        -----------  ------------
    Total liabilities.................................................................      945,801      943,058

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000 shares, issued 50,921,540
    shares at June 28, 1997 and 50,887,200 shares at December 28, 1996................          509          509
  Additional paid-in capital..........................................................      424,505      424,277
  Retained earnings (deficit).........................................................     (692,353)    (705,718)
  Foreign currency translation adjustment.............................................       (1,955)      (1,795)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     (269,294)    (282,727)
                                                                                        -----------  ------------
      Total liabilities and stockholders' equity......................................  $   676,507   $  660,331
                                                                                        -----------  ------------
                                                                                        -----------  ------------

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS   THREE MONTHS
                                                                                          ENDED          ENDED
                                                                                        JUNE 28,       JUNE 29,
                                                                                          1997           1996
                                                                                      -------------  -------------
Net sales...........................................................................   $   134,872     $ 131,872
Cost of sales.......................................................................        53,362        49,960
                                                                                      -------------  -------------
    Gross profit....................................................................        81,510        81,912

Operating expenses:
  Advertising and sales promotion...................................................        32,275        33,296
  Selling, distribution and research................................................        15,133        14,403
  Administrative....................................................................         4,591         4,276
  Amortization of intangibles.......................................................         3,224         3,202
                                                                                      -------------  -------------
    Total operating expenses........................................................        55,223        55,177
                                                                                      -------------  -------------
    Operating earnings..............................................................        26,287        26,735

Interest expense, including related party interest expense of $3,038 for both periods presented, net of related party interest income of $3,000 for both periods
  presented.........................................................................        15,927        16,300
                                                                                      -------------  -------------
  Earnings before income taxes......................................................        10,360        10,435

Income taxes........................................................................         4,843         4,946
                                                                                      -------------  -------------
    Net earnings....................................................................   $     5,517     $   5,489
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average shares outstanding.................................................        50,917        50,881
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Earnings per share (primary and fully diluted)......................................   $       .11     $     .11
                                                                                      -------------  -------------
                                                                                      -------------  -------------


           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          SIX MONTHS   SIX MONTHS
                                                                                             ENDED        ENDED
                                                                                           JUNE 28,     JUNE 29,
                                                                                             1997         1996
                                                                                          -----------  -----------
Net sales...............................................................................   $ 271,282    $ 274,939
Cost of sales...........................................................................     105,666      105,610
                                                                                          -----------  -----------
  Gross profit..........................................................................     165,616      169,329

Operating expenses:
  Advertising and sales promotion.......................................................      64,006       71,602
  Selling, distribution and research....................................................      28,974       28,245
  Administrative........................................................................       9,223        8,504
  Amortization of intangibles...........................................................       6,447        6,402
                                                                                          -----------  -----------
    Total operating expenses............................................................     108,650      114,753
                                                                                          -----------  -----------
    Operating earnings..................................................................      56,966       54,576

Interest expense, including related party interest expense of $6,075 for both periods presented, net of related party interest income of $6,001 for both periods
  presented.............................................................................      32,209       32,962
                                                                                          -----------  -----------
  Earnings before income taxes..........................................................      24,757       21,614

Income taxes............................................................................      11,392       10,144
                                                                                          -----------  -----------
    Net earnings........................................................................   $  13,365    $  11,470
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average shares outstanding.....................................................      50,910       50,881
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Earnings per share (primary and fully diluted)..........................................   $     .26    $     .23
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)

                                                                                                           FOREIGN
                                                                                ADDITIONAL   RETAINED     CURRENCY
                                                                     COMMON      PAID-IN     EARNINGS    TRANSLATION
                                                                      STOCK      CAPITAL     (DEFICIT)   ADJUSTMENT
                                                                   -----------  ----------  -----------  -----------
Balance, December 28, 1996.......................................   $     509   $  424,277  $  (705,718)  $  (1,795)

  Net earnings...................................................      --           --           13,365      --

  Issuance of common stock.......................................      --              228      --           --

  Foreign currency translation adjustment........................      --           --          --             (160)
                                                                    ---------   ----------  -----------  -----------
Balance, June 28, 1997...........................................   $     509   $  424,505  $  (692,353)  $  (1,955)
                                                                    ---------   ----------  -----------  -----------
                                                                    ---------   ----------  -----------  -----------

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                          SIX MONTHS   SIX MONTHS
                                                                                             ENDED        ENDED
                                                                                           JUNE 28,     JUNE 29,
                                                                                             1997         1996
                                                                                          -----------  -----------
Cash flows (used for) provided by operations:
  Net earnings..........................................................................   $  13,365    $  11,470
  Non-cash items included in earnings:
    Amortization of intangibles.........................................................       6,447        6,402
    Amortization of deferred financing costs............................................       1,083        1,009
    Depreciation........................................................................       3,752        4,338
    Deferred taxes......................................................................       3,191        4,340
    Other, net..........................................................................          30          (15)
    Net (increase) decrease in working capital accounts.................................     (29,248)       1,450
                                                                                          -----------  -----------
    Net cash flows (used for) provided by operations....................................      (1,380)      28,994
                                                                                          -----------  -----------
Cash flows used for investing activities:
  Purchases of property, plant and equipment............................................      (6,017)      (4,644)
                                                                                          -----------  -----------
    Net cash flows used for investing activities........................................      (6,017)      (4,644)
                                                                                          -----------  -----------
Cash flows provided by (used for) financing activities:
  Borrowings (repayments) under working capital facilities, net.........................      18,000       (5,050)
  Repayment of term loan facility.......................................................     (12,500)     (10,000)
  Issuance of common stock..............................................................         228           45
  Other, net............................................................................          --            6
                                                                                          -----------  -----------
    Net cash flows provided by (used for) financing activities..........................       5,728      (14,999)
                                                                                          -----------  -----------
Change in cash and cash equivalents.....................................................      (1,669)       9,351
Cash and cash equivalents at beginning of period........................................       6,205        5,940
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................   $   4,536    $  15,291
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Supplemental disclosures of cash flow information

Net cash paid during the periods for:

  Interest..............................................................................   $  31,096    $  32,326
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Income taxes, net of refunds..........................................................   $   2,842    $   1,662
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the full year.

    The Company presumes the users of this Quarterly Report on Form 10--Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10--K for the year ended December 28, 1996. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2. BALANCE SHEET COMPONENTS

    The components of certain balance sheet accounts are as follows (in thousands):


                                                                                          JUNE 28,   DECEMBER 28,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                                                         (UNAUDITED)
Receivables............................................................................  $   89,321   $   65,740
Less allowance for doubtful accounts...................................................      (1,964)      (1,758)
                                                                                         ----------  ------------
    Net................................................................................  $   87,357   $   63,982
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Inventories:
  Raw materials........................................................................  $   12,733   $   13,854
  Work in process......................................................................       1,077        1,004
  Finished goods.......................................................................      26,086       22,779
                                                                                         ----------  ------------
    Total..............................................................................  $   39,896   $   37,637
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Net property, plant and equipment:
  Land.................................................................................  $    1,190   $    1,190
  Buildings............................................................................      24,506       24,818
  Machinery and equipment..............................................................     102,103       95,938
                                                                                         ----------  ------------
                                                                                            127,799      121,946
  Less accumulated depreciation........................................................     (72,182)     (68,538)
                                                                                         ----------  ------------
    Net................................................................................  $   55,617   $   53,408
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. BALANCE SHEET COMPONENTS (CONTINUED)

                                                                                          JUNE 28,   DECEMBER 28,
                                                                                            1997         1996
                                                                                        -----------  -----------
                                                                                        (UNAUDITED)
  Goodwill.............................................................................  $  446,607   $  446,602
  Less accumulated amortization........................................................    (103,801)     (98,153)
                                                                                         ----------  ------------
    Net................................................................................  $  342,806   $  348,449
                                                                                         ----------  ------------
                                                                                         ----------  ------------
  Patents, trademarks and other........................................................  $   49,644   $   49,644
  Less accumulated amortization........................................................     (14,038)     (13,239)
                                                                                         ----------  ------------
    Net................................................................................  $   35,606   $   36,405
                                                                                         ----------  ------------
                                                                                         ----------  ------------
  Deferred financing costs.............................................................  $   19,463   $   19,463
  Less accumulated amortization........................................................      (5,209)      (4,126)
                                                                                         ----------  ------------
    Net................................................................................  $   14,254   $   15,337
                                                                                         ----------  ------------
                                                                                         ----------  ------------
  Accrued expenses: (a)
    Advertising and sales promotion....................................................  $   15,890   $   19,191
    Interest...........................................................................       5,753        5,532
    Employee compensation and benefits.................................................      10,350       14,167
    Insurance..........................................................................       2,677        2,913
    Accrued returns reserve............................................................      13,479        1,117
    Other..............................................................................       5,241        6,332
                                                                                         ----------  ------------
      Total............................................................................  $   53,390   $   49,252
                                                                                         ----------  ------------
                                                                                         ----------  ------------

    (a) Certain prior year accounts have been reclassified for consistency with 1997 presentation.

3. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                                           JUNE 28,    DECEMBER 28,
                                                                                             1997          1996
                                                                                          -----------  ------------
                                                                                          (UNAUDITED)
  1995 Credit Agreement:
    Term Loan Facility...................................................................  $ 355,000   $  367,500
    Acquisition Credit Facility..........................................................         --       10,000
    Working Capital Facility.............................................................     30,200        2,200

  9% Senior Subordinated Notes due 2003..................................................    360,000      360,000
                                                                                           ---------  ------------
                                                                                             745,200      739,700
  Less current maturities................................................................    (27,500)     (25,000)
                                                                                           ---------  ------------
    Total long-term debt.................................................................  $ 717,700   $  714,700
                                                                                           ---------  ------------
                                                                                           ---------  ------------

                       PLAYTEX PRODUCTS, INC.
                   PART I - FINANCIAL INFORMATION
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The 1995 Term Loan Facility provided for semi-annual repayment of principal, including payments of $12.5 million due on September 15, 1997 and $15.0 million on March 15, 1998. The rate of interest on borrowings under the 1995 Credit Agreement was, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1995 Credit Agreement. At June 28, 1997 and June 29, 1996, the weighted average variable interest rate was 7.58% and 7.27%, respectively. The weighted average variable interest rate for the quarters ended June 28, 1997 and June 29, 1996 was 7.46% and 7.31%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1995 Credit Agreement and an agency fee of $0.1 million per annum were also required. At June 28, 1997, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1995 Credit Agreement amounted to $80.8 million.

    On July 21, 1997 the Company completed a refinancing plan (the "1997 Refinancing") designed to increase financial and operational flexibility. The 1997 Refinancing includes: (i) the issuance of $150.0 million principal amount of 8 7/8% unsecured senior notes due July 15, 2004 (the "Senior Notes") and (ii) a $150.0 million senior secured term loan facility due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities of $170.0 million (the "1997 Senior Credit Facilities") comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan").

    The 1997 Term Loan provides for quarterly principal repayments of $375,000 from September 15, 1997 through June 15, 2003 and a payment of $141 million on September 15, 2003. The 1997 Revolving Credit Facility will mature on June 15, 2003 and commitments thereunder are automatically and permanently reduced by (i) $5.0 million on December 15, 2000 and June 15, 2001, (ii) $7.0 million on December 15, 2001 and June 15, 2002, and (iii)$8.0 million on December 15, 2002 and June 15, 2003. The 1997 Term A Loan will require quarterly repayments of principal beginning September 15, 1999 and will mature on June 15, 2003.

    The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the 1995 Credit Agreement; concurrently, the 1995 Credit Agreement was terminated.

    The rate of interest on borrowings under the 1997 Term Loan and the 1997 Senior Credit Facilities is, at the Company's option, a function of various alternative short term borrowing rates, as defined in the associated credit agreement. Quarterly commitment fees of three-eighths of one percent on the unutilized portion of the 1997 Senior Credit Facilities and an agency fee of approximately $0.1 million per annum are also required.

    The Company was party to three interest rate protection agreements which hedged substantially all of the Company's outstanding variable rate debt under the 1995 Credit Agreement. Subsequent to the quarter end, one agreement expired and in conjunction with the 1997 Refinancing, the remaining two agreements were canceled.

                             PLAYTEX PRODUCTS, INC.
                         PART I- FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The provisions of the 1995 Credit Agreement required and, subsequent to the quarter end, the 1997 Senior Credit Facilities require the Company to meet certain financial covenants and ratios and also include limitations or restrictions on: indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% Senior Subordinated Notes (the "9% Notes"), the Senior Notes and the 1997 Term Loan also contain certain restrictions and requirements. Under the terms of the 1995 Credit Agreement, the 1997 Term Loan, the 1997 Senior Credit Facilities , the Senior Notes indenture and the 9% Notes indenture, payment of cash dividends on the common stock of the Company is restricted.

4. EARNINGS PER SHARE

    Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding for the periods presented. At June 28, 1997 and December 28, 1996, no shares of common stock were held in treasury.

5. CONTINGENT LIABILITIES

    In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party which would have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

6. SUBSEQUENT EVENT

    As described in note 3, on July 21, 1997 the Company refinanced the 1995 Credit Agreement with the net proceeds from the 1997 Refinancing. As a result of the 1997 Refinancing, the Company will record in the third quarter of 1997 an extraordinary loss of $4.1 million, net of $2.3 million of associated income tax benefit, related to the write-off of deferred financing costs associated with the 1995 Credit Agreement.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    In connection with the safe harbor provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report or others made hereafter (including orally). Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "as anticipated," "estimated," "intends," "plans," "projection," and "outlook') are not historical facts and may be forward-looking, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are hereby qualified in their entirety by reference to, and accompanied by, the factors discussed throughout the quarterly statement. Among the risk factors that have a direct bearing on the Company's results from operations are the substantial indebtedness and significant debt service obligations of the Company; intensified competition; increased spending for advertising and promotion; new product initiatives; the Company's ability to implement its business and acquisition strategy and to successfully integrate acquired companies into the Company; continued activity in the private label sector; the loss of significant customers; reduction in the level of retail inventories; product liability litigation and changes in governmental regulations.

    The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on the behalf of the Company and therefore, investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot access the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                       PLAYTEX PRODUCTS, INC.
                   PART I - FINANCIAL INFORMATION

RESULTS OF OPERATIONS

Three Months Ended June 28, 1997 Versus Three Months Ended June 29, 1996:

    Net Sales--Net sales for the quarter ended June 28, 1997 increased $3.0 million, or 2%, to $134.9 from $131.9 million for the same quarter in fiscal 1996. Net sales of the Company's Feminine Care products were down $5.8 million, or 11%, versus the second quarter of 1996. These results reflect:
(i) heavy promotional activities in the second quarter of 1996 which were not repeated in the current period and (ii) a strategic decision by management to reduce trade inventory levels, which had increased due to heavy trade promotional activity in prior periods. With retail take away off only 5% from the heavy promotional period of a year ago, the Company estimates that retail inventories were reduced by the equivalent of two weeks worth of retail sales during the second quarter. Net sales of the Company's Sun Care products increased $7.0 million, or 24%, for the quarter while net sales of Infant Care products increased $4.4 million, or 17%, over the same period in 1996. This growth in both Sun Care and Infant Care is due to (i) successful new product launches, (ii) distribution gains, (iii) continued market share gains, and (iv) continued category growth. Additionally, versus the same period in 1996, Household Product net sales decreased $1.4 million, or 10%, due in part to a change in pricing strategy for Playtex gloves and the introduction of a new competitor in the carpet cleaning business. The Household Products group includes the Woolite rug and upholstery cleaning business and Playtex household latex gloves. Hair Care net sales, which represents 4% of the Company's total net sales, decreased 17% versus the second quarter of 1996.

    Gross Profit--Gross profit of $81.5 million for the second quarter of fiscal 1997 decreased by $0.4 million, or 1%, from the corresponding fiscal 1996 quarter. Period to period, gross margin decreased 1.7% to 60.4%. This decrease was attributable primarily to the change in the mix of products sold.

    Operating Earnings--Operating earnings for the three months ended June 28, 1997 of $26.3 million were $0.5 million, or 2%, lower than for the comparable period in fiscal 1996. The decrease in operating earnings was due primarily to lower gross margins, increased consumer and media spending, and marginally higher overhead costs offset in part by a 20% decrease in trade spending.

    Interest Expense--Interest expense of $15.9 million decreased $0.4 million, or 2%, as a result of marginal reductions in the average long-term debt position and interest rates.

    Net Earnings--Net earnings of $5.5 million for the second quarter of fiscal 1997 were equal to the comparable quarter in fiscal 1996.

Six Months Ended June 28, 1997 Versus Six Months Ended June 29, 1996:

    Net Sales--Net sales for the six months ended June 28, 1997 decreased $3.7 million, or 1%, to $271.3 from $274.9 million for the same period in fiscal 1996. Net sales of the Company's Feminine Care products were down $24.7 million, or 22%, versus the first six months of 1996.

                       PLAYTEX PRODUCTS, INC.
                   PART I - FINANCIAL INFORMATION

These results reflect: (i) heavy promotional activities in the first half of 1996 which were not repeated in the current period and (ii) a strategic decision by management to reduce trade inventory levels, which had increased due to heavy trade promotional activity in prior periods. Net sales of the Company's Sun Care products increased $17.8 million, or 28%, for the six month period while net sales of Infant Care products increased $9.0 million, or 17%, over the same period in 1996. This growth in both Sun Care and Infant Care is due to (i) successful new product launches, (ii) distribution gains,
(iii) continued market share gains, and (iv) continued category growth. Additionally, versus the same period in 1996, Household Product net sales decreased $2.4 million, or 8%, due in part to a change in pricing strategy for Playtex gloves and the introduction of a new competitor in the carpet cleaning products business. Hair Care net sales, which represents 4% of the Company's total net sales, decreased 21% versus the first half of 1996.

    Gross Profit--Gross profit of $165.6 million for the first six months of fiscal 1997 decreased by $3.7 million, or 2%, from the corresponding period in 1996. Period to period, gross margin decreased 0.6% to 61.0%. This decrease was attributable primarily to the mix of products sold.

    Operating Earnings--Operating earnings for the six months ended June 28, 1997 of $57.0 million were $2.4 million, or 4%, higher than for the comparable period in fiscal 1996. The increase in operating earnings was due primarily to a 29% decrease in trade spending offset in part by lower gross margins, increased consumer and media spending, and marginally higher overhead costs.

    Interest Expense--Interest expense of $32.2 million decreased $0.8 million, or 2%, as a result of marginal reductions in the average long-term debt position and interest rates..

    Net Earnings--Net earnings of $13.4 million for the first six months of fiscal 1997 were $1.9 million, or 17%, higher than the same period in fiscal 1996.

FINANCIAL CONDITION

    At June 28, 1997, the Company's working capital (current assets net of current liabilities) increased by $24.5 million to $31.0 million from $6.5 million at December 28, 1996. The increase resulted from (i) an increase in accounts receivable of $23.4 million, principally due to an increase in sales in the second quarter of 1997 when compared with the fourth quarter of 1996 and the seasonal nature of Sun Care product sales with extended credit terms,
(ii) an increase in inventory of $2.3 million, due primarily to the build of the seasonal Sun Care inventory, (iii) a decline in accounts payable of $14.8 million. These working capital increases were partly offset by (i) a $5.4 million increase in income taxes payable, primarily the result of the difference in the earnings in the second quarter of 1997 versus the fourth quarter of 1996 (ii) a $4.1 million increase in accrued expense due primarily to the seasonal increase in returns provision for the Sun Care products and
(iii) a $2.5 million increase in the current portion of long term debt. All other working capital components decreased by a net $4.0 million.

                       PLAYTEX PRODUCTS, INC.
                   PART I - FINANCIAL INFORMATION

    Long-term debt (including current portion) of $745.2 million at June 28, 1997 was $5.5 million higher than at December 28, 1996. The net increase in long-term borrowings was the result of the working capital requirements of the seasonal Sun Care business offset in part by a $12.5 million principal payment on the Term Loan Facility.

    As disclosed in notes 3 and 6 to the condensed financial statements for the quarter ended June 28, 1997 included herein, subsequent to the quarter end, the Company used the net proceeds from the 1997 Refinancing to retire the indebtedness outstanding under the 1995 Credit Agreement. As part of the 1997 Refinancing, the current portion of long-term debt was reduced to $1.5 million, a decrease of $26.0 million, thereby increasing working capital by $26.0 million.

    The Company believes that it will generate sufficient cash flow from operations to be able to make the scheduled interest and principal payments under the 1997 Term Loan, the 1997 Senior Credit Facilities and interest payments on the 9% Notes and the Senior Notes; however the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Notes or the $150 million principal payments due in 2004 on the Senior Notes. Accordingly, the Company will have to either refinance its obligations with respect to the 9% Notes and the Senior Notes prior to maturity, sell assets or raise equity capital to repay the principal amount of the 9% Notes and the Senior Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on its financial and operating performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

    Capital Expenditures for equipment and facility improvements were $6.0 million and $4.6 million for the six month periods ended June 28, 1997 and June 29, 1996, respectively.

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

    As of the end of June 1997, there were approximately 12 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        10(t)(2)   Amendment No. 2 to the 1994 Stock Option Plan
        10(t)(3)   Amendment No. 3 to the 1994 Stock Option Plan
        10(t)(4)   Amendment No. 4 to the 1994 Stock Option Plan
        27         Financial Data Schedule


     b. Reports on Form 8-K

     On July 28, 1997 the Company filed with the Commission a Current Report on Form 8-K dated July 21, 1997, pursuant to Item 7 of Form 8-K, with respect to the transactions described in notes 3 and 6 of the condensed notes to the unaudited consolidated financial statements included elsewhere in this filing.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PLAYTEX PRODUCTS, INC.




Date:  August 6, 1997                  By: /s/Michael R. Gallagher
     -------------------------            -------------------------
                                            Michael R. Gallagher
                                          Chief Executive Officer




Date:  August 6, 1997                  By: /s/Michael F. Goss
     -------------------------            -------------------------
                                             Michael F. Goss
                                         Executive Vice President
                                                  and
                                         Chief Financial Officer