Form 10-Q
period 1997-09-27
PLAYTEX PRODUCTS INC
filed 1997-11-10
CIK 842699

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


                    For the Quarter Ended September 27, 1997

                             PLAYTEX PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)



          Delaware                    33-25485-01                51-0312772
(State or other jurisdiction of   (Commission File No.)        (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                                (203) 341 - 4000
                       ---------------------------------
                       (Address, including zip code, and
                        telephone number, including area
                     code, of principal executive offices)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|     No  |_|

      At November 5, 1997, 50,937,478 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.

                                    INDEX

                                                                      PAGE
                                                                      ----

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                     3 - 12

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            13 - 16

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                          17

Item 6.     Exhibits and Reports on Form 8-K:

            (a) Exhibits                                               17

            (b) Reports on Form 8-K                                    17


Signatures                                                             18

                             PLAYTEX PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      September 27, December 28,
                               ASSETS                     1997         1996
                                                      ------------  ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                            $   4,377     $   6,205
   Receivables, less allowance for doubtful accounts       70,284        63,982
   Inventories                                             35,977        37,637
   Current deferred taxes                                   9,849         9,702
   Other current assets                                     1,345         4,965
                                                        ---------     ---------

      Total current assets                                121,832       122,491

Net property, plant and equipment                          55,958        53,408
Intangible assets, net:
   Goodwill                                               339,918       348,449
   Patents, trademarks and other                           35,209        36,405
   Deferred financing costs                                17,355        15,337
Due from related party                                     80,017        80,017
Other noncurrent assets                                     3,888         4,224
                                                        ---------     ---------

      Total assets                                      $ 654,177     $ 660,331
                                                        =========     =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  12,736     $  36,131
   Accrued expenses                                        54,306        49,252
   Income taxes payable                                     9,124         5,586
   Current maturities of long-term debt                     1,500        25,000
                                                        ---------     ---------

         Total current liabilities                         77,666       115,969

Long-term debt                                            731,225       714,700
Due to related party                                       78,386        78,386
Other noncurrent liabilities                               12,927        14,207
Deferred income taxes                                      23,164        19,796
                                                        ---------     ---------

         Total liabilities                                923,368       943,058

Stockholders' equity:
   Common stock, $.01 par value, authorized
      100,000,000 shares, issued 50,933,811
      shares at September 27, 1997 and
      50,887,200 shares at December 28, 1996                  509           509
   Additional paid-in capital                             424,643       424,277
   Retained earnings (deficit)                           (692,397)     (705,718)
   Foreign currency translation adjustment                 (1,946)       (1,795)
                                                        ---------     ---------

         Total stockholders' equity                      (269,191)     (282,727)
                                                        ---------     ---------

            Total liabilities and stockholders' equity  $ 654,177     $ 660,331
                                                        =========     =========


            See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   September 27,   September 28,
                                                        1997           1996
                                                   -------------  -------------
Net sales                                            $ 117,675       $117,500
Cost of sales                                           44,533         44,135
                                                     ---------       --------

   Gross profit                                         73,142         73,365

Operating expenses:
   Advertising and sales promotion                      26,905         25,430
   Selling, distribution and research                   14,257         14,005
   Administrative                                        4,625          4,373
   Amortization of intangibles                           3,225          3,223
                                                     ---------       --------

      Total operating expenses                          49,012         47,031
                                                     ---------       --------

      Operating earnings                                24,130         26,334

Interest expense, including related party
   interest expense of $3,037 for both
   periods presented, net of related party
   interest income of $3,001 for both
   periods presented                                    16,119         16,148
                                                     ---------       --------

   Earnings before income taxes                          8,011         10,186

Income taxes                                             3,977          4,778
                                                     ---------       --------

   Earnings before extraordinary loss                    4,034          5,408
                                                     ---------       --------

Extraordinary loss on early extinguishment
   of debt, net of $2,344 tax benefit                   (4,078)            --
                                                     ---------       --------

Net (loss) earnings                                  $     (44)      $  5,408
                                                     =========       ========

Weighted average shares outstanding                     50,931         50,885
                                                     =========       ========

Earnings per share (primary and fully diluted):

   Before extraordinary loss                         $     .08       $    .11
                                                     =========       ========
   Net earnings                                      $      --       $    .11
                                                     =========       ========


            See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 27,  September 28,
                                                        1997           1996
                                                    -------------  -------------

Net sales                                             $388,957       $392,439
Cost of sales                                          150,199        149,745
                                                      --------       --------

   Gross profit                                        238,758        242,694

Operating expenses:
   Advertising and sales promotion                      90,911         97,032
   Selling, distribution and research                   43,231         42,250
   Administrative                                       13,848         12,877
   Amortization of intangibles                           9,672          9,625
                                                      --------       --------

      Total operating expenses                         157,662        161,784
                                                      --------       --------

      Operating earnings                                81,096         80,910

Interest expense, including related
   party interest expense of $9,112
   for both periods presented, net of
   related party interest income of $9,002
   for both periods presented                           48,328         49,110
                                                      --------       --------

   Earnings before income taxes                         32,768         31,800

Income taxes                                            15,369         14,922
                                                      --------       --------

      Earnings before extraordinary loss                17,399         16,878
                                                      --------       --------

Extraordinary loss on early extinguishment
   of debt, net of $2,344 tax benefit                   (4,078)            --
                                                      --------       --------

Net earnings                                          $ 13,321       $ 16,878
                                                      ========       ========

Weighted average shares outstanding                     50,917         50,883
                                                      ========       ========

Earnings per share (primary and fully diluted):

   Before extraordinary loss                          $    .34       $    .33
                                                      ========       ========
   Net earnings                                       $    .26       $    .33
                                                      ========       ========

            See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                       Foreign
                                                 Additional Retained   Currency
                                           Common  Paid-In  Earnings Translation
                                            Stock  Capital  (Deficit) Adjustment
                                            -----  -------  --------- ----------
Balance, December 28, 1996                  $509  $424,277  $(705,718)  $(1,795)


   Net earnings                               --        --     13,321        --

   Issuance of common stock                   --       366         --        --

   Foreign currency translation adjustment    --        --         --      (151)
                                            ----  --------  ---------   -------

Balance, September 27, 1997                 $509  $424,643  $(692,397)  $(1,946)
                                            ====  ========  =========   =======

            See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 27,  September 28,
                                                        1997           1996
                                                    -------------  -------------
Cash flows provided by operations:
   Net earnings                                      $ 13,321       $ 16,878
   Non-cash items included in earnings:
      Extraordinary loss                                4,078             --
      Amortization of intangibles                       9,672          9,625
      Amortization of deferred financing costs          1,558          1,514
      Depreciation                                      5,575          6,600
      Deferred taxes                                    3,221          5,431
      Other, net                                          275            269
      Net (increase) decrease in working capital
        accounts                                      (15,656)        21,946
                                                     --------       --------

      Net cash flows provided by operations            22,044         62,263
                                                     --------       --------

Cash flows used for investing activities:
   Purchases of property, plant and equipment          (8,159)        (6,880)
                                                     --------       --------

      Net cash flows used for investing activities     (8,159)        (6,880)
                                                     --------       --------

Cash flows (used for) financing activities:
   Borrowings under revolving credit facility, net     18,100             --
   Long-term debt borrowings                          355,000             --
   Long-term debt payments                           (380,075)       (54,300)
   Payment of financing costs                          (9,104)            --
   Issuance of shares of  common stock                    366             45
   Other, net                                              --             (9)
                                                     --------       --------

      Net cash flows used for financing activities    (15,713)       (54,264)
                                                     --------       --------

Change in cash and cash equivalents                    (1,828)         1,119
Cash and cash equivalents at beginning of period        6,205          5,940
                                                     --------       --------

Cash and cash equivalents at end of period           $  4,377       $  7,059
                                                     ========       ========

Supplemental disclosures of cash flow information
Net cash paid during the periods for:
   Interest                                          $ 38,815       $ 40,031
                                                     ========       ========
   Income taxes, net of refunds                      $  5,309       $  5,339
                                                     ========       ========

            See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

      The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the full year. Certain prior year accounts have been reclassified for consistency with the current year presentation.

      The Company presumes the users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2.    Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                  September 27,     December 28,
                                                      1997              1996
                                                  -------------     ------------
                                                   (Unaudited)

Receivables                                           $  72,155       $  65,740
Less allowance for doubtful accounts                     (1,871)         (1,758)
                                                      ---------       ---------
      Net                                             $  70,284       $  63,982
                                                      =========       =========

Inventories:
   Raw materials                                      $  12,762       $  13,854
   Work in process                                          990           1,004
   Finished goods                                        22,225          22,779
                                                      ---------       ---------
      Total                                           $  35,977       $  37,637
                                                      =========       =========

Net property, plant and equipment:
   Land                                               $   1,190       $   1,190
   Buildings                                             24,585          24,818
   Machinery and equipment                              104,200          95,938
                                                      ---------       ---------
                                                        129,975         121,946
   Less accumulated depreciation                        (74,017)        (68,538)
                                                      ---------       ---------
      Net                                             $  55,958       $  53,408
                                                      =========       =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Balance Sheet Components (continued)

                                                  September 27,     December 28,
                                                      1997              1996
                                                  -------------     ------------
                                                   (Unaudited)

Goodwill                                              $ 446,547       $ 446,602
Less accumulated amortization                          (106,629)        (98,153)
                                                      ---------       ---------
    Net                                               $ 339,918       $ 348,449
                                                      =========       =========

Patents, trademarks and other                         $  49,644       $  49,644
Less accumulated amortization                           (14,435)        (13,239)
                                                      ---------       ---------
   Net                                                $  35,209       $  36,405
                                                      =========       =========

Deferred financing costs                              $  20,350       $  19,463
Less accumulated amortization                            (2,995)         (4,126)
                                                      ---------       ---------
   Net                                                $  17,355       $  15,337
                                                      =========       =========

Accrued expenses:
   Advertising and sales promotion                    $  13,189       $  19,191
   Interest                                              13,485           5,532
   Employee compensation and benefits                     9,690          14,167
   Insurance                                              2,653           2,913
   Accrued returns reserve                                9,514           1,117
   Other                                                  5,775           6,332
                                                      ---------       ---------
      Total                                           $  54,306       $  49,252
                                                      =========       =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Long-Term Debt

   Long-term debt consists of the following (in thousands):

                                                  September 27,     December 28,
                                                      1997              1996
                                                  -------------     ------------
                                                   (Unaudited)
1995 Credit Agreement:
   Term Loan Facility                                 $      --       $ 367,500
   Acquisition Credit Facility                               --          10,000
   Working Capital Facility                                  --           2,200

1997 Refinancing:
   Term A Loan                                           55,000              --
   Revolving Credit                                      18,100              --
   Term Loan                                            149,625              --
   8 7/8% Senior Notes due 2004                         150,000              --

9% Senior Subordinated Notes due 2003                   360,000         360,000
                                                      ---------       ---------
                                                        732,725         739,700
Less current maturities                                  (1,500)        (25,000)
                                                      ---------       ---------

   Total long-term debt                               $ 731,225       $ 714,700
                                                      =========       =========

      On July 21, 1997 the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The 1997 Refinancing includes: (i) the issuance of $150.0 million principal amount of 8 7/8% unsecured senior notes due July 15, 2004 (the "Senior Notes"), and (ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities of $170.0 million (the "1997 Senior Credit Facilities") comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan").

      The 1997 Term Loan provides for quarterly principal repayments of $375,000 from September 15, 1997 through June 15, 2003 and a payment of $141.0 million on September 15, 2003. The 1997 Revolving Credit Facility will mature on June 15, 2003 and commitments thereunder are automatically and permanently reduced by (i) $5.0 million on December 15, 2000 and June 15, 2001, (ii) $7.0 million on December 15, 2001 and June 15, 2002, and (iii) $8.0 million on December 15, 2002 and June 15, 2003. The 1997 Term A Loan will require quarterly repayments of principal beginning September 15, 1999 and will mature on June 15, 2003.

      The net proceeds from the 1997 Refinancing were used to retire the indebtedness

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding under the 1995 Credit Agreement; concurrently, the 1995 Credit Agreement was terminated.

      The rate of interest on borrowings under the 1997 Term Loan and the 1997 Senior Credit Facilities is, at the Company's option, a function of various alternative short term borrowing rates, as defined in the associated credit agreement. Quarterly commitment fees of three-eighths of one percent on the unutilized portion of the 1997 Senior Credit Facilities and an agency fee of approximately $0.1 million per annum are also required. At September 27, 1997 and September 28, 1996, the weighted average variable interest rate on the Company's indebtedness was 7.12% and 7.35%, respectively. For the quarters ended September 27, 1997 and September 28, 1996 the weighted average variable interest rate on the Company's indebtedness was 7.37% and 7.34%, respectively.

      The Company selectively enters into interest rate protection agreements to reduce the impact of interest rate changes on its variable rate indebtedness. The interest rate protection agreements involve exchanges of floating for fixed rate interest payments without the exchange of the underlying notional amount. The Company may also use interest rate caps which limit net interest expense if interest rates rise above a defined level. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss.

      The Company was party to three interest rate protection agreements which hedged substantially all of the Company's outstanding variable rate debt under the 1995 Credit Agreement. On July 7, 1997, one agreement with a notional amount of $125.0 million expired and in conjunction with the 1997 Refinancing, the remaining two agreements with a combined notional amount of $250.0 million were canceled.

      The provisions of the 1997 Senior Credit Facilities require the Company to meet certain financial covenants and ratios and also include limitations or restrictions on: indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% Senior Subordinated Notes (the "9% Notes"), the Senior Notes and the 1997 Term Loan also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on the common stock of the Company is restricted.

4.    Earnings Per Share

      Earnings per share is calculated using net earnings divided by the weighted average number of common shares issued and outstanding for the periods presented. At September 27, 1997 and December 28, 1996, no shares of common stock were held in treasury.

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

6.    Extraordinary Loss

      In July 1997, in connection with the 1997 Refinancing, Playtex recorded an extraordinary loss of $4.1 million (net of income tax benefit of $2.3 million) for costs and expenses related to the write-off of the unamortized portion of the deferred financing costs associated with the 1995 Credit Agreement (See Note 3 to Condensed Notes to Consolidated Financial Statements).

7.    New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement establishes and simplifies standards for computing and presenting earnings per share "EPS". SFAS 128 replaces primary and fully diluted EPS with basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the Company. The Company is required to adopt SFAS 128 with its December 27, 1997 financial statements and restate all prior-period EPS data. The adoption of SFAS 128 is not expected to have a material impact to the financial statements of the Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 28, 1996 filed with the Securities and Exchange Commission (No. 33-25485-01).

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report or others made hereafter (including orally). Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "as anticipated," "estimated," "intends," "plans," "projection," and "outlook") are not historical facts and may be forward-looking, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are hereby qualified in their entirety by reference to, and accompanied by, the factors discussed throughout the quarterly statement. Among the risk factors that have a direct bearing on the Company's results from operations are the substantial indebtedness and significant debt service obligations of the Company; intensified competition; increased spending for advertising and promotion; new product initiatives; the Company's ability to implement its business and acquisition strategy and to successfully integrate acquired companies into the Company; continued activity in the private label sector; the loss of significant customers; reduction in the level of retail inventories; product liability litigation and changes in governmental regulations.

      The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on the behalf of the Company and, therefore, investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot access the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

RESULTS OF OPERATIONS

Three Months Ended September 27, 1997 Versus Three Months Ended September 28, 1996:

      Net Sales - Net sales for the three months ended September 27, 1997 increased $0.2 million to $117.7 million from $117.5 million for the same quarter in fiscal 1996. Net sales of the Company's Feminine Care products increased $0.3 million, or 1%, versus the third quarter of 1996. Net sales of the Company's Sun Care products increased $1.4 million, or 19%, for the quarter while net sales of Infant Care products increased $2.8 million, or 9%, over the same period in 1996. The growth in both Sun Care and Infant Care is due to (i) successful new product launches, (ii) distribution gains, (iii) continued market share gains, and (iv) continued category growth. Additionally, versus the same period in 1996, Household Product net sales decreased $2.5 million, or 15%, due in part to a change in pricing strategy for Playtex gloves which resulted in lower net sales and the introduction of a new competitor in the carpet cleaning business. The Household Products group includes the Woolite rug and upholstery cleaning business and Playtex household latex gloves. Hair Care net sales, which represents 4% of the Company's total net sales, decreased 25% versus the third quarter of 1996.

      Gross Profit - Gross profit of $73.1 million for the third quarter of fiscal 1997 decreased by $0.2 million, or less than 1%, from the corresponding fiscal 1996 quarter. Period to period, gross margin decreased 0.2% to 62.2%. This decrease was attributable primarily to the change in the mix of products sold.

      Operating Earnings - Operating earnings for the three months ended September 27, 1997 of $24.1 million were $2.2 million, or 8%, lower than for the comparable period in fiscal 1996. The decrease in operating earnings was due primarily to lower gross margins and increased advertising and promotional spending.

      Interest Expense - Interest expense of $16.1 million for the third quarter of fiscal 1997 decreased less than $0.1 million versus the comparable quarter in 1996.

      Net Earnings Before Extraordinary loss - Earnings before extraordinary loss of $4.0 million for the third quarter of fiscal 1997 were $1.4 million, or 26%, lower than for the same quarter in fiscal 1996. The unfavorable variance resulted from the combined effect of the factors described above.

Nine Months Ended September 27, 1997 Versus Nine Months Ended September 28,
1996:

      Net Sales - Net sales for the nine months ended September 27, 1997 decreased $3.4 million, or 1%, to $389.0 million from $392.4 million for the same period in fiscal 1996. Net sales of the Company's Feminine Care products were down $24.4 million, or 14%, versus the first nine months of 1996. These results reflect: (i) heavy promotional activities in the first half of 1996 which were not repeated in the first half of 1997 and (ii) a strategic decision by management to reduce trade inventory levels, which had increased due to heavy trade promotional activity in prior periods. Net sales of the Company's Sun Care products increased $19.2 million, or 27%, for the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

nine month period while net sales of Infant Care products increased $11.7 million, or 14%, over the same period in 1996. The growth in both Sun Care and Infant Care is due to (i) successful new product launches, (ii) distribution gains, (iii) continued market share gains, and (iv) continued category growth. Additionally, versus the same period in 1996, Household Product net sales decreased $4.9 million, or 11%, due in part to a change in pricing strategy for Playtex gloves which resulted in lower reported net sales and the introduction of a new competitor in the carpet cleaning products business. Hair Care net sales, which represents 4% of the Company's total net sales, decreased 22% versus the first nine months of 1996.

      Gross Profit - Gross profit of $238.8 million for the first nine months of fiscal 1997 decreased by $3.9 million, or 2%, from the corresponding period in 1996. Period to period, gross margin decreased 0.5% to 61.4%. This decrease was attributable primarily to the mix of products sold.

      Operating Earnings - Operating earnings for the nine months ended September 27, 1997 of $81.1 million were $0.2 million higher than for the comparable period in fiscal 1996. The increase in operating earnings was due primarily to a 20% decrease in trade spending offset in part by lower gross margins, increased consumer and media spending, and marginally higher overhead costs.

      Interest Expense - Interest expense of $48.3 million decreased $0.8 million, or 2%, versus the same period in 1996 as a result of marginal reductions in the average long-term debt position and interest rates.

      Net Earnings Before Extraordinary Loss - Earnings before extraordinary loss of $17.4 million for the nine months ended September 27, 1997 were $0.5 million higher than for the same period in fiscal 1996. The favorable variance resulted from the combined effect of all the factors described above.

FINANCIAL CONDITION

      At September 27, 1997, the Company's working capital (current assets net of current liabilities) increased to $44.2 million from $6.5 million at December 28, 1996. The increase resulted from (i) an increase in accounts receivable of $6.3 million, principally due to an increase in sales in the third quarter of 1997 when compared with the fourth quarter of 1996, (ii) a decline in accounts payable of $23.4 million due primarily to the seasonal nature of the sun care season, and (iii) a decrease of $23.5 million in current maturities of long term debt, due to the 1997 Refinancing. These working capital increases were partly offset by (i) a $3.6 million increase in income taxes payable, primarily the result of the difference in the earnings in the third quarter of 1997 versus the fourth quarter of 1996 (ii) a $5.1 million increase in accrued expense due primarily to the seasonal increase in returns provision for Sun Care products, and all other working capital components decreased by $7.0 million.

      Long-term debt (including current portion) of $732.7 million at September 27, 1997 was $7.0 million lower than at December 28, 1996. The net decrease in long-term borrowings was

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

the result of favorable cash flow from operations offset in part by the fees and expenses associated with the 1997 Refinancing.

      The Company believes that it will generate sufficient cash flow from operations to be able to make the scheduled interest and principal payments under the 1997 Term Loan, the 1997 Senior Credit Facilities and interest payments on the 9% Notes and the Senior Notes; however the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Notes. Accordingly, the Company will have to either refinance its obligations with respect to the 9% Notes prior to maturity, sell assets or raise equity capital to repay the principal amount of the 9% Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on its financial and operating performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      Capital Expenditures for equipment and facility improvements were $8.2 million and $6.9 million for the nine months ended September 27, 1997 and September 28, 1996, respectively.

      The provisions of the 1997 Senior Credit Facilities require the Company to meet certain financial covenants and ratios and also include limitations or restrictions on: indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% Senior Subordinated Notes (the "9% Notes"), the Senior Notes and the 1997 Term Loan also contain certain restrictions and requirements. Under the terms of these agreements, payment of cash dividends on the common stock of the Company is restricted.

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

      As of the end of September 1997, there were approximately 10 pending Toxic Shock Syndrome ("TSS") claims relating to Playtex tampons, although additional claims may be made in the future.


Item  6.  Exhibits and Reports on Form 8-K

      a. Exhibits

         27 Financial Data Schedule

      b. Reports on Form 8-K

         None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         PLAYTEX PRODUCTS, INC.





Date:        November 10, 1997             By:      /s/Michael R. Gallagher
          -----------------------                 ---------------------------

                                                     Michael R. Gallagher
                                                    Chief Executive Officer




Date:        November 10, 1997             By:        /s/Michael F. Goss
          -----------------------                 ---------------------------

                                                        Michael F. Goss
                                                   Executive Vice President
                                                              and
                                                    Chief Financial Officer