Form 10-K405
period 1997-12-27
PLAYTEX PRODUCTS INC
filed 1998-03-27
CIK 842699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

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

                              300 Nyala Farms Road
                          Westport, Connecticut 06880
                    (Address of principal executive offices)

                        Telephone number: (203) 341-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------

   Common Stock, par value $.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Yes__X__ No_____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X].

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998 was $414,997,537 (based on the closing sale price of $14 5/8 on March 17, 1998 as reported by the New York Stock Exchange--Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

    At March 17, 1998, 60,274,051 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                                                           PART OF FORM 10-K
-----------------------------------------------------------------------------------------------  ---------------------
Portions of the registrant's Annual Report to Stockholders for the twelve months ended December
27, 1997 (the "Annual Report")(pages 3 through 48).............................................               II

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") for the 1998
Annual Meeting of Stockholders to be held on June 4, 1998, which will be filed with the
Securities and Exchange Commission within 120 days after the end of the registrant's fiscal
year ended December 27, 1997 pursuant to Regulation 14A........................................              III

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1.       Business.....................................................................................           5
Item 2.       Properties...................................................................................          14
Item 3.       Legal Proceedings............................................................................          15
Item 4.       Submission of Matters to a Vote of Security Holders..........................................          16

                                                        PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................          17
Item 6.       Selected Financial Data......................................................................          17
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          17
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk....................................          17
Item 8.       Financial Statements and Supplementary Data..................................................          17
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          18

                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................          18
Item 11.      Executive Compensation.......................................................................          18
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          18
Item 13.      Certain Relationships and Related Transactions...............................................          18

                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K...............................          18

                                                                                                                     22
              Signatures

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
  SECURITIES
  LITIGATION REFORM ACT OF 1995

    Certain statements in this document may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: price and product changes and promotional activity by competitors, timing of technological advances and new product initiatives by the Company and its competitors, acceptance by consumers of new replacement products, continued activity in the private label sector, the loss of a significant customer, product liability litigation, integration of acquisitions and changes in governmental regulation.

ITEM 1. BUSINESS

A. HISTORY

    The Playtex businesses were founded in 1932 under the name International Latex Company and operated for many years prior to 1986 under the name International Playtex, Inc. ("IPI"). In the mid-1950's, using the latex technology developed for the manufacture of girdles, IPI began to market household gloves, the first of many products to constitute its Family Products division. Through the marketing of gloves, the addition of disposable nursers in the mid-1960's, and the acquisition in 1967 and subsequent expansion of its tampon manufacturing business, Playtex established a major presence in the drug store, supermarket and mass merchandise channels of distribution.

    In 1986, IPI was the subject of a management leveraged buyout and, in 1988, the Company, which was formed by certain management investors and The Thomas H. Lee Company, acquired the Family Products business from Playtex Holdings, Inc. ("PHI"), the successor to IPI. Concurrently, Playtex Apparel, Inc. ("Apparel"), which manufactured woman's intimate apparel, was divested to a partnership owned by operating management of that business. In November 1991, Apparel was sold to Sara Lee Corporation ("Sara Lee"). There is no longer any corporate relationship between the Company and Sara Lee or Apparel, except that the Company and Apparel each own 50% of the stock of Playtex Marketing Corporation ("Playtex Marketing"), which owns the Playtex-Registered Trademark- and Living-Registered Trademark- trademarks and licenses them on a royalty-free basis in perpetuity to the Company.

    In December 1992, the Company acquired, for $5 million, a 22% common equity interest in Banana Boat Holding Corporation ("BBH") in conjunction with the acquisition by BBH's wholly-owned subsidiary, Sun Pharmaceuticals Corp. ("Sun"), of the assets and certain liabilities of Sun Pharmaceuticals, Ltd. BBH was controlled by Thomas H. Lee Equity Partners, L.P. and other affiliates and employees of the Thomas H. Lee Company. Sun manufactured and marketed a line of sun and skin care products in the United States and abroad under the Banana Boat-Registered Trademark- trademark. Concurrently with its acquisition of the equity interest in BBH, the Company entered into a distribution agreement with Sun under which it began to distribute BANANA BOAT sun and skin care products for Sun from November 1993 to October 1995.

    In February 1995, the Company acquired the assets of the Woolite-Registered Trademark- Rug and Upholstery Cleaning Products ("WOOLITE") from Reckitt & Coleman PLC under an exclusive, royalty-free trademark license in perpetuity in the United States and Canada.

    On June 6, 1995, the Company sold, for an aggregate purchase price of $180.0 million, 20 million shares of Common Stock at a price of $9.00 per share (the "Investment") to HWH Capital Partners, L.P., HWH Valentine Partners, L.P., and HWH Surplus Valentine Partners, L.P. (collectively, the "Investors"), each a Delaware limited partnership managed by Haas Wheat & Partners Incorporated, pursuant to a Stock Purchase Agreement, dated as of March 17, 1995, between the Company and the Investors (the "Stock Purchase Agreement"). The Investors' shares constituted approximately 40% of the Company's outstanding Common Stock at the time of the Investment and designees of the Investors were elected by the Company's stockholders as a simple majority of the Board of Directors. Concurrent with the Investment, the Company entered into a new bank credit agreement and, together with the Investment, the net proceeds were used by the Company to refinance all outstanding borrowings under the Company's prior credit agreement.

    On October 31, 1995, the Company and BBA Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company, acquired all issued and outstanding common shares of BBH not previously owned by the Company (the "BBH Acquisition"). Following the BBH Acquisition, the Company's equity ownership of BBH increased from 22% to 100% and the Company's interest in the operating profits from the sale of BANANA BOAT products increased to 100%. Concurrent with the BBH Acquisition, the distribution agreement between the Company and BBH was terminated. On March 22, 1996, BBH was merged with and into Sun, with Sun being the surviving corporation.

    On July 21, 1997, the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the prior credit agreement. The 1997 Refinancing included: (i) the issuance of $150.0 million principal amount of 8 7/8% unsecured senior notes due July 15, 2004 (the "Senior Notes"), (ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities (the "1997 Senior Secured Credit Facilities") in an aggregate amount of $170.0 million comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan"). The 1997 Term Loan provides for quarterly principal repayments of $375,000 from September 15, 1997 through June 15, 2003 and a payment of $141.0 million on September 15, 2003. The 1997 Revolving Credit Facility will mature on June 15, 2003 and commitments thereunder are automatically and permanently reduced by $5.0 million on December 15, 2000 and June 15, 2001, $7.0 million on December 15, 2001 and June 15, 2002, and $8.0 million on December 15, 2002 and June 15, 2003. The 1997 Term A Loan will require reduction in commitment amounts of $1.4 million in fiscal 1999, $7.6 million in fiscal 2000, $15.1 million in fiscal 2001, $19.9 million in fiscal 2002, and $11.0 million in fiscal 2003.

RECENT ACQUISITIONS

    On January 6, 1998, the Company acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. Carewell manufactures and markets the Dentax-Registered Trademark- line of toothbrushes, toothpaste, and dental floss for distribution through food stores, drug chains, and mass merchandisers. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, will be accounted for as a purchase.

    On January 26, 1998, the Company acquired certain tangible and intangible assets related to the Binky-Registered Trademark- pacifier business ("BINKY") from Binky-Griptight, Inc. for approximately $1.2 million in cash and the issuance of a $0.5 million note due July 27,1998. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, will be accounted for as a purchase.

    On January 28, 1998, the Company acquired Personal Care Holdings, Inc. ("PCH") for approximately $91 million in cash and 9,257,345 shares of Common Stock. PCH manufactures and markets a number of leading consumer product brands, including Wet Ones-Registered Trademark- pre-moistened towelettes, Chubs-Registered Trademark- baby wipes, Ogilvie-Registered Trademark- home permanent products, Binaca-Registered Trademark- breath spray and drops, Mr. Bubble-Registered Trademark- childrens bubble bath products, Diaparene-Registered Trademark- infant care products,
Tussy-Registered Trademark- deodorants, Dorothy Gray-Registered Trademark- skin care products and Better Off-Registered Trademark- depilatories. In connection with the PCH acquisition, the Company increased its borrowing capacity under the 1997 Term Loan by $100 million and used this to finance the cash portion of the consideration paid for PCH. The acquisition will be accounted for as a purchase.

B. EXECUTIVE OFFICERS OF REGISTRANT

    Listed below are the executive officers of the Company as of March 17, 1998. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. The following information is furnished with respect to each of the executive officers of the Company, each of which is elected by and serves at the pleasure of the Board of Directors. Ages are shown as of March 17, 1998.

NAME                             AGE                                         POSITION
---------------------------      ---      ------------------------------------------------------------------------------
Michael R. Gallagher                 52   Chief Executive Officer and Director
Michael F. Goss                      38   Executive Vice President, Chief Financial Officer and Director
Richard G. Powers                    52   President, Personal Products Division
Max R. Recone                        42   President, Consumer Products Division
James S. Cook                        46   Senior Vice President, Operations
Irwin S. Butensky, Ph.D.             62   Senior Vice President, Research and Development
John D. Leahy                        44   Senior Vice President, Corporate Sales / International
Paul E. Yestrumskas                  46   Vice President, General Counsel and Secretary

    MICHAEL R. GALLAGHER has been the Chief Executive Officer and a Director of the Company since 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC ("R&C") from 1994 to 1995. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994. From 1984 to 1988, Mr. Gallagher held various executive positions with the Lehn & Fink Group of Sterling Drug. From 1982 to 1984, he was Corporate Vice President and General Manager of the Household Products Division of The Clorox Company ("Clorox"). Prior to that, Mr. Gallagher had various marketing and general management assignments with Clorox and with Procter & Gamble. He is presently a director of Fleet Bank N.A. and the Grocery Manufacturers Association.

    MICHAEL F. GOSS has been Executive Vice President and Chief Financial Officer of the Company since December 1994. He has served as a Director of the Company since 1995. From 1992 to 1994, Mr. Goss was Treasurer and Vice President--Corporate Development of Oak Industries, Inc. ("Oak") an electronic components company. From 1990 to 1992, he was Director of Financial Planning for Oak.

    RICHARD G. POWERS has been the President of the Personal Products Division of the Company since 1996. Prior to joining the Company, Mr. Powers was President of R&C's North American Personal Products Division. From 1992 to 1995, he was Vice President of Sales for R&C, and from 1990 to 1992 he was Vice President of Marketing for R&C's Durkee-French Foods Division. From 1973 to 1990, Mr. Powers held various positions in marketing and general management at General Foods Corp.

    MAX R. RECONE has been the President of the Consumer Products Division of the Company since March 1996. From 1995 to 1996, he was Vice President and Business Manager for Sun Care, Hair Care and Household Products. From 1993 to 1995, he served as Vice President--Banana Boat. From 1992 to 1993, he was Vice President--Sales of the Company. From 1990 to 1992, Mr. Recone served as Vice President/ General Manager of Playtex Limited, the Company's Canadian subsidiary.

    JAMES S. COOK has been Senior Vice President, Operations of the Company since 1991. From 1990 to 1991, he was Vice President, Dover Operations of the Company. From 1988 to 1990, he was Vice President of Distribution, Logistics & MIS of the Company. From 1982 to 1988, Mr. Cook held various senior level positions in manufacturing and distribution with the Company. From 1974 to 1982, he held various manufacturing and engineering positions at Procter & Gamble.

    IRWIN S. BUTENSKY, PH.D. has been Senior Vice President, Research and Development since 1990. From 1979 to 1990 he was Vice President of Research & Development for the Company. From 1967 to 1979, Dr. Butensky held several senior technical positions at Richardson-Vicks, Inc., his last being Director of Dermatology Research.

    JOHN D. LEAHY has been Senior Vice President, Corporate Sales / International since January 1998. From 1996 until January 1998 he was Vice President of Corporate Sales / International. From 1993 to 1996 he was Vice President of Sales for the Company. From 1982 to 1993, Mr. Leahy held various sales positions with the Company.

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

C. GENERAL

    The Company is a leading manufacturer and marketer of a diversified line of well recognized branded consumer products, including PLAYTEX tampons, Playtex infant care products, BANANA BOAT sun care products, PLAYTEX household latex gloves and WOOLITE rug and upholstery cleaning products. In 1997, approximately 94% of the Company's net sales were derived from the sale of products in which it holds the number one or two market share position. Since 1994, the Company has leveraged its brand name recognition, stable market position and strong distribution network to grow its Infant Care and Sun Care businesses, both of which have experienced rapid growth in market share and net sales.

    Net sales by classes of similar products to unaffiliated customers for the five most recent fiscal years are as follows (in millions):

                                                           TWELVE MONTHS ENDED DECEMBER
                                               -----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                               ---------  ---------  ---------  ---------  ---------
Feminine Care................................  $   201.5  $   225.5  $   243.6  $   257.1  $   244.5
Infant Care..................................      124.0      109.5       87.6       77.9       74.7
Sun Care.....................................       95.7       73.3       50.3       48.9        1.9
Household Products...........................       55.3       60.5       57.3       32.5       28.8
Personal Grooming............................       24.1       29.9       44.8       56.9       60.0
                                               ---------  ---------  ---------  ---------  ---------

    Total....................................  $   500.6  $   498.7  $   483.6  $   473.3  $   409.9
                                               ---------  ---------  ---------  ---------  ---------

D. PRODUCTS

    The following discussion about the Company's products focus on those brands which were a part of the Company's product portfolio as of December 27, 1997. As such, the brands acquired in the Carewell, Binky, and PCH acquisitions (see Recent Acquisitions) have not been included with the Company's discussion of 1997 results for its core brands. However, a new section titled, Newly Acquired Brands has been included to help facilitate the understanding of the addition of these brands to the Playtex portfolio. All references to market share and market share data are for the twelve month periods indicated and were obtained from the ACNielsen Corporation.

    FEMININE CARE. The Company's largest-selling brand is PLAYTEX tampons, which in 1997 accounted for approximately 40% of the Company's net sales. For over 20 years, PLAYTEX tampons have been the second largest-selling tampon brand in the United States.

    Tampons represented approximately 40% of the U.S. feminine sanitary protection market in 1997 and accounted for approximately $785 million in retail sales. Since 1992, the tampon market has grown at a compound annual rate of 2% in dollar terms and 3% in unit terms. Company research indicates that brand loyalty rates in the tampon category are high relative to other consumer product categories. The research further suggests that women generally develop brand preferences during their adolescent years and early twenties and are likely to maintain a high degree of brand loyalty over time.

    Playtex has two major product lines in the Feminine Care business: plastic applicator tampons and cardboard applicator tampons. The plastic applicator business represented 89% of the Playtex branded domestic tampon business in 1997 and is comprised of three product offerings: Gentle Glide-Registered Trademark-, Playtex's original plastic tampon; Soft Comfort-Registered Trademark-, with an applicator made of a soft material designed to improve comfort; and Slimfits-Registered Trademark-, a new line of tampons introduced in late 1996, developed for the first-time tampon user. The Silk Glide-Registered Trademark-brand is Playtex's line of cardboard applicator tampons. This product line features a rounded-tip cardboard applicator and a unique surface coating that provides the consumer with a quality product in the cardboard applicator segment of the tampon market.

    The Company's dollar market share of the domestic tampon market declined from 29% in 1994 to 26% in 1997 as a result of heavy promotional activity by Tambrands in 1995 and early 1996 as Tambrands management sought to accelerate category growth and increase its market share. As competitors (including the Company) responded with their own promotional activities, average retail selling prices in the category declined, and retail and consumer inventories grew. In the second half of 1996, the retail price environment stabilized, and since the fourth quarter of 1996, average retail selling prices for both the category and the Company have increased.

    During the eighteen month period from July 1996 through December 1997, the Company's market share was relatively stable, ranging between 25% and 26% in dollar terms. However, the Company's shipments to retailers in the first half of 1997 were negatively impacted by the high retail inventories created by earlier price-oriented promotional activity and by management's strategic decision to reduce these excess inventories by curtailing the off-price programs. During the first half of 1997, dollar shipments of Feminine Care products fell 22% versus the prior year. During the same period in 1997, retail sales of the Company's products exceeded the Company's shipments by 90 million tampons, indicating that retailers reduced their inventories of Playtex tampons by approximately six weeks worth of sales.

    The Company believes that trade inventories returned to more normal levels by mid-year 1997 given that: 1) dollar shipments in the second half of 1997 were even with the same period in 1996 and 30% higher than dollar shipments in the first half of 1997, and 2) shipments and retail sales in the second half of 1997 were in greater balance with one another. Furthermore, retail sales of PLAYTEX tampons in the second half of 1997 increased 12% over the same period in 1996, the result of both higher market shares and overall category growth.

    Management's strategy with respect to the Feminine Care business is to maintain its market share at current levels and increase net sales in line with growth in the category. The Company intends to continue shifting its marketing resources into more consumer-driven, brand-building activities such as advertising and product improvement to preserve the brand's premium price position and maximize cash flow from the business.

    The introductions of SLIMFITS in late 1996 and Odor Absorbing GENTLE GLIDE in late 1997 are examples of Playtex's innovative product development and new advertising and promotional strategies. SLIMFITS were developed to appeal to a key segment of the tampon market: young teens. SLIMFITS have a softer and more narrow plastic applicator providing for greater comfort. The Company believes that SLIMFITS will build its business by encouraging young women to use tampons rather than pads at an earlier age, and by developing brand loyalty for PLAYTEX tampons at a time when lifelong preferences are being formed. Odor Absorbing GENTLE GLIDE tampons are plastic applicator tampons with an all natural material in the tampons that absorb odors without the use of a fragrance or deodorant. This product is designed to appeal to a large group of women who are concerned with odor protection yet reluctant to use a fragranced tampon.

    INFANT CARE. The Company's second largest business is Infant Care, which is comprised of the PLAYTEX disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. In 1997, Infant Care accounted for 25% of the Company's total net sales. The Company's dollar market share in infant feeding was 39% in 1997, which increased from 30% in 1995 and 36% in 1996. The Company is particularly strong in both the disposable feeding and the infant cup segments with 1997 dollar market shares of 75% and 72%, respectively.

    The PLAYTEX disposable feeding system, introduced in 1960, was the first disposable system on the market. Since that time, Playtex has provided innovative product improvements as a healthy alternative to breast feeding. In 1996, Playtex continued to lead innovation in this category with its Drop-Ins-Registered Trademark- ready-formed disposable bottle. Since its introduction in 1996, DROP-INS have steadily increased its market share in the disposable feeding category.

    In 1994, Playtex introduced the Spill-Proof-TM- cup. The domestic infant cup segment of the infant feeding category has almost doubled since this introduction. Sales of the popular 6-ounce version and a larger 9-ounce size have increased the Company's dollar market share in the infant cup segment from 29% in 1994 to 72% in 1997. In 1996, the Company introduced another innovative cup to the market, the QuickStraw-Registered Trademark- bottle. This product, which is focused on the older child, has a sliding cap that hides a retractable straw and extends the age range of the children who use Playtex cups and bottles.

    In the fourth quarter of 1997, the Company introduced new products in each of its major infant care segments. In the disposable feeding segment, the Company launched a 4 ounce version of its DROP-INS ready-formed disposable bottle along with a proprietary DROP-INS holder and two new disposable nipples. In the cup segment, the Company introduced the CoolStraw-TM- cup, an insulated version of the QUICKSTRAW cup introduced in 1996. In the pacifier segment, the Company introduced a one-piece silicone pacifier under the trademark Safe'N Sure-TM-. Also in late 1997, the Company introduced a new hard bottle feeding system called Avance-TM-. Unlike conventional hard bottles which are vented near the nipple, this system incorporates a patented air vent on the bottom of the bottle that eliminates air bubbles that form near the nipples of conventional bottles as babies feed. In addition, the bottom of the bottle can be unscrewed from the body of the bottle for easier and more effective cleaning.

    The Company's carefully designed message of quality, health and convenience is delivered in a variety of ways including a professional sampling and advertising program targeting pediatricians and pediatric nurses. Programs directed to new mothers include distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals and at home.

    SUN CARE. The Company's Sun Care business, which accounted for 19% of 1997 net sales, consists of an extensive line of sun care products designed for specific uses, such as sun protection in sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. The Company also sells a variety of BANANA BOAT skin care products, including sunless tanning lotion, after-sun products, moisturizers and skin treatment formulas containing additives such as Vitamin E and aloe vera gel. For 1997, the Company's Sun Care products had a 20% unit market share, compared to an approximate 12% unit market share in 1992 prior to the Company's involvement with the product line.

    Since 1992, the Sun Care category has grown at a compound annual rate in excess of 6%. The Company believes the growth prospects for the sun care market are favorable as a result of increasing consumer awareness of the need for sunscreen protection and consumers' desire for sun care products targeted towards their specific age and needs.

    Consistent with this trend, the Company has embarked on an aggressive strategy to introduce new products. For the 1997 sun care season, the Company launched 21 new product offerings targeted at clearly defined segments of the sun care market. Among the new BANANA BOAT products were Tan
Express-Registered Trademark-, Action Sport-TM- spray gel, oil free lotion and Bite Block-Registered Trademark-. The Company believes that one of its most promising recent introductions is the BioSun-Registered Trademark- sun care line, positioned for today's active, health-conscious consumer. BIOSUN, a premium product line tested by dermatologists and recommended by The Skin Cancer Foundation, was formulated to provide long-lasting protection. The brand has gained visibility due, in part, to an educational program specifically targeted to the medical community, especially dermatologists.

    In late 1997, the Company launched several additional products for each of the BANANA BOAT and BIOSUN product lines. In BANANA BOAT, the Company introduced a line of trigger spray products under the QuikBlok-TM- trademark, a pump spray in its Active Kids line, and several additional TAN EXPRESS products with small amounts of SPF. In its BioSun line, the Company launched a pump spray along with a clear gel sunscreen.

    The Company focuses on a number of different distribution outlets to deliver its sun care products to the consumer. BANANA BOAT is particularly strong with mass merchandisers among whom the brand held a 25% unit market share for 1997. Another valuable part of the focused sales effort for Sun Care products is the use of more than 35 vans to call upon key outlets in the southern and coastal areas of the country. This ensures product availability and selection in the key locations during the prime sun care buying season. The van operators manage product inventory at the store level, invoice customers and transmit key marketing data to the Company through a network of hand-held computers. This technology and the information it supplies provide the Company with a competitive advantage relative to its smaller competitors.

    Industry convention and the seasonal nature of the sun care business requires that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the season. To better reflect the impact of potential returns, the Company provides for estimated returns in its reported operating results as sales are made throughout the year.

    HOUSEHOLD PRODUCTS. Playtex competes in two segments of the Household Products category: household latex gloves and rug and upholstery cleaning products. These products accounted for 11% of the Company's net sales in 1997.

    Since the Company introduced the first household latex glove in the U.S. in 1954, PLAYTEX gloves have held the number one market share. The Company's leadership position continued in 1997 with a 39% unit market share of this category, up for the third consecutive year from 32% in 1994. Playtex's nationally recognized brand name, based upon its reputation for superior quality, durability and protection, provides a strong competitive advantage as the Company's primary competition is from private label and regional brands. The non-disposable household latex glove market had retail sales of approximately $82 million in 1997.

    In February 1995, Playtex acquired the assets of the WOOLITE rug and upholstery cleaning products business for $20 million. WOOLITE is the number two rug and upholstery cleaning product with a 17% unit market share in 1997. Playtex acquired this product line because of its: (i) strong brand name; (ii) number two position in a growing category; (iii) distribution alongside gloves in food stores, drug chains and mass merchandisers; and (iv) opportunity for line extensions and more effective marketing programs. Since acquiring the brand in 1995, the Company has introduced new, distinctive packaging to enhance communication of the product attributes to the consumer, an improved Pet Stain spray in 1996, a new foam Pet Carpet Cleaner in early 1997, and a new liquid carpet cleaning product called Stain Solutions-TM- in early 1998.

    PERSONAL GROOMING. The Company's Personal Grooming business consists of Jhirmack-Registered Trademark- hair care products and Tek-Registered Trademark-toothbrushes. In 1997, these products contributed approximately 5% of the Company's net sales.

    NEWLY ACQUIRED BRANDS. In January 1998, the Company acquired a number of well-known brands that assimilate well into existing sales and distribution systems. The new products should result in a more strategically-balanced product mix, decreasing the relative size of the Feminine Care business as a percent of total revenue. In Infant Care, the Company added CHUBS baby wipes, WET ONES hands and face towelettes, MR. BUBBLE bubble bath products, BINKY pacificers and DIAPARENE skin care products for babies. In Personal Grooming, the Company expanded it's line of oral care products with the addition of BINACA breath sprays and drops and the DENTAX line of toothbrushes, toothpaste and dental floss. Additionally, the Company added OGILVIE home permanent products, TUSSY deodorants, DOROTHY GRAY skin care products and BETTER OFF depilatories to the Personal Grooming category.

E. MARKETING

    The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were $114.3 million, $119.4 million and $117.6 million, in 1997, 1996 and 1995, respectively. As part of the Company's strategic shift to a more consumer driven marketing strategy, the Company has shifted a greater percentage of its spending to brand-building activities, such as advertising and sampling programs, and has decreased price-oriented trade spending.

    The Company believes it is responsible for, and will benefit from, the building and development of the markets in which it competes. As a result, the Company is also aggressively developing category management programs--the process of working with retailers to increase product category sales and profitability through analysis of consumer buying habits and improved merchandising techniques.

F. COMPETITION

    The markets for the Company's principal products are highly competitive. They are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. The Company competes primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotion.

    The Company's competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources and less leverage than the Company. The Company's major competitor in the tampon market is Procter & Gamble, which acquired Tambrands, the manufacturer and distributor of TAMPAX in July 1997. TAMPAX had a 49% market share in 1997. Other key competitors in the tampon market include Kimberly-Clark Corporation, Johnson & Johnson and various private label suppliers. The Company believes that the market for consumer products will continue to be highly competitive.

G. REGULATION

    Government regulation has not materially restricted or impeded the Company's operations. Certain of the Company's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. The Company is also subject to regulation by the Federal Trade Commission with respect to the content of its advertising, its trade practices and other matters. The Company is subject to regulation by the United States Food and Drug Administration in connection with its manufacture and sale of tampons. (See Legal Proceedings).

H. DISTRIBUTION

    The Company sells its products through direct sales personnel of approximately 141 people, independent food brokers and by exclusive distributors. Independent food brokers supplement the direct sales force in the food class of trade, primarily by providing more effective coverage at the store level. In 1997, mass merchandisers and other outlets, supermarkets, and drug stores accounted for 45%, 36% and 19%, respectively, of the Company's net sales. In recent years, sales through mass merchandisers and price clubs, as a percentage of total sales, have increased at the expense of drug stores, while sales through supermarkets have remained generally constant.

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

    During 1996, Playtex restructured its domestic sales force into two separate organizations: the Consumer Products Division for Sun Care, Household Products and Personal Grooming, and the Personal Products Division for Feminine Care and Infant Care Products. This new structure allows the Company's sales forces to focus more effectively on individual product lines and the Company's category management initiatives, which the Company anticipates will allow for a more effective and efficient integration of newly acquired brands through its existing distribution network.

I. RESEARCH AND DEVELOPMENT

    The Company maintains ongoing research and development programs in Paramus, New Jersey. Approximately 69 employees are engaged in these programs, for which expenditures were $8.0 million, $7.3 million, and $6.5 million in 1997, 1996 and 1995, respectively.

J. TRADEMARKS AND PATENTS

    The Company has proprietary rights to a number of trademarks important to its businesses, such as PLAYTEX, GENTLE GLIDE, SILK GLIDE, SLIMFITS, LIVING, HANDSAVER, EASY-FEED, DROP-INS, SPILL-PROOF, MOST LIKE MOTHER, NATURAL ACTION, QUICKSTRAW, COOLSTRAW, AVANCE, JHIRMACK, BANANA BOAT, GET ON THE BOAT, TAN EXPRESS, BIOSUN, QUIKBLOK and TEK. The PLAYTEX and LIVING trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. The Company and Apparel each have licenses from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis; Apparel's license is for apparel and apparel-related products, and the Company's license is for all other products. In all other countries, Apparel retains title to the PLAYTEX and LIVING trademarks, subject to a perpetual, royalty-free license to the Company to use such trademarks for all products other than apparel products. The Company also owns a royalty-free license in perpetuity to the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

    The Company also owns various patents related to certain products and their method of manufacture, including patents for the tampon wrap material, the assembly of the compact tampon, the tampon inserter, the baby nurser holder, the configuration of certain baby pacifiers, nipples, caps, and cups and formulations for certain sun care and hair care products. The patents expire at varying times, ranging from 1998 to 2014. The Company also has pending patent applications for various products and methods of manufacture relating to its tampon, nurser and toothbrush businesses. While the Company considers its patents to be important to its business, it believes that the success of its products is more dependent upon the quality of these products and the effectiveness of its marketing programs. No single patent is material to the business of the Company.

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

L. CUSTOMERS AND BACKLOG

    No single customer or affiliated group of customers represents 10% or more of the Company's sales over the past three years, except for Wal-Mart Stores, Inc. ("Wal-Mart") which represented approximately 20% in 1997, 18% in 1996, and 17% in 1995. For each of such periods, net sales to the Company's next three largest customers represented in the aggregate approximately 14% in 1997, 12% in 1996, and 12% in 1995 of the total net sales of the Company. The loss of sales to Wal-Mart could have a material adverse effect on the business and operations of the Company. In accordance with industry practice, the Company grants credit to its customers at the time of purchase. In addition, the Company grants extended payment terms to new customers and for the initial sales of introductory products and product line extensions, and it grants extended terms on its Sun Care products due to industry convention and the seasonal nature of this business.

    The Company's policy is not to accept returned goods, except for Sun Care products, which are seasonal in nature. Exceptions to this policy are authorized by management of the sales organization. Returns result primarily from Sun Care seasonal products, damage and shipping discrepancies and generally are not material to the total net sales of the Company.

    Because of the short period between order and shipment dates (generally less than one month) for most of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. EMPLOYEES AND LABOR RELATIONS

    The Company's worldwide workforce consisted of approximately 1,640 employees as of December 27, 1997, of whom 167 were located outside the United States, primarily in Canada. Of the United States facilities, only the operation at Watervliet, New York, has union representation; it is organized by The Brush Workers Union Local No. 20466 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered 180 workers at December 27, 1997 and expires on June 24, 2000. The Company believes that its labor relations are satisfactory and no material labor cost increases are anticipated.

N. ENVIRONMENTAL

    The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year or for 1999. (See Legal Proceedings).

ITEM 2. PROPERTIES

    The principal executive offices of the Company are located at 300 Nyala Farms Road, Westport, Connecticut 06880 and are occupied pursuant to a lease which expires in 2004. The Company operates manufacturing and distribution facilities in Dover, Delaware; Watervliet, New York; and Arnprior and Malton, Canada. The Company maintains a research and development facility in Paramus, New Jersey, which is leased on a month-to-month basis. The Company operates two facilities in Canada. The Arnprior facility, primarily a warehouse and assembly operation, is owned by the Company. The Malton facility, a warehouse and office site, is leased from Apparel. This lease expires in 2004. In May 1997, the Company signed an agreement to lease certain office space located in Allendale, New Jersey. This facility contains 43,500 square feet and will house the Company's Research and Development group. This new lease has a term of 15 years with two five-year renewal options. The Paramus facility noted in the table below, will be vacated when construction of the Allandale facility is completed. For 1997, the Company's average utilization rate of manufacturing capacity was an estimated 82%.

    The following table sets forth the principal properties of the Company as of December 27, 1997, which are located in six states, Puerto Rico and Canada:

                                                                        NUMBER OF       ESTIMATED
FACILITIES OWNED                                                       FACILITIES     SQUARE FOOTAGE
-------------------------------------------------------------------  ---------------  --------------
  MANUFACTURING/OFFICE/DISTRIBUTION/ WAREHOUSE
      Dover, DE....................................................             3          710,000
      Watervliet, NY...............................................             1          159,600
      Arnprior, Canada.............................................             1           91,800

FACILITIES LEASED
-------------------------------------------------------------------
 OFFICE/DISTRIBUTION/WAREHOUSE
      Dover, DE....................................................             5          324,000
      Malton, Canada...............................................             1           72,800
      Westport, CT.................................................             1           41,700
      Paramus, NJ..................................................             1           33,000
      Guaynabo, PR.................................................             1           15,700
      Orlando, FL..................................................             1           10,400
      Spokane, WA..................................................             1            8,400

    As a result of the acquisition of PCH in January 1998, the Company now owns and operates a 54,400 square foot manufacturing facility located in Sidney, Ohio. In addition, as a result of the acquisition, the Company acquired leases for three additional manufacturing and warehousing locations in Sidney, Ohio totaling 227,200 square feet and office space in a single building totaling 19,500 square feet in Montvale, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

    Beginning in 1980, studies were published leading to the hypothesis that tampons are associated with Toxic Shock Syndrome ("TSS"). Since 1980, numerous claims have been filed against manufacturers of tampons, a small percentage of which have been litigated to conclusion.

    The number of TSS claims relating to PLAYTEX tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to PLAYTEX tampons. As of the end of February 1998, there were approximately 12 pending claims, although additional claims may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, the Company is self-insured and bears the costs of defending those claims, including settlements and trials. Effective December 1, 1995, the Company obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence/$4.0 million in the aggregate, on claims occurring on or after December 1, 1995.

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

    The Company is a defendant in various other legal proceedings, claims and investigations which arise in the normal course of business. In the opinion of Management, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    The Company is subject to regulation by the United States Food and Drug Administration in connection with its manufacture and sale of tampons.

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has two classes of authorized stock: (a) Common Stock, par value $.01 per share, and (b) up to 50,000,000 shares of preferred stock, par value $.01 per share. Of 100,000,000 shares of Common Stock authorized, 60,274,051 shares were issued and outstanding as of March 17, 1998. There were 406 holders of record of the Company's Common Stock on that date. The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PYX." As of March 17, 1998, the Company had not issued any shares of preferred stock. No cash dividends have ever been paid on the Common Stock, and the Company is restricted from paying dividends on the Common Stock by the terms of the 1997 Term Loan, the Senior Secured Credit Facilities and the indentures governing the Senior Subordinated Notes, and the Senior Notes.

    The following table sets forth the high and low sale price per share of the Common Stock during the fiscal years ended December 27, 1997 and December 28, 1996 as reported by the New York Stock Exchange--Composite Transactions:

                                  FIRST  SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER
Fiscal 1997                      QUARTER
-------------------------       ---------
                                             -------    ----------------
                                                                            -------
High.....................       $11 3/4      $11 1/2         $10 1/4         $11
Low......................       7 7/8          9               8 13/16         9


Fiscal 1996
-------------------------
High.....................       8 5/8         10 3/8           9 1/2           9 1/2
Low......................       6 5/8          7 1/8           7 1/2           7 1/8

ITEM 6. SELECTED FINANCIAL DATA

    The response to this Item is incorporated by reference to the information in the section entitled "Selected Financial Data" of the Company's 1997 Annual Report to Stockholders (included as Exhibit 13 to this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The response to this Item is incorporated by reference to the information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Stockholders (included as Exhibit 13 to this Annual Report on Form 10-K).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has interest rate risk associated with variable rate indebtedness. From time to time, the Company utilizes off-balance sheet financial instruments to manage market risks associated with fluctuations in interest rates. It is the Company's policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Company policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts which intentionally increase the Company's underlying exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item is incorporated by reference to the information under the captions "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated

Financial Statements", "Independent Auditors' Report", and "Report of Management" of the Company's 1997 Annual Report to Stockholders (included as
Exhibit 13 to this Annual Report on Form 10-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this Item is incorporated by reference to the information in the section entitled "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this Item is incorporated by reference to the information in the section entitled "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this Item is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this Item is incorporated by reference to the information in the section entitled "Certain Transactions" and "Executive Compensation - Arrangements with Former Chief Executive Officer" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (A) FINANCIAL STATEMENTS

    (A)(1) The following Consolidated Financial Statements and related Notes of the Company are incorporated herein by reference to the Company's 1997 Annual Report to Stockholders and the Independent Auditors' Report (included as Exhibit 13 to this Annual Report on Form 10-K):

Independent Auditors' Report

Consolidated Balance Sheets as of December 27, 1997 and December 28, 1996

Consolidated Statements of Operations for the twelve months ended December 27, 1997,
  December 28, 1996 and December 30, 1995

Consolidated Statements of Changes in Stockholders' Equity for the twelve months ended
  December 27, 1997, December 28, 1996 and December 30, 1995

Consolidated Statements of Cash Flows for the twelve months ended December 27, 1997,
  December 28, 1996 and December 30, 1995

Notes to Consolidated Financial Statements

    (A) (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of the Company as set forth below is filed with this Annual Report on Form 10-K:

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report on Schedule...................................................................          20
Schedule VIII--Valuation and Qualifying Accounts...........................................................          21

    All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

    (A) (3) EXHIBITS

    See Exhibit Index on Pages X-1 to X-7 for exhibits filed with this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K

    A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on December 24, 1997. The Company announced that it had reached a definitive agreement to acquire Personal Care Group, Inc. There were no financial statements filed with the Form 8-K.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
Playtex Products, Inc.:

    Under date of February 5, 1998, we reported on the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the twelve months ended December 27, 1997, December 28, 1996 and December 30, 1995, as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the twelve months ended December 27, 1997, December 28, 1996, and December 30, 1995, as listed in Item 14(a)(2) of the Annual Report on Form 10-K for the fiscal year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/ KPMG Peat Marwick LLP

Stamford, Connecticut

February 5, 1998

                             PLAYTEX PRODUCTS, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

TWELVE MONTHS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

                                 (IN THOUSANDS)

                                                                 BALANCE AT    ADDITIONS                      BALANCE
                                                                  BEGINNING   CHARGED TO                      AT END
                                                                  OF PERIOD     INCOME     DEDUCTIONS (1)    OF PERIOD
                                                                 -----------  -----------  ---------------  -----------
Receivables:
  Allowance for doubtful accounts

  December 30, 1995............................................   $  (2,346)   $    (449)     $     753      $  (2,042)
  December 28, 1996............................................   $  (2,042)   $    (325)     $     609      $  (1,758)
  December 27, 1997............................................   $  (1,758)   $     (64)     $     153      $  (1,669)

------------------------

(1) - Represents accounts written-off.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PLAYTEX PRODUCTS, INC.

                                By:           /s/ MICHAEL R. GALLAGHER
                                     -----------------------------------------
                                                Michael R. Gallagher
                                              CHIEF EXECUTIVE OFFICER

March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of March 1998.

          SIGNATURES                      TITLE
------------------------------  --------------------------

      /s/ ROBERT B. HAAS
------------------------------  Chairman of the Board and
        Robert B. Haas            Director

   /s/ MICHAEL R. GALLAGHER
------------------------------  Chief Executive Officer
     Michael R. Gallagher         and Director

                                Executive Vice President,
     /s/ MICHAEL F. GOSS          Chief Financial Officer
------------------------------    and Director (Principal
       Michael F. Goss            Financial and Accounting
                                  Officer)

------------------------------  Director
        Thomas H. Lee

     /s/ DOUGLAS D. WHEAT
------------------------------  Director
       Douglas D. Wheat

------------------------------  Director
     Michael R. Eisenson

------------------------------  Director
       Kenneth F. Yontz

------------------------------  Director
      Timothy O. Fisher

    /s/ C. ANN MERRIFIELD
------------------------------  Director
      C. Ann Merrifield

------------------------------  Director
        John W. Childs

     /s/ WYCHE H. WALTON
------------------------------  Director
       Wyche H. Walton

                               INDEX TO EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------

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

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

4(b)(7)       Seventh Supplemental Indenture among Playtex Products, Inc., as Issuer, TH Marketing Corp., and
              Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October
              31, 1995. (Incorporated herein by reference to Exhibit 4(b)(7) of Playtex's Annual Report on Form
              10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

* 4(b)(8)     Eighth Supplemental Indenture among Playtex Products, Inc., as Issuer,TH Marketing Corp., and
              Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of July
              21, 1997.

* 4(b)(9)     Ninth Supplemental Indenture among Playtex Products, Inc., as Issuer,TH Marketing Corp., and
              Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of August
              27, 1997.

* 4(b)(10)    Tenth Supplemental Indenture among Playtex Products, Inc., as Issuer,TH Marketing Corp., and
              Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of January
              28, 1998.

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

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

4(e)          Indenture dated as of July 21, 1997 relating to the 8 7/8 Senior Notes due 2004 (the "Senior Notes")
              among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex Investment Corp.,
              Playtex International Corp., Playtex Sales & Services, Inc., Playtex Manufacturing, Inc.,
              Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively, the "Guarantors") and
              Marine Midland Bank, as Trustee. (Incorporated herein by reference to Exhibit 4.2 to the Company's
              Current Report on Form 8-K dated July 21, 1997).

4(e)(1)       Form of Exchange Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
              Form 8-K dated July 21, 1997.)

4(e)(2)       Registration Rights Agreement, among the Company, the Guarantors and Donaldson, Lufkin & Jenrette
              Securities Corporation (the "Initial Purchaser") (incorporated by reference to Exhibit 4.3 to the
              Company's Current Report on Form 8-K dated July 21, 1997).

4(e)(3)       Purchase Agreement, dated as of July 14, 1997 relating to the 8 7/8 Senior Notes due 2004 (the
              "Senior Notes") among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex
              Investment Corp., Playtex International Corp., Playtex Sales & Services, Inc., Playtex
              Manufacturing, Inc., Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively,
              the "Guarantors") and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 21, 1997).

* 4(e)(4)     First Supplemental Indenture, dated as of January 28, 1998 among the Company, Personal Care
              Holdings, Inc. ("PCH"), Personal Care Group, Inc. ("PCG") and Carewell Industries, Inc.
              ("Carewell"), (each of PCH, PCG and Carewell being referred to as a Guarantor), and Marine Midland
              Bank as trustee.

10(a)         Credit Agreement, dated as of July 21, 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo Bank, N.A. ("Wells Fargo"), as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current
              Report on Form 8-K dated July 21, 1997).

* 10(a)(1)    First Amendment, dated as of January 28, 1998, to the Credit Agreement, dated as of July 21, 1997, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the administrative agent, and the lenders named therein.

10(b)         Term Loan Agreement, dated as of July 21 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo, as the facility manager, and the lenders therein. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 21,
              1997).

* 10(b)(1)    First Amendment, dated as of January 28, 1998, to the Term Loan Agreement, dated as of July 21,
              1997, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the facility manager, and the Lenders therein.

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

10(f)         Playtex Park Profit-Sharing Retirement Plan and Savings Plan dated December 12, 1986, as amended
              January 1, 1989. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on
              Form 10-K for the year ended December 30, 1989,No.33-25485.)

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

10(k)         Retirement Plan for Hourly Employees of Tek effective January 1, 1989. Incorporated herein by reference to Exhibit 10(k) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(l)(1)      Playtex Management Incentive Plan for 1996. (Incorporated herein by reference to Exhibit 10(l)(1) of
              Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No.
              33-25485-01).

10(l)(2)      Playtex Management Incentive Plan for 1997.

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

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

10(t)(2)      Amendment No. 2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of
              Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(t)(3)      Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of
              Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(t)(4)      Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of
              Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

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

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

10(ab)        Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company.
              (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4
              dated August 29, 1997, File No. 333-33915.)

10(ac)        Form of Retention Agreement dated as of July 22, 1997 between Michael F. Goss and the Company.
              (Incorporated herein by reference to Exhibit 10.2 of Playtex's Registration Statement on Form S-4
              dated August 29, 1997, File No. 333-33915.)

10(ad)        Form of Retention Agreement dated as of July 22, 1997 between each of Richard G. Powers, Max R.
              Recone and James S. Cook and the Company. (Incorporated herein by reference to Exhibit 10.3 of
              Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

* 10(ae)      Interest Protection Agreement effective November 28, 1997 between Playtex Products, Inc., and
              Merrill Lynch Capital Services, Inc.

* 10(af)      Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the
              Shareholders of Carewell Industries, Inc.

* 10(ag)      Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc.,
              Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited.

10(ah)        Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition
              Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K dated February 12, 1998.)

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
10(ah)(1)     Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W.
              Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K dated February 12, 1998.)

10(ah)(2)     Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs
              Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K dated February 12, 1998.)

*10 (ai)      Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek
              FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26,
              1996.

*10 (aj)      Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June
              20, 1996.

* 12(a)       Statement re-computation of ratios.

* 13          Playtex's 1997 Annual Report to Stockholders.

* 22(a)       Subsidiaries of Playtex.

* 23          Consent of KMPG Peat Marwick LLP.

* 27          Financial Data Schedule.

------------------------

*   Filed herewith