Form 10-Q
period 1998-03-28
PLAYTEX PRODUCTS INC
filed 1998-05-12
CIK 842699

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

                      For the Quarter Ended March 28, 1998

                             PLAYTEX PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                     33-25485-01             51-0312772
(State or other jurisdiction of     (Commission File No.)    (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                                (203) 341 - 4000
               -------------------------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code, of principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|            No  |_|


      At May 11, 1998, 60,296,851 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                         PAGE
                                                                         ----

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements                                         3 - 11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12 - 16

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              17

Item 2.    Changes in Securities and Use of Proceeds                      17

Item 4.    Submission of Matters to a Vote of Security Holders            17

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits                                                   17

           (b) Reports on Form 8-K                                        17


           Signatures                                                     18

                             PLAYTEX PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     March 28,    December 27,
                                        ASSETS                         1998          1997
                                                                   -----------    -----------
                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                    $     5,558    $     3,231
      Receivables, less allowance for doubtful accounts                121,064         66,876
      Inventories                                                       60,000         42,500
      Current deferred taxes                                            16,156          7,806
      Other current assets                                               1,635          4,949
                                                                   -----------    -----------

         Total current assets                                          204,413        125,362

Net property, plant and equipment                                       72,671         54,810
Intangible assets, net:
    Goodwill                                                           507,440        337,157
    Patents, trademarks and other                                       34,437         34,835
    Deferred financing costs                                            19,063         16,751
Due from related party                                                  80,017         80,017
Other noncurrent assets                                                  3,549          3,626
                                                                   -----------    -----------

         Total assets                                              $   921,590    $   652,558
                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $    25,541    $    24,512
      Accrued expenses                                                  72,932         38,827
      Income taxes payable                                               6,934          4,121
      Current maturities of long-term debt                               3,000          1,500
                                                                   -----------    -----------

         Total current liabilities                                     108,407         68,960

Long-term debt                                                         859,275        736,300
Due to related party                                                    78,386         78,386
Other noncurrent liabilities                                            13,356         13,563
Deferred income taxes                                                   26,725         23,412
                                                                   -----------    -----------

         Total liabilities                                           1,086,149        920,621

Stockholders' equity:
    Common stock, $.01 par value, authorized 100,000,000
         shares, issued 60,282,650 shares at March 28,
         1998 and 50,941,812 shares at December 27, 1997                   603            509
    Additional paid-in capital                                         516,695        424,706
    Retained earnings (deficit)                                       (679,755)      (691,065)
    Foreign currency translation adjustments                            (2,102)        (2,213)
                                                                   -----------    -----------

         Total stockholders' equity                                   (164,559)      (268,063)
                                                                   -----------    -----------

             Total liabilities and stockholders' equity            $   921,590    $   652,558
                                                                   ===========    ===========

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                       Three Months Ended
                                                                   --------------------------
                                                                    March 28,      March 29,
                                                                       1998           1997
                                                                   -----------    -----------

Net sales                                                          $   172,689    $   136,410
Cost of sales                                                           72,946         52,304
                                                                   -----------    -----------

    Gross profit                                                        99,743         84,106

Operating expenses:
    Advertising and sales promotion                                     36,891         31,731
    Selling, distribution and research                                  15,778         13,841
    Administrative                                                       5,491          4,632
    Amortization of intangibles                                          3,864          3,223
                                                                   -----------    -----------

         Total operating expenses                                       62,024         53,427
                                                                   -----------    -----------

         Operating earnings                                             37,719         30,679

Interest expense, including related party interest expense of
    $3,037 for both periods presented, net of related party
    interest income of $3,001 for both periods presented                17,950         16,282
                                                                   -----------    -----------

         Earnings before income taxes                                   19,769         14,397

Income taxes                                                             8,459          6,549
                                                                   -----------    -----------

         Net earnings                                              $    11,310    $     7,848
                                                                   ===========    ===========

Earnings per share (basic and diluted)                             $       .20    $       .15
                                                                   ===========    ===========

Weighted average shares outstanding:
         Basic                                                          56,969         50,901
                                                                   ===========    ===========
         Diluted                                                        57,725         51,094
                                                                   ===========    ===========

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                 Foreign
                                                   Additional     Retained       Currency
                                       Common       Paid-In       Earnings      Translation
                                        Stock       Capital       (Deficit)     Adjustments
                                        -----       -------       ---------     -----------

Balance, December 27, 1997           $     509     $ 424,706     $(691,065)     $  (2,213)

    Net earnings                            --            --        11,310             --

    Stock issued to employees
         exercising stock options            1           665            --             --

    Stock issued in conjunction
         with business acquisition          93        91,324            --             --

    Foreign currency translation
         adjustments                        --            --            --            111
                                     ---------     ---------     ---------      ---------

Balance, March 28, 1998              $     603     $ 516,695     $(679,755)     $  (2,102)
                                     =========     =========     =========      =========

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited, in thousands, except share data)

                                                                       Three Months Ended
                                                                   --------------------------
                                                                     March 28,     March 29,
                                                                        1998         1997
                                                                   -----------    -----------
Cash flows (used for) provided by operations:
    Net earnings                                                   $    11,310    $     7,848
    Non-cash items included in earnings:
         Amortization of intangibles                                     3,864          3,223
         Amortization of deferred financing costs                          715            542
         Depreciation                                                    2,069          1,887
         Deferred taxes                                                  5,486          1,766
         Other, net                                                        196            165
         Net increase in working capital accounts,
           net of acquisitions                                         (34,903)       (27,722)
                                                                   -----------    -----------

         Net cash flows used for operations                            (11,263)       (12,291)
                                                                   -----------    -----------

Cash flows used for investing activities:
    Cash portion of businesses acquired                               (106,246)            --
    Purchases of property, plant and equipment                          (2,278)        (2,426)
                                                                   -----------    -----------

         Net cash flows used for investing activities                 (108,524)        (2,426)
                                                                   -----------    -----------

Cash flows provided by (used for) financing activities:
    Net borrowings under working capital facilities                     24,600         24,700
    Repayment of long-term debt                                           (625)       (12,500)
    Issuance of note payable                                               500             --
    Long-term debt borrowings                                          100,000             --
    Payment of deferred financing costs                                 (3,027)            --
    Issuance of shares of common stock                                     666            209
    Other, net                                                              --            (80)
                                                                   -----------    -----------

         Net cash flows provided by financing activities               122,114         12,329
                                                                   -----------    -----------

Change in cash and cash equivalents                                      2,327         (2,388)
Cash and cash equivalents at beginning of period                         3,231          6,205
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $     5,558    $     3,817
                                                                   ===========    ===========

Supplemental disclosures of cash flow information

Net cash paid during the periods for:
    Interest                                                       $    11,545    $     7,774
                                                                   ===========    ===========
    Income taxes, net of refunds                                   $       160    $       519
                                                                   ===========    ===========

      In connection with the acquisition of Personal Care Holdings, Inc, the Company issued 9,257,345 shares of Common Stock with a value of $9.875 per share, aggregating $91,416.

           See condensed notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

      The accompanying quarterly consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the full year.

      The Company presumes the users of this Quarterly Report on Form 10 - Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10 - K for the year ended December 27, 1997. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2.    Acquisitions

      On January 6, 1998, the Company acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. Carewell manufactures and markets the Dentax(R) line of toothbrushes, toothpaste, and dental floss for distribution through food stores, drug chains, and mass merchandisers. The acquisition, which was financed through the Company's revolving credit facility, was accounted for as a purchase.

      On January 26, 1998, the Company acquired certain tangible and intangible assets related to the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash and $0.5 million in notes payable due July 27, 1998. The acquisition, which was financed through the Company's revolving credit facility, was accounted for as a purchase.

      On January 28, 1998, the Company acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of the Company's Common Stock. PCH manufactures and markets a number of leading consumer product brands, including Wet Ones(R) pre-moistened towelettes, Chubs(R) baby wipes, Ogilvie(R) home permanent products, Binaca(R) breath spray and drops, Mr. Bubble(R) children's bubble bath products, Diaparene(R) infant care products, Tussy(R) deodorants, Dorothy Gray(R) skin care products and Better Off(R) depilatories. The cash portion of the consideration paid for the PCH transaction was financed with borrowings under the Company's credit facility (see Note 6). The acquisition was accounted for as a purchase.

      As indicated above, the acquisitions of PCH, Carewell, and Binky (the "Acquisitions") were accounted for as purchases and at March 28, 1998 the Company has substantially completed the assignment of fair value to all assets acquired and liabilities assumed. Final fair value determinations are pending for certain identifiable intangible assets acquired and certain employee benefit obligations assumed. At March 28, 1998, the unallocated excess purchase price has been assigned to goodwill pending final fair value assessment. The Company does not believe that the fair value determinations, when completed, will have a material impact on the recorded amounts of amortization of intangibles for the three months ended March 28, 1998.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Acquisitions (continued)

      The following consolidated unaudited pro forma results of operations assumes the Acquisitions occurred as of December 29, 1996. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the Acquisitions been consummated as of December 29, 1996, nor is it indicative of future operating results. The pro forma adjustments used to derive the unaudited pro forma results of operations are based upon available information and certain assumptions that management of the Company believes are reasonable, and do not give effect to consolidation savings or other changes in revenue or other costs of the Acquisitions that may occur subsequent to their acquisition by the Company.

                                                                       Three Months Ended
                                                                   --------------------------
                                                                    March 28,      March 29,
(Unaudited, in thousands, except share data)                           1998          1997
                                                                   -----------    -----------

Net sales                                                          $   179,423    $   170,074
Net earnings                                                       $     7,946    $     7,593
Earnings per share (basic and diluted)                             $      0.13    $      0.13
Weighted average shares outstanding:
     Basic                                                              60,229         60,158
     Diluted                                                            60,985         60,351

3.    Changes in Accounting Principles

      Playtex adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal year 1998. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. There were no material differences between net earnings and comprehensive earnings for the fiscal quarters ended March 28, 1998 and March 29, 1997 as the net change in the foreign currency translation adjustments, the only component of other comprehensive earnings for the Company, for fiscal quarters ended March 28, 1998 and March 29, 1997 was income of $0.1 million and a loss of $0.1 million, respectively. Accumulated other comprehensive earnings at March 28, 1998 and December 27, 1997 consisted solely of foreign currency translation adjustments with debit balances of $2.1 million and $2.2 million, respectively.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                                     March 28,   December  27,
                                                                      1998           1997
                                                                   -----------    -----------
                                                                   (Unaudited)

Receivables                                                        $   123,820    $    68,545
Less allowance for doubtful accounts                                    (2,756)        (1,669)
                                                                   -----------    -----------
     Net                                                           $   121,064    $    66,876
                                                                   ===========    ===========

Inventories:
     Raw materials                                                 $    12,267    $    14,866
     Work in process                                                       848            845
     Finished goods                                                     46,885         26,789
                                                                   -----------    -----------
         Total                                                     $    60,000    $    42,500
                                                                   ===========    ===========

Net property, plant and equipment:
     Land                                                          $     1,435    $     1,190
     Buildings                                                          27,015         24,650
     Machinery and equipment                                           120,971        103,767
                                                                   -----------    -----------
                                                                       149,421        129,607
     Less accumulated depreciation                                     (76,750)       (74,797)
                                                                   -----------    -----------
         Net                                                       $    72,671    $    54,810
                                                                   ===========    ===========

Goodwill                                                           $   620,355    $   446,607
Less accumulated amortization                                         (112,915)      (109,450)
                                                                   -----------    -----------
     Net                                                           $   507,440    $   337,157
                                                                   ===========    ===========

Patents, trademarks and other                                      $    49,669    $    49,669
Less accumulated amortization                                          (15,232)       (14,834)
                                                                   -----------    -----------
     Net                                                           $    34,437    $    34,835
                                                                   ===========    ===========

Deferred financing costs                                           $    23,377    $    20,350
Less accumulated amortization                                           (4,314)        (3,599)
                                                                   -----------    -----------
     Net                                                           $    19,063    $    16,751
                                                                   ===========    ===========

Accrued expenses:
     Advertising and sales promotion                               $    25,177    $    13,480
     Interest                                                           14,312          8,622
     Employee compensation and benefits                                  8,994          7,808
     Insurance                                                           2,947          2,945
     Accrued returns reserve                                             5,309          1,551
     Accrued expenses - business combinations                            9,364             --
     Other                                                               6,829          4,421
                                                                   -----------    -----------
         Total                                                     $    72,932    $    38,827
                                                                   ===========    ===========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Accrued Expenses - Business Combinations

      In connection with the Acquisitions (see Note 2), the Company accrued for certain direct costs as part of the purchase price allocations. These costs include $7.0 million for costs to exit activities of the acquired companies, $2.0 million of costs to involuntarily terminate employees of the acquired companies, and $0.8 million to relocate employees of the acquired companies. As of March 28, 1998, $0.4 million of these liabilities were paid.

6.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                                    March 28,    December 27,
                                                                      1998            1997
                                                                   -----------    -----------
                                                                   (Unaudited)

      7.25% Note Payable, due July 27, 1998                        $       500    $        --

      1997 Credit Agreement:
           Term A Loan                                                  55,000         55,000
           Revolving Credit Facility                                    48,150         23,550
           Term Loan                                                   248,625        149,250

      8 7/8% Unsecured Senior Notes due 2004                           150,000        150,000

      9% Senior Subordinated Notes due 2003                            360,000        360,000
                                                                   -----------    -----------
                                                                       862,275        737,800
      Less current maturities                                           (3,000)        (1,500)
                                                                   -----------    -----------

           Total long-term debt                                    $   859,275    $   736,300
                                                                   ===========    ===========

      In connection with the Company's acquisition of PCH on January 28, 1998 (see Note 2), the Company increased its borrowings under the Term Loan by $100 million. Quarterly principal repayments on the incremental borrowings commenced on March 15, 1998, in aggregate annual amounts equal to $1.0 million through and including December 15, 2002, and in the amount of $250,000 on March 15, 2003 and June 15, 2003, with a final payment of $94.5 million on September 15, 2003. Fees and expenses associated with the incremental borrowings are being amortized over its term. Additionally, in connection with the Company's acquisition of Binky (see Note 2), the Company issued a $0.5 million note payable due July 27, 1998.

      The Term Loan provides for quarterly repayment of principal of $625,000 on June 15, 1998, September 15, 1998, December 15, 1998 and March 15, 1999. The rate of interest on borrowings under the 1997 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1997 Credit Agreement. At March 28,

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt (continued)

1998 and March 29, 1997, the weighted average variable interest rate was 7.13% and 7.34%, respectively. The weighted average variable interest rate for the quarters ended March 28, 1998 and March 29, 1997 was 7.24% and 7.33%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1997 Credit Agreement and an agency fee of $0.1 million per annum are also required. At March 28, 1998, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Credit Agreement amounted to $65.8 million.

7.    Contingent Liabilities

      In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 27, 1997 filed with the Securities and Exchange Commission (No. 33-25485).

      Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, price and product changes and promotional activity by competitors, the loss of a significant customer, the difficulties of integrating acquisitions, adverse publicity and product liability claims and dependence on key employees. The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operations

      Basis of Management's Discussion and Analysis

      The Company is a leading manufacturer and marketer of a diversified line of well recognized branded consumer products in a variety of categories. In January 1998, the Company acquired PCH, Carewell and Binky (the "Acquisitions") (see Note 2 of the Condensed Notes to Consolidated Financial Statements included elsewhere in this quarterly report). As a result of the Acquisitions, the Company's brand portfiolio was strengthened with the addition of a number of widely-recognized branded consumer products. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex(R) Gentle Glide(R), Soft Comfort(TM), Slimfits(TM) and Silk Glide(R). The Infant Care product

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

category is comprised of the Playtex(R) disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the Acquisitions, the following brands were added to the Company's Infant Care product category: Binky(R) pacifiers, Mr. Bubble(R) children's bubble bath, Chubs(R) baby wipes, Diaparene(R) infant care products, and Wet Ones(R) hand and face towelettes. The Company's Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat(R) and BioSun(R) trade names. The Household Products category includes Playtex(R) household latex gloves and Woolite(R) rug and upholstery cleaning products ("Woolite"). The Company's Personal Grooming business consists of Jhirmack(R) hair care products and Tek(R) toothbrushes. As a result of the Acquisitions, the following brands were added to the Company's Personal Grooming product category: Better Off(R) depilatories, Binaca(R) breath spray and drops, Dentax(R) oral care products, and Dorothy Gray(R) skin care products, Ogilvie(R) at-home permanents and Tussy(R) deoderant.

Three Months Ended March 28, 1998 Versus
      Three Months Ended March 29, 1997:

      Net Sales - The Company's net sales grew 27%, or $36.3 million, to $172.7 million for the first quarter of 1998 from $136.4 million in the first quarter of 1997.

      Net sales for the Feminine Care business were $50.9 million for the first quarter of 1998, up $11.8 million, or 30%, versus $39.1 million in the first quarter of 1997. These results reflect (i) an increase in dollar market share from 24.9% for the first quarter of 1997 to 26.5% for the first quarter of 1998,
(ii) a 12% increase in retail dollar sales in the first quarter of 1998 compared to the same quarter in 1997, (iii) 5% dollar category growth in the first quarter of 1998 over the comparable quarter in 1997, and (iv) weak shipments to retailers in the first quarter of 1997, which such shipments negatively impacted by high retail inventories created by earlier price-oriented promotional activities and by management's strategic decision to reduce these excess inventories by curtailing its trade discount programs.

      Infant Care net sales increased $18.0 million, or 55%, to $50.5 million in the first quarter of 1998 from $32.5 million in the first quarter of 1997. Of this increase in net sales, $16.6 million was contributed by the brands acquired in the Acquisitions and the remainder of the change was due to a 4% increase in the Company's existing Infant Care business.

      Sun Care net sales increased $1.1 million, or 3%, to $44.8 million in the first quarter of 1998 from $43.7 million in the comparable period in 1997.

      Household Products net sales in the first quarter of 1998 of $14.3 million were $0.1 million, or 1% lower than the year ago quarter of $14.4 million. Net sales for Woolite were approximately the same as for the first quarter of 1997 and Glove net sales were down $0.1 million compared to the first quarter of 1997.

      Personal Grooming 1998 first quarter net sales increased by $5.5 million, or 84%, to $12.2 million, compared to $6.7 million in 1997. The Personal Grooming brands acquired in the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Acquisitions increased net sales in the first quarter by $8.1 million offsetting decreased net sales of Jhirmack(R) products.

      Gross Profit - Gross profit increased $15.6 million, or 19%, to $99.7 million for the first quarter of 1998 compared to $84.1 million in the first quarter of 1997. Gross profit as a percent of net sales decreased to 57.7% in the first quarter of 1998 from 61.7% in the first quarter of 1997 due primarily to lower overall gross margins of the brands acquired in the Acquisitions. The increase in gross profit was due primarily to the higher net sales noted previously.

      Operating Earnings - Operating earnings for the first quarter of 1998 were $37.7 million, up $7.0 million, or 23%, over operating earnings for the first quarter of 1997 of $30.7 million. The increase in operating earnings was due primarily to higher net sales resulting from the brands acquired in the Acquisitions and increased Feminine Care volume and lower operating expenses as a percent of net sales.

      Interest Expense - Interest expense for the first quarter of 1998 was $18.0 million, up $1.7 million, or a 10% increase over interest expense for the first quarter of 1997 of $16.3 million. This resulted from an increase in long term debt of $124.5 million of which $110.4 million was associated with the Acquisitions.

      Net Earnings - Net earnings increased 45%, or $3.5 million, to $11.3 million for the quarter ended March 28, 1998 from $7.8 million for the quarter ended March 29, 1997. The favorable variance resulted from the combined effect of all factors described above.

Financial Condition and Liquidity

      At March 28, 1998, the Company's working capital (current assets net of current liabilities) increased by $39.6 million to $96.0 million from $56.4 million at December 27, 1997. The increase resulted primarily from (i) an increase of $54.2 million in receivables, primarily as a result of (a) higher net sales versus the fourth quarter of 1997, especially in Sun Care, where sales carry extended credit terms, and (b) the Acquisitions, and (ii) an increase of $17.5 million in inventories and $8.4 million in current deferred tax assets, both due principally to the Acquisitions. These working capital increases were partially offset by an increase in accrued expenses of $34.1 million primarily as a result of the Acquisitions, higher accrued interest due to timing of payments, and higher returns reserves associated with the seasonal nature of Sun Care sales. All other working capital components decreased $6.4 million.

      The Company's businesses, with the exception of Sun Care, generally have not been seasonal. Sun Care product sales are highly seasonal, with 85 to 90 percent of sales occurring in the first six months of the year. This seasonality requires increased inventory to support the selling season, and extended credit terms which are typical in the sun care industry result in higher receivables for the Company during the first quarter of its fiscal year.

      Capital expenditures for equipment and facility improvements were $2.3 million and $2.4 million for the three months ended March 28, 1998 and March 29, 1997, respectively. These expenditures were primarily to upgrade production equipment and maintain facilities in the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

ordinary course of business. Capital expenditures for 1998 are expected to be $18 million, mostly for production related equipment and facility improvements and for projects consistent with those of prior years. The 1998 projection includes increased capital expenditures related to the acquired businesses.

      At March 28, 1998 long-term debt (including current portion but excluding obligations due to related party) was $862.3 million versus $737.8 million at December 27, 1997, an increase of $124.5 million. The increase was primarily the result of the Acquisitions and the seasonal increase in working capital to support the Sun Care business. At March 28, 1998, the Company had unused lines of credit (giving effect to outstanding letters of credit) under its credit facility of $65.8 million.

      Terms of the 1997 Revolving Credit Facility and the 1997 Term A Loan (collectively the "1997 Senior Secured Credit Facilities") require the Company to meet certain financial covenants and ratios and also include conditions or restrictions on new indebtedness and liens, major acquisitions or mergers, capital expenditures and disposition of assets, certain dividends and other distributions, and prepayment and modification of indebtedness or equity capitalization. The 9% Senior Subordinated Notes and the 8 7/8 % Unsecured Senior Notes (collectively, the "Notes") also contain restrictions and requirements with regard to similar matters. Under the terms of these debt instruments, payment of cash dividends on the Common Stock of the Company is restricted.

      The Company believes that it will generate sufficient cash flow from operations for working capital requirements, capital expenditures and to make the scheduled interest and principal payments under the 1997 Term Loan and 1997 Senior Secured Credit Facilities, and interest payments on the Notes. However, the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Senior Subordinated Notes nor the $150 million principal payment due in 2004 on the 8 7/8 % Unsecured Senior Notes. Accordingly, the Company will have to either refinance its obligations with respect to the Notes prior to their maturity, sell assets or raise equity capital to repay the principal amounts of the Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on its financial and operating performance, which is, in part, subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      In January 1998, the Company acquired PCH, Carewell and Binky. The purchase of Carewell and Binky were financed from available borrowings under the Company's revolving credit facility. The Company increased its borrowings under the 1997 Term Loan by $100 million to fund the cash portion of the acquisition price of PCH. The Company also issued 9,257,345 shares of its Common Stock as part of the PCH acquisition.

      The Company will continue to regularly consider the acquisition of other companies or businesses engaged in the manufacture and distribution of related products. Such potential

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

transactions may require substantial capital resources, which in certain circumstances would require the Company to seek additional debt and/or equity financing. As there can be no assurance that such financing will be available, the Company's ability to expand its operations through acquisition may be restricted. However, the Company believes that capital will be available to achieve its acquisition objectives.

      Inflation in the United States and Canada has not had a significant effect on the Company during recent periods.

New Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. "Disclosures About Segments of an Enterprise and Related Information"("SFAS No. 131") establishes requirements for disclosure about operating segments in the interim financial reports and annual financial statements. It also establishes standards for related disclosures about products and services, geographic area and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises". The Company is in the process of evaluating the disclosure requirements.

      SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"("SFAS No. 132"), which revises employers' disclosures about these types of benefits. SFAS No. 132 does not change the measurement or recognition of those plans, but requires additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosure for retiree benefits. SFAS No. 132 requires that comparative information from earlier years be restated to conform to the requirements of the new standard. The Company is in the process of evaluating the disclosure requirements.

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997.

      As of the end of March 1998, there were approximately 9 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 2. Changes in Securities and Use of Proceeds

      On January 28, 1998, in connection with the acquisition of Personal Care Holdings, Inc. ("PCH") the Company issued 9,257,345 shares of unregistered shares of the Company's Common Stock to former stockholders of PCH in a private offering pursuant to Section 4(2) of the securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

      During the first quarter of 1998, a majority of the Company's shareholders, acting by written consent, approved an amendment (the "Stock Option Plan Amendment") to the Playtex 1994 Stock Option Plan for Directors and Executives and Key Employees. The Stock Option Plan Amendment provides that an additional 2,000,000 shares of Common Stock may be issued under such stock option plan. A total of 31,424,107 shares of Common Stock, representing 53% of the total outstanding shares of Common Stock at the time of such vote, were voted for the Stock Option Plan Amendment. For a more complete description of the Stock Option Plan Amendment, reference is hereby made to the Company's
Schedule 14(c) Information Statement, dated March 5, 1998, filed with the Commission on March 5, 1998, and mailed to the Company's Shareholders on or about March 11, 1998. The Company has included in its 1998 Proxy Statement a proposal to afford all holders of Common Stock the opportunity to ratify the Stock Option Plan Amendment at its Annual Meeting to be held on June 4, 1998.

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits:

      (27) Financial Data Schedule

      b. The following report on Form 8-K was filed during the quarter ended March 28, 1998:

      On February 12, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 2 of such Form to report a merger agreement dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., a wholly-owned subsidiary of the Company, PCH, and J.W. Childs Equity Partners L.P. (the principal stockholder of PCH). The agreement provided for the merger of PCH with and into PCG Acquisition Corp at which time it became a wholly owned subsidiary of the Company. Pursuant to Item 5 of such Form, the Company also filed a copy of the press release announcing the merger.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PLAYTEX PRODUCTS, INC.


Date:          May 12, 1998            By:       /s/ Michael R. Gallagher
         -------------------------           ---------------------------------
                                                   Michael R. Gallagher
                                                  Chief Executive Officer


Date:          May 12, 1998            By:          /s/ Michael F. Goss
         -------------------------           ---------------------------------
                                                      Michael F. Goss
                                                 Executive Vice President
                                                            and
                                                  Chief Financial Officer