Form 10-Q
period 1998-06-27
PLAYTEX PRODUCTS INC
filed 1998-08-11
CIK 842699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 27, 1998

                             PLAYTEX PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                    33-25485-01               51-0312772
(State or other jurisdiction of   (Commission File No.)       (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                                 (203) 341-4000
               -------------------------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code, of principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No |_|

      At August 3, 1998, 60,314,318 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                    3 - 12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13 - 19

                     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 2.    Changes in Securities and Use of Proceeds                       20

Item 4.    Submission of Matters to a Vote of Security Holders             21

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits                                                    21

           (b) Reports on Form 8-K                                         22

           Signatures                                                      23

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         June 27,   December 27,
                                     ASSETS                1998         1997
                                                       -----------  ------------
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                            $     6,154   $   3,231
  Receivables, less allowance for doubtful accounts        125,604      66,876
  Inventories                                               51,853      42,500
  Current deferred taxes                                    14,782       7,806
  Other current assets                                       1,628       4,949
                                                       -----------   ---------
    Total current assets                                   200,021     125,362

Net property, plant and equipment                           73,674      54,810
Intangible assets, net                                     556,101     388,743
Due from related party                                      80,017      80,017
Other noncurrent assets                                      3,564       3,626
                                                       -----------   ---------

    Total assets                                       $   913,377   $ 652,558
                                                       ===========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    22,475   $  24,512
  Accrued expenses                                          76,847      38,827
  Income taxes payable                                       7,047       4,121
  Current maturities of long-term debt                       3,000       1,500
                                                       -----------   ---------
    Total current liabilities                              109,369      68,960

Long-term debt                                             841,950     736,300
Due to related party                                        78,386      78,386
Other noncurrent liabilities                                12,992      13,563
Deferred income taxes                                       26,182      23,412
                                                       -----------   ---------
    Total liabilities                                    1,068,879     920,621

Stockholders' equity:
  Common stock, $.01 par value, authorized
    100,000,000 shares, issued 60,314,318
    shares at June 27, 1998 and 50,941,812
    shares at December 27, 1997                                603         509
  Additional paid-in capital                               516,996     424,706
  Retained earnings (deficit)                             (670,651)   (691,065)
  Foreign currency translation adjustments                  (2,450)     (2,213)
                                                       -----------   ---------
    Total stockholders' equity                            (155,502)   (268,063)
                                                       -----------   ---------
      Total liabilities and stockholders' equity       $   913,377   $ 652,558
                                                       ===========   =========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                            Three Months Ended
                                                           --------------------
                                                           June 27,    June 28,
                                                             1998        1997
                                                           --------    --------
Net sales                                                  $177,560    $134,872
Cost of sales                                                70,464      53,362
                                                           --------    --------

    Gross profit                                            107,096      81,510

Operating expenses:
    Advertising and sales promotion                          43,278      32,275
    Selling, distribution and research                       18,996      15,133
    Administrative                                            5,973       4,591
    Amortization of intangibles                               4,451       3,224
                                                           --------    --------

         Total operating expenses                            72,698      55,223
                                                           --------    --------

         Operating earnings                                  34,398      26,287

Interest expense, including related party interest
    expense of $3,038 for both periods presented,
    net of related party interest income of $3,000
    for both periods presented                               18,368      15,927
                                                           --------    --------

         Earnings before income taxes                        16,030      10,360

Income taxes                                                  6,926       4,843
                                                           --------    --------

         Net earnings                                      $  9,104    $  5,517
                                                           ========    ========

Earnings per share:
         Basic                                             $    .15    $    .11
                                                           ========    ========
         Diluted                                           $    .15    $    .11
                                                           ========    ========
Weighted average shares outstanding:
         Basic                                               60,294      50,917
                                                           ========    ========
         Diluted                                             61,397      51,123
                                                           ========    ========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                             Six Months Ended
                                                           --------------------
                                                            June 27,   June 28,
                                                             1998        1997
                                                           --------    --------

Net sales                                                  $350,249    $271,282
Cost of sales                                               143,410     105,666
                                                           --------    --------

    Gross profit                                            206,839     165,616

Operating expenses:
    Advertising and sales promotion                          80,169      64,006
    Selling, distribution and research                       34,774      28,974
    Administrative                                           11,464       9,223
    Amortization of intangibles                               8,315       6,447
                                                           --------    --------

        Total operating expenses                            134,722     108,650
                                                           --------    --------

        Operating earnings                                   72,117      56,966

Interest expense, including related party interest
    expense of $6,075 for both periods presented,
    net of related party interest income of $6,001
    for both periods presented                               36,318      32,209
                                                           --------    --------

        Earnings before income taxes                         35,799      24,757

Income taxes                                                 15,385      11,392
                                                           --------    --------

        Net earnings                                       $ 20,414    $ 13,365
                                                           ========    ========

Earnings per share:
        Basic                                              $    .35    $    .26
                                                           ========    ========
        Diluted                                            $    .34    $    .26
                                                           ========    ========
Weighted average shares outstanding:
        Basic                                                58,632      50,910
                                                           ========    ========
        Diluted                                              59,561      51,108
                                                           ========    ========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                       Foreign
                                              Additional   Retained   Currency
                                      Common    Paid-In    Earnings  Translation
                                      Stock     Capital   (Deficit)  Adjustments
                                      ------  ----------  ---------  -----------

Balance, December 27, 1997             $509    $424,706   $(691,065)   $(2,213)

    Net earnings                        --         --        20,414       --

    Stock issued to employees
      exercising stock options            1         966        --         --

    Stock issued in conjunction
      with business acquisition          93      91,324        --         --

    Foreign currency translation
      adjustments                       --         --          --         (237)
                                       ----    --------   ---------    -------

Balance, June  27, 1998                $603    $516,996   $(670,651)   $(2,450)
                                       ====    ========   =========    =======

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited, in thousands, except share and per share data)

                                                             Six Months Ended
                                                           --------------------
                                                           June 27,    June 28,
                                                             1998        1997
                                                           --------    --------

Cash flows provided by (used for) operations:
  Net earnings                                             $  20,414   $ 13,365
  Non-cash items included in earnings:
    Amortization of intangibles                                8,315      6,447
    Amortization of deferred financing costs                   1,474      1,083
    Depreciation                                               4,525      3,752
    Deferred taxes                                             6,004      3,191
    Other, net                                                  (150)        30
    Net increase in working capital accounts, net
      of acquisitions                                        (31,020)   (29,248)
                                                           ---------   --------

    Net cash flows provided by (used for) operations           9,562     (1,380)
                                                           ---------   --------

Cash flows used for investing activities:
  Cash portion of businesses acquired                       (106,246)        --
  Purchases of property, plant and equipment                  (5,483)    (6,017)
                                                           ---------   --------

    Net cash flows used for investing activities            (111,729)    (6,017)
                                                           ---------   --------

Cash flows provided by financing activities:
  Net borrowings under working capital facilities              7,900     18,000
  Repayment of long-term debt                                 (1,250)   (12,500)
  Issuance of note payable                                       500         --
  Long-term debt borrowings                                  100,000         --
  Payment of deferred financing costs                         (3,027)        --
  Issuance of shares of common stock                             967        228
                                                           ---------   --------

    Net cash flows provided by financing activities          105,090      5,728
                                                           ---------   --------

Change in cash and cash equivalents                            2,923     (1,669)
Cash and cash equivalents at beginning of period               3,231      6,205
                                                           ---------   --------

Cash and cash equivalents at end of period                 $   6,154   $  4,536
                                                           =========   ========

Supplemental disclosures of cash flow information

Net cash paid during the periods for:

  Interest                                                 $  33,808   $ 31,096
                                                           =========   ========
  Income taxes, net of refunds                             $   6,475   $  2,842
                                                           =========   ========

      In connection with the acquisition of Personal Care Holdings, Inc., the Company issued 9,257,345 shares of Common Stock with a value of $9.875 per share, aggregating $91,417.

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

      The accompanying quarterly condensed consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the full year.

      The Company presumes the users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1997. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

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

      On January 26, 1998, the Company acquired certain tangible and intangible assets related to the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash and $0.5 million in notes payable due and paid on July 27, 1998. The acquisition, which was financed through the Company's revolving credit facility, was accounted for as a purchase.

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

      As indicated above, the acquisitions of PCH, Carewell, and Binky (the "Acquisitions") were accounted for as purchases and at June 27, 1998 the Company has substantially completed the assignment of fair value to all assets acquired and liabilities assumed. Final fair value determinations are pending for certain identifiable intangible assets acquired and certain employee benefit obligations assumed. At June 27, 1998, the unallocated excess purchase price has been assigned to goodwill pending final fair value assessment. The Company does not believe that the fair value determinations, when completed, will have a material impact on the recorded amounts of amortization of intangibles for the three and six months ended June 27, 1998.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                            Six  Months Ended
                                                         -----------------------
                                                         June 27,       June 28,
(Unaudited, in thousands, except share data)              1998            1997
                                                         --------       --------

Net sales                                                $356,983       $338,696
Net earnings                                             $ 16,818       $ 12,700
Earnings per share:
    Basic                                                $   0.28       $   0.21
    Diluted                                              $   0.27       $   0.21
Weighted average shares outstanding:
    Basic                                                  60,262         60,166
    Diluted                                                61,192         60,366

3.    Comprehensive Earnings

      Playtex adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal year 1998. The only component of comprehensive earnings that impacts the Company is foreign currency translation adjustments. There were no material differences between net earnings and comprehensive earnings for the three or six month periods ended June 27, 1998 and June 28, 1997. The net loss associated with the foreign currency translation adjustments for the three and six month periods ended June 27, 1998 was $0.3 million and $0.2 million, respectively. The net loss associated with the foreign currency translation adjustments for the three and six month periods ended June 28, 1997 was $0.1 million and $0.2 million, respectively. Accumulated other comprehensive earnings at June 27, 1998 and December 27, 1997 consisted solely of foreign currency translation adjustments with debit balances of $2.4 million and $2.2 million, respectively.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                     June 27,      December 27,
                                                       1998            1997
                                                    ----------     -------------
                                                   (Unaudited)

Receivables                                         $ 128,173       $  68,545
Less allowance for doubtful accounts                   (2,569)         (1,669)
                                                    ---------       ---------
    Net                                             $ 125,604       $  66,876
                                                    =========       =========

Inventories:
    Raw materials                                   $   9,381       $  14,866
    Work in process                                       832             845
    Finished goods                                     41,640          26,789
                                                    ---------       ---------
        Total                                       $  51,853       $  42,500
                                                    =========       =========

Net property, plant and equipment:
    Land                                            $   1,435       $   1,190
    Buildings                                          28,128          24,650
    Machinery and equipment                           123,118         103,767
                                                    ---------       ---------
                                                      152,681         129,607
    Less accumulated depreciation                     (79,007)        (74,797)
                                                    ---------       ---------
        Net                                         $  73,674       $  54,810
                                                    =========       =========

Accrued expenses:
    Advertising and sales promotion                 $  26,259       $  13,480
    Interest                                            9,658           8,622
    Employee compensation and benefits                  9,879           7,808
    Insurance                                           2,945           2,945
    Accrued returns reserve                            11,968           1,551
    Accrued expenses - business combinations            7,852              --
    Other                                               8,286           4,421
                                                    ---------       ---------
        Total                                       $  76,847       $  38,827
                                                    =========       =========

5.    Accrued Expenses - Business Combinations

      In connection with the Acquisitions (see Note 2), the Company accrued for certain direct costs as part of the purchase price allocations. These costs include $7.0 million for costs to exit activities of the acquired companies, $2.0 million of costs to involuntarily terminate employees of the acquired companies, and $0.8 million to relocate employees of the acquired companies. As of June 27, 1998, the Company has incurred $0.9 million of expenses associated with exit activities and $1.0 million of expenses associated with involuntary terminations.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                       June 27,     December 27,
                                                        1998            1997
                                                      ---------     ------------
                                                     (Unaudited)

7.25% Note Payable, due July 27, 1998                 $     500      $      --

1997 Credit Agreement:
    Term A Loan                                          55,000         55,000
    Revolving Credit Facility                            31,450         23,550
    Term Loan                                           248,000        149,250

8 7/8% Unsecured Senior Notes due 2004                  150,000        150,000

9% Senior Subordinated Notes due 2003                   360,000        360,000
                                                      ---------      ---------
                                                        844,950        737,800
Less current maturities                                  (3,000)        (1,500)
                                                      ---------      ---------

    Total long-term debt                              $ 841,950      $ 736,300
                                                      =========      =========

      In connection with the Company's acquisition of PCH on January 28, 1998 (see Note 2), the Company increased its borrowings under the Term Loan by $100 million. Required quarterly principal repayments on the incremental borrowings commenced on March 15, 1998, in aggregate annual amounts equal to $1.0 million through and including December 15, 2002, and in the amount of $250,000 on March 15, 2003 and June 15, 2003, with a final payment of $94.5 million on September 15, 2003. Fees and expenses associated with the incremental borrowings are being amortized over its term. Additionally, in connection with the Company's acquisition of Binky (see Note 2), the Company issued a $0.5 million note payable due July 27, 1998.

      The Term Loan provides for quarterly repayment of principal of $625,000 on June 15, 1998, September 15, 1998, December 15, 1998 and March 15, 1999. The rate of interest on borrowings under the 1997 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1997 Credit Agreement. At June 27, 1998 and June 28, 1997, the weighted average variable interest rate was 7.18% and 7.58%, respectively. The weighted average variable interest rate for the quarters ended June 27, 1998 and June 28, 1997 was 7.13% and 7.46%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1997 Credit Agreement and an agency fee of $0.1 million per annum are also required. At June 27, 1998, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Credit Agreement amounted to $82.5 million.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Contingent Liabilities

      In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party that would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 27, 1997 filed with the Securities and Exchange Commission (File No. 33-25485).

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

Results of Operations

      Basis of Management's Discussion and Analysis

      The Company is a leading manufacturer and marketer of a diversified line of well recognized branded consumer products in a variety of categories. In January 1998, the Company acquired PCH, Carewell and Binky (the "Acquisitions") (see Note 2 of the Condensed Notes to Consolidated Financial Statements included elsewhere in this quarterly report). As a result of the Acquisitions, the Company's brand portfolio was strengthened with the addition of a number of widely-recognized branded consumer products. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex(R) Gentle Glide(R), Soft Comfort(R), Slimfits(R) and Silk Glide(R). The Infant Care product

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

category was comprised of the Playtex(R) disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the Acquisitions, the following brands were added to the Company's Infant Care product category: Binky(R) pacifiers, Mr. Bubble(R) children's bubble bath, Chubs(R) baby wipes, Diaparene(R) infant care products, and Wet Ones(R) hand and face towelettes. The Company's Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat(R) and BioSun(R) trade names. The Household Products category includes Playtex(R) household latex gloves and Woolite(R) rug and upholstery cleaning products ("Woolite"). The Company's Personal Grooming business consisted of Jhirmack(R) hair care products and Tek(R) toothbrushes. As a result of the Acquisitions, the following brands were added to the Company's Personal Grooming product category: Better Off(R) depilatories, Binaca(R) breath spray and drops, Dentax(R) oral care products, and Dorothy Gray(R) skin care products, Ogilvie(R) at-home permanents and Tussy(R) deodorant.

Three Months Ended June 27, 1998 Versus
  Three Months Ended June 28, 1997:

      Net Sales - The Company's net sales grew $42.7 million, or 32%, to $177.6 million for the second quarter of 1998 from $134.9 million in the second quarter of 1997. Acquisitions accounted for $33.1 million of the increase in net sales; excluding this impact, Playtex's base businesses grew by $9.6 million or 7% versus the second quarter of 1997.

      Net sales in the Infant Care business grew $27.1 million, or 89%, to $57.4 million for the second quarter of 1998 from $30.3 million in the second quarter of 1997. These results reflect the first full quarter of sales of Infant Care brands acquired in the Acquisitions. Net sales of the acquired brands in the second quarter of 1998 were $23.0 million and accounted for 85% of the increase in Infant Care net sales. The Company's base Infant Care business grew $4.1 million in the second quarter of 1998, or 15%, predominately led by continued growth in the Company's cups and mealtime products.

      Feminine Care net sales increased $3.5 million, or 7%, to $52.2 million in the second quarter of 1998 from $48.7 million in the second quarter of 1997. These results reflect: (i) an increase in dollar market share of 1.5% to 27.0% in the second quarter of 1998 from 25.5% in the second quarter of 1997, (ii) a 14.0% increase in retail dollar sales in the second quarter of 1998 compared to the second quarter of 1997 and (iii) 7.0% dollar category growth in the second quarter of 1998 over the comparable quarter in 1997.

      Sun Care net sales increased $1.4 million, or 4%, to $38.1 million in the second quarter of 1998 from $36.7 million in the second quarter of 1997.

      Household Products net sales grew $2.3 million, or 17%, to $15.5 million for the second quarter of 1998 from $13.2 million in the second quarter of 1997. Net sales of Woolite increased $1.7 million, or 27%, and accounted for 71% of the increase in Household Products net sales.

      Personal Grooming net sales grew $8.3 million, or 138%, to $14.3 million for the second quarter of 1998 from $6.0 million in the second quarter of 1997. The Personal Grooming brands

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

acquired in the Acquisitions increased net sales in the second quarter of 1998 by $10.1 million offsetting decreased net sales of Jhirmack products.

      Gross Profit - Gross profit increased $25.6 million, or 31%, to $107.1 million for the second quarter of 1998 from $81.5 million in the second quarter of 1997. As a percent of net sales gross profit decreased marginally to 60.3% in the second quarter of 1998 from 60.4% in the second quarter of 1997 due primarily to lower overall gross margins of the brands acquired in the Acquisitions. The increase in gross profit was primarily due to the higher net sales noted previously.

      Operating Earnings - Operating earnings increased $8.1 million, or 31%, to $34.4 million for the second quarter of 1998 from $26.3 million in the second quarter of 1997. The increase in operating earnings resulted from (i) higher net sales resulting from the brands acquired in the Acquisitions (ii) higher net sales in the Company's base businesses, primarily Infant Care, Feminine Care, and Household Products and (iii) stability of gross profit margins and operating expenses as a percent of net sales.

      Interest Expense - Interest expense grew $2.4 million, or 15%, to $18.4 million in the second quarter of 1998 from $15.9 million in the second quarter of 1997. This resulted from an increase in long term debt of $107.2 million (including current obligations). The Company assumed $110.4 million of additional indebtedness due to the Acquisitions.

      Income Taxes - Income taxes increased $2.1 million, or 43%, to $6.9 million in the second quarter of 1998 from $4.8 million in the second quarter of 1997. As a percent of pretax earnings, the Company's effective tax rate decreased 3.5% to 43.2% of pretax earnings in the second quarter of 1998 from 46.7% in the second quarter of 1997. The favorable decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expense.

      Net Earnings - Net earnings increased $3.6 million, or 65%, to $9.1 million in the second quarter of 1998 from $5.5 million in the second quarter of 1997. This increase is due to the combined effects of all of the factors described above.

Six Months Ended June 27, 1998 Versus
  Six Months Ended June 28, 1997:

      Net Sales - The Company's net sales grew $78.9 million, or 29%, to $350.2 million for the six month period ended June 27, 1998 from $271.3 million for the same period in 1997. Acquisitions accounted for $57.9 million of the increase in net sales; excluding this impact, Playtex's base businesses grew by $21.0 million or 8% versus the same period in 1997.

      Net sales in the Infant Care business grew $45.1 million, or 72%, to $107.9 million for the six months ended June 27, 1998 from $62.8 million for the same period in 1997. These results reflect the net sales of Infant Care products acquired in the Binky acquisition since January 26, 1998 and the PCH acquisition since January 28, 1998. Net sales of the acquired Infant Care brands for the six months ended June 27, 1998 were $39.6 million and accounted for 88% of the increase in

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Infant Care net sales. The Company's base Infant Care business grew $5.5 million for the six month period ended June 27, 1998, or 9%, predominately led by continued growth in the Company's cups and mealtime products.

      Feminine Care net sales increased $15.3 million, or 17%, to $103.0 million for the six months ended June 28, 1998 from $87.8 million for the same period in 1997. These results reflect: (i) an increase in dollar market share of 1.6% to 26.8% in the six month period ended June 27, 1998 from 25.2% in the comparable period of 1997, (ii) a 13.0% increase in retail dollar sales in the six month period ended June 27, 1998 compared to the comparable period of 1997, (iii) 6.0% dollar category growth in the six month period ended June 27, 1998 over the comparable period in 1997, and (iv) relatively weak shipments to retailers in the first six months of 1997, due to high retail inventories created by earlier price-oriented promotional activities and by management's strategic decision to reduce these excess inventories by curtailing its trade discount programs.

      Sun Care net sales increased $2.5 million, or 3%, to $82.9 million for the six months ended June 27, 1998 from $80.4 million for the same period in 1997.

      Household Products net sales grew $2.3 million, or 8%, to $29.8 million for the six months ended June 27, 1998 from $27.5 million for the same period in 1997. Net sales of Woolite increased $1.8 million, or 13%, and accounted for 78% of the increase in Household Products net sales.

      Personal Grooming net sales grew $13.8 million, or 108%, to $26.6 million for the six months ended June 27, 1998 from $12.8 million for the same period in 1997. The Personal Grooming brands acquired in the Acquisitions increased net sales for the six month period ended June 27, 1998 by $18.3 million offsetting decreased net sales of Jhirmack products.

      Gross Profit - Gross profit increased $41.2 million, or 25%, to $206.8 million for the six months ended June 27, 1998 from $165.6 million in the same period of 1997. As a percent of net sales, gross profit decreased to 59.1% in the six month period ended June 27, 1998 from 61.0% in the same period of 1997 due primarily to lower overall gross margins of the brands acquired in the Acquisitions. The increase in gross profit was due primarily to the higher net sales noted previously.

      Operating Earnings - Operating earnings in the six month period ended June 27, 1998 increased $15.2 million, or 27%, to $72.1 million from $57.0 million in the same period in 1997. The increase in operating earnings resulted from (i) higher net sales resulting from the brands acquired in the Acquisitions (ii) higher net sales in the Company's base businesses, primarily Feminine Care, Infant Care, and Sun Care and (iii) lower operating expenses as a percent of net sales.

      Interest Expense - Interest expense grew $4.1 million, or 13%, to $36.3 million in the six month period ended June 27, 1998 from $32.2 million in the same period of 1997. This resulted from an increase in long term debt of $107.2 million (including current obligations). The Company assumed $110.4 million of additional indebtedness due to the Acquisitions.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Income Taxes - Income taxes increased $4.0 million, or 35%, to $15.4 million in the six month period ended June 27, 1998 from $11.4 million in the same period of 1997. As a percent of pretax earnings, the Company's effective tax rate decreased 3.0% to 43.0% of pretax earnings in the six month period ended June 27, 1998 from 46.0% in the same period of 1997. The favorable decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expense.

      Net Earnings - Net earnings increased $7.0 million, or 53%, to $20.4 million in the six months ended June 27, 1998 from $13.4 million in the same period of 1997. This increase is due to the combined effects of all of the factors described above.

Financial Condition and Liquidity

      At June 27, 1998, the Company's working capital (current assets net of current liabilities) increased by $34.3 million to $90.7 million from $56.4 million at December 27, 1997. The increase resulted primarily from (i) an increase of $58.7 million in receivables, primarily as a result of (a) higher net sales versus the fourth quarter of 1997, especially in Sun Care, where sales carry extended credit terms, and (b) the Acquisitions, and (ii) an increase of $9.4 million in inventories and $7.0 million in current deferred tax assets, both due principally to the Acquisitions. These working capital increases were partially offset by an increase in accrued expenses of $38.0 million primarily as a result of the Acquisitions, higher accrued advertising and sales promotions, and higher returns reserves associated with the seasonal nature of Sun Care sales. All other working capital components decreased $2.8 million.

      The Company's businesses, with the exception of Sun Care, generally have not been seasonal. Sun Care product sales are highly seasonal, with 85 to 90 percent of sales occurring in the first six months of the year. This seasonality requires increased inventory to support the selling season, and extended credit terms which are typical in the sun care industry which result in higher receivables for the Company during the first six months of the fiscal year.

      Capital expenditures for equipment and facility improvements were $5.5 million and $6.0 million for the six months ended June 27, 1998 and June 28, 1997, respectively. These expenditures were primarily to upgrade production equipment and maintain facilities in the ordinary course of business. Capital expenditures for 1998 are expected to be approximately $18 million, mostly for production related equipment and facility improvements and for projects consistent with those of prior years. The 1998 projection includes increased capital expenditures related to the acquired businesses.

      At June 27, 1998 long-term debt (including current portion but excluding obligations due to related party) was $845.0 million versus $737.8 million at December 27, 1997, an increase of $107.2 million. The increase was primarily the result of the Acquisitions. In January 1998, the Company acquired PCH, Carewell and Binky. The purchase of Carewell and Binky was financed from available borrowings under the Company's revolving credit facility. The Company increased its borrowings under the 1997 Term Loan by $100 million to fund the cash portion of the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

acquisition price of PCH. The Company also issued 9,257,345 shares of its Common Stock as part of the PCH acquisition. At June 27, 1998, the Company had unused lines of credit (giving effect to outstanding letters of credit) under its credit facility of $82.5 million.

      Terms of the 1997 Revolving Credit Facility and the 1997 Term A Loan (collectively the "1997 Senior Secured Credit Facilities") require the Company to meet certain financial covenants and ratios and also include conditions or restrictions on new indebtedness and liens, major acquisitions or mergers, capital expenditures and disposition of assets, certain dividends and other distributions, and prepayment and modification of indebtedness or equity capitalization. The 9% Senior Subordinated Notes and the 8 7/8% Unsecured Senior Notes (collectively, the "Notes") also contain restrictions and requirements with regard to similar matters. Under the terms of these debt instruments, payment of cash dividends on the Common Stock of the Company is restricted.

      The Company believes that it will generate sufficient cash flow from operations for working capital requirements, capital expenditures and to make the scheduled interest and principal payments under the 1997 Term Loan and 1997 Senior Secured Credit Facilities, and interest payments on the Notes. However, the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Senior Subordinated Notes nor the $150 million principal payment due in 2004 on the 8 7/8% Unsecured Senior Notes. Accordingly, the Company will have to either refinance its obligations with respect to the Notes prior to their maturity, sell assets or raise equity capital to repay the principal amounts of the Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on its financial and operating performance, which is, in part, subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      The Company will continue to regularly consider the acquisition of other companies or businesses engaged in the manufacture and distribution of related products. Such potential transactions may require substantial capital resources, which in certain circumstances would require the Company to seek additional debt and/or equity financing. As there can be no assurance that such financing will be available, the Company's ability to expand its operations through acquisition may be restricted. However, the Company believes that capital will be available to achieve its acquisition objectives.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

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

      Additionally in June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company beginning in fiscal year 2000. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. The Company is in the process of evaluating the Statement.

      The Accounting Standards Executive Committee ("AcSEC") has issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for the Company for fiscal years beginning after December 15, 1998 and permits early adoption. Start-up activities are broadly defined as one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company is currently evaluating SOP 98-5.

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997.

      As of the end of June 1998, there were approximately 8 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 2. Changes in Securities and Use of Proceeds

      On January 28, 1998, in connection with the acquisition of Personal Care Holdings, Inc. ("PCH") the Company issued 9,257,345 shares of unregistered shares of the Company's Common Stock to former stockholders of PCH in a private offering pursuant to Section 4(2) of the securities Act of 1933, as amended.

      On April 23, 1998, pursuant to registration rights agreements with certain former stockholders of PCH and other selling stockholders, the Company registered pursuant to a Registration Statement on Form S-3 (No. 333-50099) (the "Registration Statement") an aggregate of 14,611,352 shares of its Common Stock, to be offered for sale to the public in two separate offerings through two separate groups of underwriters. The Securities and Exchange Commission (the "Commission") declared the Registration Statement effective on May 19, 1998 (the "Effective Date").

      On May 21, 1998 the Company filed a final prospectus pursuant to rule 424(b)(4) with respect to the sale of all of the 4,008,063 shares of Common Stock, offered by certain stockholders of the Company (the "International Selling Stockholders") for sale initially outside the United States and Canada (the "International Offering").

      The Registration Statement contemplated that, concurrently with the International Offering, other stockholders (the "U.S Selling Stockholders") would offer to sell 8,610,682 shares of Common Stock in the United States and Canada (the "U.S Offering") through a separate group of underwriters (the "U.S Underwriters"). After the Effective Date, however, the U.S Selling Stockholders and the U.S Underwriters failed to reach an agreement on the proposed terms of the U.S. Offering and, consequently, the U.S Offering was not consummated.

      On June 1, 1998, one of the U.S Selling Stockholders, J.W. Childs Equity Partners, L.P. ("Childs LP"), entered into a "Stock Purchase Agreement" with RCBA Playtex, L.P. and Richard C. Blum & Associates, Inc. Pursuant to the Stock Purchase Agreement, Childs LP agreed to sell and subsequently sold and the U.S. Purchaser agreed to buy and subsequently purchased, in each case subject to the satisfaction of certain conditions, 6,000,000 shares of Common Stock.

      The Company did not receive any proceeds from the sale of the Company's Common Stock offered by the International Selling Stockholders or Childs LP. The estimated cost to the Company with regard to the issuance and distribution of the registered securities has been estimated as $0.8 million.

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on June 4, 1998, the following actions were taken:

      Nine nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 1999 and until their successors are duly elected and qualified.

                     Name                    Votes For        Votes Withheld
          --------------------------      ---------------     --------------
              Robert B. Haas                53,766,800           214,917
              Michael R. Gallagher          53,777,000           204,717
              Michael F. Goss               53,767,250           214,467
              Kenneth F. Yontz              53,774,450           207,267
              Timothy O. Fisher             53,776,250           205,467
              Douglas D. Wheat              53,761,850           219,867
              Michael R. Eisenson           53,776,850           204,867
              C. Ann Merrifield             53,774,950           206,767
              John W. Childs                53,755,500           226,217

      The amendment to the Company's By-laws was ratified, requiring that one Non-Purchaser Director (as defined in the By-laws of the Company) be designated by J.W. Childs Equity Partners, L.P.

                   Votes For               Votes Against      Votes Abstain
                 --------------            -------------      -------------
                   48,346,115                 729,608             32,518

      The amendment to the Playtex 1994 Stock Option Plan for Directors and Executives and Key Employees was ratified.

                   Votes For               Votes Against      Votes Abstain
                 --------------            -------------      -------------
                   53,495,322                 434,531             51,864

      The selection of the firm of KPMG Peat Marwick LLP was ratified as the Company's independent auditors for fiscal year 1998.

                   Votes For               Votes Against      Votes Abstain
                 --------------            -------------      -------------
                   53,946,694                  25,551             9,472

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits:

      (3B) Bylaws of the Company, as amended through June 4, 1998.
      (13) Computation of Earnings Per Share
      (27) Financial Data Schedule

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

      b. The following report on Form 8-K was filed during the quarter ended June 27, 1998:

      On April 13, 1998, the Company filed a Current Report on Form 8-K/A regarding audited historical financial statements of Personal Care Holding Corporation, Inc. for the year ended March 29, 1997 and unaudited condensed historical financial statements of Personal Care Holding Corporation, Inc. for the nine month periods ended December 27, 1997 and December 28, 1996. Unaudited pro forma condensed combined financial information for Playtex Products, Inc., Personal Care Holdings, Inc., Carewell Industries, Inc., and certain assets from Binky-Griptight Inc. were also included.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PLAYTEX PRODUCTS, INC.


Date:      August 11, 1998                 By:    /s/ Michael R. Gallagher
       ------------------------                 --------------------------------
                                                    Michael R. Gallagher
                                                   Chief Executive Officer


Date:      August 11, 1998                 By:       /s/ Michael F. Goss
       ------------------------                 --------------------------------
                                                       Michael F. Goss
                                                  Executive Vice President
                                                             and
                                                   Chief Financial Officer