Form 10-Q
period 1998-09-26
PLAYTEX PRODUCTS INC
filed 1998-11-10
CIK 842699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 26, 1998

                           Commission File No. 1-12620

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   51-0312772
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                     --------------------------------------
                    (Address of principal executive offices)

                                (203) 341 - 4000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No|_|

At November 5, 1998, 60,335,419 shares of Playtex Products, Inc. common stock, par value of $.01 per share, were outstanding.

                             PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                       3 - 12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    13 - 22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits                                                          23

        (b) Reports on Form 8-K                                               23

Signatures                                                                    24

Exhibit Index                                                                 25

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              September 26,     December 27,
                            ASSETS                                1998             1997
                                                              -----------       -----------
                                                              (Unaudited)
Current assets:
      Cash and cash equivalents                                    $  20,389      $   3,231
      Receivables, less allowance for doubtful accounts               95,256         66,876
      Inventories                                                     49,595         42,500
      Current deferred taxes                                          12,629          7,806
      Other current assets                                             1,277          4,949
                                                                   ---------      ---------

         Total current assets                                        179,146        125,362

Net property, plant and equipment                                     75,388         54,810
Intangible assets, net                                               550,988        388,743
Due from related party                                                80,017         80,017
Other noncurrent assets                                                3,618          3,626
                                                                   ---------      ---------

         Total assets                                              $ 889,157      $ 652,558
                                                                   =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                             $  21,738      $  24,512
      Accrued expenses                                                77,545         38,827
      Income taxes payable                                             6,861          4,121
      Current maturities of long-term debt                             2,500          1,500
                                                                   ---------      ---------

         Total current liabilities                                   108,644         68,960

Long-term debt                                                       809,875        736,300
Due to related party                                                  78,386         78,386
Other noncurrent liabilities                                          12,885         13,563
Deferred income taxes                                                 26,989         23,412
                                                                   ---------      ---------

         Total liabilities                                         1,036,779        920,621

Stockholders' equity:
    Common stock, $.01 par value, authorized 100,000,000
         shares, issued 60,331,419 shares at
         September 26, 1998 and 50,941,812 shares at
         December 27, 1997                                               603            509
    Additional paid-in capital                                       517,133        424,706
    Retained earnings (deficit)                                     (662,728)      (691,065)
    Foreign currency translation adjustments                          (2,630)        (2,213)
                                                                   ---------      ---------

         Total stockholders' equity                                 (147,622)      (268,063)
                                                                   ---------      ---------

             Total liabilities and stockholders' equity            $ 889,157      $ 652,558
                                                                   =========      =========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                      Three Months Ended
                                                                 ---------------------------
                                                                 September 26,  September 27,
                                                                     1998           1997
                                                                 ------------   ------------
Net sales                                                          $ 162,597      $ 117,675
Cost of sales                                                         66,158         44,533
                                                                   ---------      ---------

    Gross profit                                                      96,439         73,142

Operating expenses:
    Advertising and sales promotion                                   35,440         26,905
    Selling, distribution and research                                19,064         14,257
    Administrative                                                     5,831          4,625
    Amortization of intangibles                                        4,333          3,225
                                                                   ---------      ---------

         Total operating expenses                                     64,668         49,012
                                                                   ---------      ---------

         Operating earnings                                           31,771         24,130

Interest expense, including related party interest
    expense of $3,037 for both periods presented,
    net of related party interest income of $3,001
    for both periods presented                                        17,872         16,119
                                                                   ---------      ---------

         Earnings before income taxes                                 13,899          8,011

Income taxes                                                           5,976          3,977
                                                                   ---------      ---------

         Earnings before extraordinary loss                            7,923          4,034
                                                                   ---------      ---------

Extraordinary loss on early extinguishment
    of debt, net of $2,344 tax benefit                                    --         (4,078)
                                                                   ---------      ---------

         Net earnings (loss)                                       $   7,923      $     (44)
                                                                   =========      =========

Earnings per share before extraordinary loss:
         Basic                                                     $     .13      $     .08
                                                                   =========      =========
         Diluted                                                   $     .13      $     .08
                                                                   =========      =========

Earnings per share:
         Basic                                                     $     .13      $       -
                                                                   =========      =========
         Diluted                                                   $     .13      $       -
                                                                   =========      =========

Weighted average shares outstanding:
         Basic                                                        60,326         50,931
                                                                   =========      =========
         Diluted                                                      61,228         51,101
                                                                   =========      =========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                       Nine Months Ended
                                                                  --------------------------
                                                                  September 26, September 27,
                                                                      1998          1997
                                                                  ------------  ------------
Net sales                                                          $ 512,846      $ 388,957
Cost of sales                                                        209,568        150,199
                                                                   ---------      ---------

    Gross profit                                                     303,278        238,758

Operating expenses:
    Advertising and sales promotion                                  115,609         90,911
    Selling, distribution and research                                53,838         43,231
    Administrative                                                    17,295         13,848
    Amortization of intangibles                                       12,648          9,672
                                                                   ---------      ---------

         Total operating expenses                                    199,390        157,662
                                                                   ---------      ---------

         Operating earnings                                          103,888         81,096

Interest expense, including related party interest
    expense of $9,112 for both periods presented,
    net of related party interest income of $9,002
    for both periods presented                                        54,190         48,328
                                                                   ---------      ---------

         Earnings before income taxes                                 49,698         32,768

Income taxes                                                          21,361         15,369
                                                                   ---------      ---------
         Earnings before extraordinary loss                           28,337         17,399
                                                                   ---------      ---------

Extraordinary loss on early extinguishment
    of debt, net of $2,344 tax benefit                                    --         (4,078)
                                                                   ---------      ---------

         Net earnings                                              $  28,337      $  13,321
                                                                   =========      =========

Earnings per share before extraordinary loss:
         Basic                                                     $     .48      $     .34
                                                                   =========      =========
         Diluted                                                   $     .47      $     .34
                                                                   =========      =========

Earnings per share:
         Basic                                                     $     .48      $     .26
                                                                   =========      =========
         Diluted                                                   $     .47      $     .26
                                                                   =========      =========

Weighted average shares outstanding:
         Basic                                                        59,196         50,917
                                                                   =========      =========
         Diluted                                                      60,117         51,106
                                                                   =========      =========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                        Foreign
                                                        Additional     Retained         Currency
                                           Common        Paid-In       Earnings       Translation
                                           Stock         Capital       (Deficit)      Adjustments
                                           -----         -------       ---------      -----------
Balance, December 27, 1997              $     509      $ 424,706      $(691,065)      $  (2,213)

    Net earnings                               --             --         28,337              --

    Stock issued to employees
         exercising stock options               1          1,103             --              --

    Stock issued in conjunction
         with business acquisition             93         91,324             --              --

    Foreign currency translation
         adjustments                           --             --             --            (417)
                                        ---------      ---------      ---------       ---------

Balance, September  26, 1998            $     603      $ 517,133      $(662,728)      $  (2,630)
                                        =========      =========      =========       =========

            See notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited, in thousands, except per share data)

                                                                       Nine Months Ended
                                                                  ---------------------------
                                                                  September 26,  September 27,
                                                                      1998           1997
                                                                  ------------   ------------
Cash flows provided by operations:
    Net earnings                                                   $  28,337      $  13,321
    Non-cash items included in earnings:
         Extraordinary loss                                               --          4,078
         Amortization of intangibles                                  12,648          9,672
         Amortization of deferred financing costs                      2,233          1,558
         Depreciation                                                  7,083          5,575
         Deferred taxes                                                8,882          3,221
         Other, net                                                     (354)           275
         Net decrease (increase) in working capital accounts,
            net of acquisitions                                        1,704        (15,656)
                                                                   ---------      ---------

         Net cash flows provided by operations                        60,533         22,044
                                                                   ---------      ---------

Cash flows used for investing activities:
    Cash portion of businesses acquired                             (106,246)            --
    Purchases of property, plant and equipment                        (9,781)        (8,159)
                                                                   ---------      ---------

         Net cash flows used for investing activities               (116,027)        (8,159)
                                                                   ---------      ---------

Cash flows provided by (used for) financing activities:
    Net (repayments) borrowings under working capital
      facilities, net                                                (23,550)        18,100
    Repayment of long-term debt                                       (1,875)      (380,075)
    Long-term debt borrowings                                        100,000        355,000
    Payment of deferred financing costs                               (3,027)        (9,104)
    Issuance of shares of common stock                                 1,104            366
                                                                   ---------      ---------

         Net cash flows provided by (used for) financing
           activities                                                 72,652        (15,713)
                                                                   ---------      ---------

Change in cash and cash equivalents                                   17,158         (1,828)
Cash and cash equivalents at beginning of period                       3,231          6,205
                                                                   ---------      ---------

Cash and cash equivalents at end of period                         $  20,389      $   4,377
                                                                   =========      =========

Supplemental disclosures of cash flow information

Net cash paid during the periods for:
    Interest                                                       $  46,331      $  38,815
                                                                   =========      =========
    Income taxes, net of refunds                                   $   9,701      $   5,309
                                                                   =========      =========

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The accompanying quarterly condensed consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

      As indicated above, the acquisitions of PCH, Carewell, and Binky (the "Acquisitions") were accounted for as purchases and at September 26, 1998 the Company has substantially completed the assignment of fair value to all assets acquired and liabilities assumed. Final fair value determinations are pending for certain identifiable intangible assets acquired and certain employee benefit obligations assumed. At September 26, 1998, the unallocated excess purchase price has been assigned to goodwill pending final fair value assessment. The Company does not believe that the fair

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

value determinations, when completed, will have a material impact on the recorded amounts of amortization of intangibles for the three and nine months ended September 26, 1998.

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

                                                                       Nine Months Ended
                                                                  ---------------------------
(Unaudited, in thousands, except per share data)                  September 26,  September 27,
                                                                      1998           1997
                                                                  ------------   ------------
Net sales                                                          $ 519,580      $ 495,576
Earnings before extraordinary loss                                 $  24,741      $  16,331
Net earnings                                                       $  24,741      $  12,253

Earnings per share before extraordinary loss:
     Basic                                                         $    0.41      $    0.27
     Diluted                                                       $    0.40      $    0.27
Earnings per share:
     Basic                                                         $    0.41      $    0.20
     Diluted                                                       $    0.40      $    0.20
Weighted average shares outstanding:
     Basic                                                            60,283         60,173
     Diluted                                                          61,204         60,363

3. Comprehensive Earnings

      Playtex adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal year 1998. The only component of comprehensive earnings that impacts the Company is foreign currency translation adjustments. There were no material differences between net earnings and comprehensive earnings for the three or nine month periods ended September 26, 1998 and September 27, 1997. The net loss associated with the foreign currency translation adjustments for the three and nine month periods ended September 26, 1998 was $0.2 million and $0.4 million, respectively. The net loss associated with the foreign currency translation adjustments for the three and nine month periods ended September 27, 1997 was $0.0 million and $0.2 million, respectively. Accumulated other comprehensive earnings at September 26, 1998 and December 27, 1997 consisted solely of foreign currency translation adjustments with debit balances of $2.6 million and $2.2 million, respectively.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                                  September 26,  December  27,
                                                                      1998           1997
                                                                  ------------   ------------
                                                                  (Unaudited)
Receivables                                                        $  97,860      $  68,545
Less allowance for doubtful accounts                                  (2,604)        (1,669)
                                                                   ---------      ---------
     Net                                                           $  95,256      $  66,876
                                                                   =========      =========

Inventories:
     Raw materials                                                 $   9,341      $  14,866
     Work in process                                                   1,244            845
     Finished goods                                                   39,010         26,789
                                                                   ---------      ---------
         Total                                                     $  49,595      $  42,500
                                                                   =========      =========

Net property, plant and equipment:
     Land                                                          $   1,435      $   1,190
     Buildings                                                        28,471         24,650
     Machinery and equipment                                         126,777        103,767
                                                                   ---------      ---------
                                                                     156,683        129,607
     Less accumulated depreciation                                   (81,295)       (74,797)
                                                                   ---------      ---------
         Net                                                       $  75,388      $  54,810
                                                                   =========      =========

Accrued expenses:
     Advertising and sales promotion                               $  25,324      $  13,480
     Interest                                                         14,248          8,622
     Employee compensation and benefits                               10,910          7,808
     Insurance                                                         3,019          2,945
     Accrued returns reserve                                           9,952          1,551
     Accrued expenses - business combinations                          7,104             --
     Other                                                             6,988          4,421
                                                                   ---------      ---------
         Total                                                     $  77,545      $  38,827
                                                                   =========      =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses - Business Combinations

      In connection with the Acquisitions (see Note 2), the Company accrued for certain direct costs as part of the purchase price allocations. These costs include $7.0 million for costs to exit activities of the acquired companies, $2.0 million of costs to involuntarily terminate employees of the acquired companies, and $0.8 million to relocate employees of the acquired companies. As of September 26, 1998, the Company has incurred $1.6 million of costs associated with involuntary terminations, $1.0 million of costs associated with exit activities and $0.1 million associated with relocating employees of the acquired companies.

6. Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                     September 26,  December 27,
                                                         1998           1997
                                                     ------------   -----------
                                                     (Unaudited)
1997 Credit Agreement:
     Term A Loan                                      $  55,000      $  55,000
     Revolving Credit Facility                               --         23,550
     Term Loan                                          247,375        149,250

8 7/8% Unsecured Senior Notes due 2004                  150,000        150,000

9% Senior Subordinated Notes due 2003                   360,000        360,000
                                                      ---------      ---------
                                                        812,375        737,800
Less current maturities                                  (2,500)        (1,500)
                                                      ---------      ---------

     Total long-term debt                             $ 809,875      $ 736,300
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

      The Term Loan provides for quarterly repayment of principle of $375,000 from September 15, 1997 through December 15, 1997 and, due to the $100 million of incremental borrowings associated with the Company's acquisition of PCH, $625,000 from March 15, 1998 through June 15, 2003. The remaining principle balance on the Term Loan of $235.5 million is due on September 15, 2003.The rate of interest on borrowings under the 1997 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt (continued)

1997 Credit Agreement. At September 26, 1998 and September 27, 1997, the weighted average variable interest rate was 7.14% and 7.12%, respectively. The weighted average variable interest rate for the quarters ended September 26, 1998 and September 27, 1997 was 7.15% and 7.37%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1997 Credit Agreement and an agency fee of $0.1 million per annum are also required. At September 26, 1998, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Credit Agreement amounted to $114.0 million.

7. Contingent Liabilities

      In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

      Reference is made to the discussion of litigation contained under the caption "Financial Condition and Liquidity" in Item 2 of this Report (Management's Discussion and Analysis of Financial Condition and Results of Operations), which is incorporated herein by such reference.

8. Extraordinary Loss

      On July 21, 1997 the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The 1997 Refinancing included: (i) the issuance of $150.0 million principal amount of 8 7/8% unsecured senior notes due July 15, 2004 (the "Senior Notes"), and (ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities of $170.0 million (the "1997 Senior Credit Facilities") comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan"). The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the 1995 Credit Agreement; concurrently, the 1995 Credit Agreement was terminated. In connection with the 1997 Refinancing, the Company recorded an extraordinary loss of $4.1 million (net of income tax benefit of $2.3 million) for costs and expenses related to the write-off of the unamortized portion of the deferred financing costs associated with the 1995 Credit Agreement.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this quarterly report and with the Annual Report on Form 10-K for the year ended December 27, 1997 filed with the Securities and Exchange Commission (File No. 1-12620).

      Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, price and product changes and promotional activity by competitors, the loss of a significant customer, the difficulties of integrating acquisitions, issues related to the year 2000, adverse publicity and product liability claims and dependence on key employees. The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operation

      Basis of Management's Discussion and Analysis

      The Company is a leading manufacturer and marketer of a diversified line of well recognized branded consumer products in a variety of categories. In January 1998, the Company acquired PCH, Carewell and Binky (the "Acquisitions") (see Note 2 of the Condensed Notes to Consolidated Financial Statements included elsewhere in this quarterly report). As a result of the Acquisitions, the Company's brand portfolio was strengthened with the addition of a number of widely-recognized branded consumer products. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Playtex(R) Gentle Glide(R), Soft Comfort(R), Slimfits(R) and Silk Glide(R). The Infant Care product category was comprised of the Playtex(R) disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the Acquisitions, the following brands were added to the Company's Infant Care product category: Binky(R) pacifiers, Mr. Bubble(R) children's bubble bath, Chubs(R) baby wipes, Diaparene(R) infant care products, and Wet Ones(R) hand and face towelettes. The Company's Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat(R) and BioSun(R) trade names. The Household Products category includes Playtex(R) household latex gloves and Woolite(R) rug and upholstery cleaning products ("Woolite"). The Company's Personal Grooming business consisted of Jhirmack(R) hair care products and Tek(R) toothbrushes. As a result of the Acquisitions, the following brands were added to the Company's Personal Grooming product category:
Better Off(R) depilatories, Binaca(R) breath spray and drops, Dentax(R) oral care products, and Dorothy Gray(R) skin care products, Ogilvie(R) at-home permanents and Tussy(R) deodorant.

Three Months Ended September 26, 1998 Versus
   Three Months Ended September 27, 1997:

      Net Sales - The Company's net sales grew $44.9 million, or 38%, to $162.6 million for the third quarter of 1998 from $117.7 million in the third quarter of 1997. Acquisitions accounted for $32.8 million of the increase in net sales; excluding this impact, Playtex's base businesses grew by $12.1 million or 10% versus the third quarter of 1997.

      Net sales in the Infant Care business grew $28.6 million, or 90%, to $60.4 million for the third quarter of 1998 from $31.8 million in the third quarter of 1997. These results reflect the impact of Infant Care brands acquired in the Acquisitions and continued growth in the Company's base Infant Care business. Net sales of the acquired brands in the third quarter of 1998 were $21.7 million and accounted for 76% of the increase in Infant Care net sales. The Company's base Infant Care business grew $6.9 million in the third quarter of 1998, or 22%, predominately led by continued growth in the Company's cups and mealtime products and disposable feeding systems.

      Feminine Care net sales increased $5.4 million, or 9%, to $62.8 million in the third quarter of 1998 from $57.4 million in the third quarter of 1997. These results reflect: (i) an increase in dollar market share of 0.7% to 27.0% in the third quarter of 1998 from 26.3% in the third quarter of 1997, (ii) a 7.2% increase in retail dollar sales in the third quarter of 1998 compared to the third quarter of 1997 and (iii) 4.3% dollar category growth in the third quarter of 1998 over the comparable quarter in 1997.

      Sun Care net sales decreased $0.8 million, or 9%, to $7.8 million in the third quarter of 1998 from $8.6 million in the third quarter of 1997.

      Household Products net sales grew $2.5 million, or 18%, to $16.5 million for the third quarter of 1998 from $14.0 million in the third quarter of 1997. Net sales of Woolite increased $1.5 million, or 21%, and accounted for 60% of the increase in Household Products net sales.

      Personal Grooming net sales grew $9.2 million, or 159%, to $15.0 million for the third

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

quarter of 1998 from $5.8 million in the third quarter of 1997. The Personal Grooming brands acquired in the Acquisitions increased net sales in the third quarter of 1998 by $11.1 million offsetting decreased net sales of Jhirmack products.

      Gross Profit - Gross profit increased $23.3 million, or 32%, to $96.4 million for the third quarter of 1998 from $73.1 million in the third quarter of 1997. As a percent of net sales gross profit decreased to 59.3% in the third quarter of 1998 from 62.1% in the third quarter of 1997 due primarily to lower overall gross margins of the brands acquired in the Acquisitions. The increase in gross profit was primarily due to the higher net sales noted previously.

      Operating Earnings - Operating earnings increased $7.7 million, or 32%, to $31.8 million for the third quarter of 1998 from $24.1 million in the third quarter of 1997. The increase in operating earnings resulted from (i) higher net sales resulting from the brands acquired in the Acquisitions (ii) higher net sales in the Company's base businesses, primarily Infant Care, Feminine Care, and Household Products and (iii) lower operating expenses as a percent of net sales.

      Interest Expense - Interest expense grew $1.8 million, or 11%, to $17.9 million in the third quarter of 1998 from $16.1 million in the third quarter of 1997. This resulted from an increase in long-term debt of $74.6 million (including current obligations). The Company incurred $110.4 million of additional indebtedness due to the Acquisitions, offset by payments funded by cash generated from operations.

      Income Taxes - Income taxes increased $2.0 million, or 50%, to $6.0 million in the third quarter of 1998 from $4.0 million in the third quarter of 1997. As a percent of pretax earnings, the Company's effective tax rate decreased 6.6% to 43.0% of pretax earnings in the third quarter of 1998 from 49.6% in the third quarter of 1997. The favorable decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expense.

      Net Earnings Before Extraordinary Loss - Net earnings before extraordinary loss increased $3.9 million, or 96%, to $7.9 million in the third quarter of 1998 from $4.0 million in the third quarter of 1997. This increase is due to the combined effects of all of the factors described above.

Nine Months Ended September 26, 1998 Versus
   Nine Months Ended September 27, 1997:

      Net Sales - The Company's net sales grew $123.8 million, or 32%, to $512.8 million for the nine month period ended September 26, 1998 from $389.0 million for the comparable period in 1997. Acquisitions accounted for $90.7 million of the increase in net sales; excluding this impact, Playtex's base businesses grew by $33.1 million or 9% versus the comparable period in 1997.

      Net sales in the Infant Care business grew $73.6 million, or 78%, to $168.3 million for the nine months ended September 26, 1998 from $94.7 million for the comparable period in 1997. These results reflect the impact of the Infant Care brands acquired in the Acquisitions as well as continued growth in the Company's base Infant Care business. Net sales of the acquired Infant

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

Care brands for the nine months ended September 26, 1998 were $61.2 million and accounted for 83% of the increase in Infant Care net sales. The Company's base Infant Care business grew $12.4 million for the nine month period ended September 26, 1998, or 13%, predominately led by continued growth in the Company's cups and mealtime products and disposable feeding systems.

      Feminine Care net sales increased $20.7 million, or 14%, to $165.8 million for the nine months ended September 26, 1998 from $145.1 million for the comparable period in 1997. These results reflect: (i) an increase in dollar market share of 1.3% to 26.8% in the nine month period ended September 26, 1998 from 25.5% in the comparable period of 1997, (ii) a 10.7% increase in retail dollar sales in the nine month period ended September 26, 1998 compared to the comparable period of 1997, (iii) 5.6% dollar category growth in the nine month period ended September 26, 1998 over the comparable period in 1997, and (iv) relatively weak shipments to retailers in the first six months of 1997, due to high retail inventories created by earlier price-oriented promotional activities and by management's strategic decision to reduce these excess inventories by curtailing its trade discount programs.

      Sun Care net sales increased $1.7 million, or 2%, to $90.7 million for the nine months ended September 26, 1998 from $89.0 million for the comparable period in 1997.

      Household Products net sales grew $4.7 million, or 11%, to $46.3 million for the nine months ended September 26, 1998 from $41.6 million for the comparable period in 1997. Net sales of Woolite increased $3.3 million, or 16%, and accounted for 70% of the increase in Household Products net sales.

      Personal Grooming net sales grew $23.0 million, or 124%, to $41.6 million for the nine months ended September 26, 1998 from $18.6 million for the comparable period in 1997. The Personal Grooming brands acquired in the Acquisitions increased net sales for the nine month period ended September 26, 1998 by $29.4 million offsetting decreased net sales of Jhirmack products.

      Gross Profit - Gross profit increased $64.5 million, or 27%, to $303.3 million for the nine months ended September 26, 1998 from $238.8 million in the comparable period of 1997. As a percent of net sales, gross profit decreased to 59.1% in the nine month period ended September 26, 1998 from 61.4% in the comparable period of 1997 due primarily to lower overall gross margins of the brands acquired in the Acquisitions. The increase in gross profit was due primarily to the higher net sales noted previously.

      Operating Earnings - Operating earnings in the nine month period ended September 26, 1998 increased $22.8 million, or 28%, to $103.9 million from $81.1 million in the comparable period in 1997. The increase in operating earnings resulted from (i) higher net sales resulting from the brands acquired in the Acquisitions (ii) higher net sales in the Company's base businesses, primarily Feminine Care, Infant Care, and Household Products and (iii) lower operating expenses as a percent of net sales.

      Interest Expense - Interest expense grew $5.9 million, or 12%, to $54.2 million in the nine month period ended September 26, 1998 from $48.3 million in the comparable period of 1997.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

This resulted from an increase in long term debt of $74.6 million (including current obligations). The Company incurred $110.4 million of additional indebtedness due to the Acquisitions, offset by payments funded by cash generated from operations.

      Income Taxes - Income taxes increased $6.0 million, or 39%, to $21.4 million in the nine month period ended September 26, 1998 from $15.4 million in the comparable period of 1997. As a percent of pretax earnings, the Company's effective tax rate decreased 3.9% to 43.0% of pretax earnings in the nine month period ended September 26, 1998 from 46.9% in the comparable period of 1997. The favorable decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expense.

      Net Earnings Before Extraordinary Loss - Net earnings before extraordinary loss increased $10.9 million, or 63%, to $28.3 million in the nine months ended September 26, 1998 from $17.4 million in the comparable period of 1997. This increase is due to the combined effects of all of the factors described above.

Financial Condition and Liquidity

      At September 26, 1998, the Company's working capital (current assets net of current liabilities) increased by $14.1 million to $70.5 million from $56.4 million at December 27, 1997. The increase resulted primarily from (i) an increase of $28.4 million in receivables, primarily as a result of (a) higher net sales versus the fourth quarter of 1997 and (b) the Acquisitions, and (ii) an increase in the Company's cash position of $17.2 million to $20.4 million at September 26, 1998 from $3.2 million at December 27, 1997, and (iii) an increase of $7.1 million in inventories and $4.8 million in current deferred tax assets, both due principally to the Acquisitions. These working capital increases were partially offset by an increase in accrued expenses of $38.7 million primarily as a result of the Acquisitions, higher accrued advertising and sales promotions, and higher returns reserves associated with the seasonal nature of Sun Care sales. All other working capital components decreased $4.7 million.

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

      Capital expenditures for equipment and facility improvements were $9.8 million and $8.2 million for the nine months ended September 26, 1998 and September 27, 1997, respectively. These expenditures were primarily to upgrade production equipment and maintain facilities in the ordinary course of business. Capital expenditures for the twelve months ended December 26, 1998 are expected to be approximately $18 million, mostly for production related equipment and facility improvements and for projects consistent with those of prior years. The 1998 projection includes increased capital expenditures related to the acquired businesses.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

      At September 26, 1998 long-term debt (including current portion but excluding obligations due to related party) was $812.4 million versus $737.8 million at December 27, 1997, an increase of $74.6 million. The increase was as a result of debt incurred to fund the Acquisitions. In January 1998, the Company acquired PCH, Carewell and Binky. The Company increased its borrowings under the 1997 Term Loan by $100 million to fund the cash portion of the acquisition price of PCH (the Company also issued 9,257,345 shares of its Common Stock as part of the PCH acquisition) and the purchase of Carewell and Binky was financed from available borrowings under the Company's revolving credit facility. At September 26, 1998, the Company had paid down its revolving credit facility with cashflow generated from operations and has unused lines of credit (giving effect to outstanding letters of credit) under its credit facility of $114.0 million.

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

      The Company believes that it will generate sufficient cash flow from operations for working capital requirements and for anticipated capital expenditures and to make the scheduled interest and principal payments under the 1997 Term Loan and 1997 Senior Secured Credit Facilities, and interest payments on the Notes. However, the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Senior Subordinated Notes nor the $150 million principal payment due in 2004 on the 8 7/8% Unsecured Senior Notes. Accordingly, the Company will have to either refinance its obligations with respect to the Notes prior to their maturity, sell assets or raise equity capital to repay the principal amounts of the Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, sell assets or raise equity capital depends on, among other things, its financial and operating performance, which is, in part, subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      The Company will continue to regularly consider the acquisition of other companies or businesses engaged in the manufacture and distribution of related products. Such potential transactions may require substantial capital resources, which in certain circumstances would require the Company to seek additional debt and/or equity financing. As there can be no assurance that such financing will be available or if available, on terms acceptable to management, the Company's ability to expand its operations through acquisition may be restricted. However, the Company believes that capital will be available to achieve its acquisition objectives.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

      Inflation in the United States and Canada has not had a significant effect on the Company during recent periods.

      On August 13, 1998, the Company filed action in the United States District Court, District of Delaware (the "Court") seeking, among other things, a judgment declaring that the United States Patent No. 5,747,011 (the "'011 patent") (the "Complaint"), related to a "sunscreen with disappearing color indicator," and held by Schering-Plough HealthCare Products, Inc. ("S-P HealthCare"), as assigned, is invalid. On September 8, 1998, S-P HealthCare answered the Complaint denying its material allegations, and asserted a counterclaim against the Company for infringement of the '011 patent, seeking unspecified damages and injunctive relief. On October 19, 1998, S-P HealthCare moved for a preliminary injunction against the Company which would prohibit the Company from selling its Banana Boat(R) Cool Colorz(TM) Sunscreen, which allegedly infringe the '011 patent. The Company intends to vigorously pursue the claims it has asserted in the Complaint seeking declaratory relief and to vigorously defend S-P HealthCare's motion for a preliminary injunction.

Year 2000
---------

      Historically certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Such inabilities could potentially have a material adverse effect on the Company's results of operations, financial condition and cashflows.

      The Company, with the assistance of outside consultants, is addressing the Y2K issue. The Company has inventoried and assessed all date-sensitive information and transaction processing computer systems and determined that a portion of its information technology must be modified or replaced. The Company has identified the critical software and hardware installations that will be necessary to be replaced or modified and has developed a four-tiered program to deal with the Y2K issue. These tiers include: (i) network and hardware/software infrastructure, (ii) internally developed and purchased application software,
(iii) critical manufacturing and other operating systems including those that use embedded technology such as micro-controllers and microprocessors, and (iv) external relationships including customers, suppliers and service providers.

      The Company believes the complete Y2K project will be completed prior to the year 2000. However, unforeseen difficulties may arise which could adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their Y2K issues accurately, thoroughly and on time. Failure to complete the Y2K project by the year 2000 could have a material adverse affect on the Company's

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

results of operations, financial condition and cashflows.

      The Company anticipates that necessary modifications to (i) the primary network and hardware/software infrastructure will be completed during the first quarter of 1999; (ii) integration and validation testing will commence during the second quarter of 1999; and (iii) embedded chip technology such as micro-controllers and micro-processors utilized in the manufacturing or other operating systems will be updated, replaced and validated as necessary by the third quarter of 1999. The Company has initiated formal communications with its significant suppliers, customers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Y2K issues. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company. The Company anticipates that it will develop contingency plans with respect to its principal customers, suppliers and service providers by July 1999. There can be no assurance, however, that the Company will be able to predict adequately Y2K problems experienced by its suppliers, customers and service providers or the Company's ability to address these potential issues on a timely basis or to develop adequate contingency plans related thereto.

      The total cost associated with required modifications of hardware and software is not expected to be material to the Company's financial position. The Company anticipates that its total cost associated with the Y2K project will be approximately $3.9 million, including $0.6 million expended in 1997 and $1.3 million expended during the nine month period ended September 26, 1998. The remaining $2.0 million will be spent during the balance of 1998 and throughout 1999 as the Company completes the installation and testing of new or modified hardware and software. Costs related to the Y2K issue are either expensed as incurred or capitalized and have been and will be funded from operating cash flows.

      The failure to properly anticipate and correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cashflows. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, customers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, financial condition or cashflows. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      While the Company believes its efforts to address the Y2K issue will be successful in avoiding any material adverse effect on the Company's results of operations, financial condition and cashflows, investors and other interested third parties should recognize that the Company's failure to resolve Y2K issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company's operations subsequent to 1999 could be

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

significantly affected by the failure of one or more significant suppliers, customers and service providers or components of the Company's infrastructure. Adverse affects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks, and litigation related thereto. The Company believes that contingency plans will be developed prior to the year 2000 which address the most likely risks related to the Y2K problem.

      The foregoing discussion regarding Y2K project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Y2K personnel, the readiness of third parties, and the Company's ability to respond to unforeseen Y2K complications.

New Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. "Disclosures About Segments of an Enterprise and Related Information"("SFAS No. 131") establishes requirements for disclosure about operating segments in the interim financial reports and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises". The Company is in the process of evaluating the disclosure requirements.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION

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

      Reference is made to the discussion of litigation contained under the caption "Financial Condition and Liquidity" in Item 2 of this Report (Management's Discussion and Analysis of Financial Condition and Results of Operations), which is incorporated herein by such reference.

      As of the end of September 1998, there were approximately 9 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits:

      See exhibit index on Page 25 for exhibits filed with this Quarterly Report on Form 10-K

      b. Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PLAYTEX PRODUCTS, INC.


Date: November 10, 1998                         By: /s/ Michael R. Gallagher
      -----------------                             ----------------------------
                                                      Michael R. Gallagher
                                                    Chief Executive Officer


Date: November 10, 1998                         By: /s/ Michael F. Goss
      -----------------                             ----------------------------
                                                        Michael F. Goss
                                                    Executive Vice President
                                                             and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         -----------

    3(i)     Restated Certificate of Incorporation of Registrant,
             as amended                                                       *

    3(ii)    By-Laws of the Registrant, as amended through
             June 4, 1998                                                    **

    11       Statement re computation of earnings per share

    27       Financial Data Schedule

----------
* Incorporated by reference to Exhibit 3.2 to the Current Report on the Registrant on Form 8-K dated June 6, 1995.

** Incorporated by reference to Exhibit 3(b) to the Registrant Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.