Form 10-K
period 1998-12-26
PLAYTEX PRODUCTS INC
filed 1999-03-24
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 26, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

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

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                    ----------------------------------------
                    (Address of principal executive offices)

                        Telephone number: (203) 341-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered
--------------------------------------                 -----------------------
Common Stock, par value $.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

================================================================================

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

         Yes |X|     No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K |X|.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1999 was $420,136,357 (based on the closing sale price of $14 7/8 on March 17, 1999 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

      At March 17, 1999, 60,417,824 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


DOCUMENT                                                       PART OF FORM 10-K
--------                                                       -----------------

Portions of the registrant's definitive Proxy Statement (the
"Proxy Statement") for the 1999 Annual Meeting of
Stockholders to be held on May 18, 1999, which will be filed with the Securities and Exchange Commission within 120 days
after the end of the registrant's fiscal year ended December
26, 1998 pursuant to Regulation 14A.........................          III

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business..........................................................  5
Item 2.   Properties........................................................ 15
Item 3    Legal Proceedings................................................. 16
Item 4.   Submission of Matters to a Vote of Security Holders............... 16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters........................................................ 17
Item 6.   Selected Financial Data........................................... 18
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 18
Item 7A   Quantitative and Qualitative Disclosure about Market Risk......... 18
Item 8.   Financial Statements and Supplementary Data....................... 18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 19
Item 11.  Executive Compensation............................................ 19
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 19
Item 13.  Certain Relationships and Related Transactions.................... 19

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.... 19

          Signatures........................................................ 21

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Playtex Products, Inc. and its subsidiaries ("Playtex" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, price and product changes and promotional activity by competitors, the loss of a significant customer, the difficulties of integrating acquisitions, issues related to the year 2000, adverse publicity and product liability claims and dependence on key employees. The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                   TRADEMARKS

      The Company has proprietary rights to a number of trademarks important to its businesses, such as: PLAYTEX, BANANA BOAT, GENTLE GLIDE, MR. BUBBLE, WET ONES, BINACA, MOST LIKE MOTHER, BINKY, CHUBS, QUICKSTRAW, BIOSUN, DIAPARENE, DIAPER GENIE, DROP-INS, QUIK BLOK, TAN EXPRESS, NATURAL ACTION, COOLSTRAW, AVANCE, SAFE'N SURE, EAZY-FEED, WET ONES LUNCHKINS, SLIMFITS, SILK GLIDE, PORTABLES, SOOTH-A-CAINE, ACTION SPORT, COOL COLORZ, GET ON THE BOAT, LIPPOPS, BETTER OFF, BLASTERS, DENTAX, DOROTHY GRAY, HANDSAVER, STAIN SOLUTIONS, JHIRMACK, LIVING, OGILVIE, TEK, and TUSSY. The Company also owns a royalty free license in perpetuity to the WOOLITE trademark for rug an upholstery cleaning products in the United States and Canada.

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

      In 1986, IPI was the subject of a management leveraged buyout and, in 1988, the Company, which was formed by certain management investors and The Thomas H. Lee Company, acquired the Family Products business from Playtex Holdings, Inc. ("PHI"), the successor to IPI. Concurrently, Playtex Apparel, Inc. ("Apparel"), which manufactured woman's intimate apparel, was divested to a partnership owned by operating management of that business. In November 1991, Apparel was sold to Sara Lee Corporation ("Sara Lee"). There is no longer any corporate relationship between the Company and Sara Lee or Apparel, except that the Company and Apparel each own 50% of the stock of

Playtex Marketing Corporation ("Playtex Marketing"), which owns the PLAYTEX and LIVING trademarks and licenses them on a royalty-free basis in perpetuity to the Company.

      In December 1992, the Company acquired, for $5 million, a 22% common equity interest in BANANA BOAT Holding Corporation ("BBH") in conjunction with the acquisition by BBH's wholly-owned subsidiary, Sun Pharmaceuticals Corp. ("Sun"), of the assets and certain liabilities of Sun Pharmaceuticals, Ltd. BBH was controlled by Thomas H. Lee Equity Partners, L.P. and other affiliates and employees of the Thomas H. Lee Company. Sun manufactured and marketed a line of sun and skin care products in the United States and abroad under the BANANA BOAT trademark. Concurrently with its acquisition of the equity interest in BBH, the Company entered into a distribution agreement with Sun under which it began to distribute BANANA BOAT sun and skin care products for Sun from November 1993 to October 1995.

      On February 28, 1995, the Company acquired the assets of the WOOLITE Rug and Upholstery Cleaning Products ("Woolite") from Reckitt & Coleman PLC under an exclusive, royalty free trademark license in perpetuity in the United States and Canada.

      On June 6, 1995, the Company sold 20 million shares of Common Stock at a price of $9.00 per share for an aggregate purchase price of $180.0 million (the "Investment") to HWH Capital Partners, L.P., HWH Valentine Partners, L.P., and HWH Surplus Valentine Partners, L.P. (collectively, the "Investors"), each a Delaware limited partnership managed by Haas Wheat & Partners Incorporated, pursuant to a Stock Purchase Agreement, dated as of March 17, 1995, between the Company and the Investors (the "Stock Purchase Agreement"). The Investors' shares constituted approximately 40% of the Company's outstanding Common Stock at the time of the Investment and designees of the Investors were elected by the Company's stockholders as a simple majority of the Board of Directors. Concurrent with the Investment, the Company entered into a new bank credit agreement and, together with the Investment, the net proceeds were used by the Company to refinance all outstanding borrowings under the Company's prior credit agreement.

      On October 31, 1995, the Company and BBH Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company, acquired all of the issued and outstanding common shares of BBH not previously owned by the Company (the "BBH Acquisition"). Following the BBH Acquisition, the Company's equity ownership of BBH increased from 22% to 100% and the Company's interest in the operating profits from the sale of BANANA BOAT products increased to 100%. Concurrently with the BBH Acquisition, the distribution agreement between the Company and BBH was terminated. On March 22, 1996, BBH was merged with and into Sun, with Sun being the surviving corporation. The net funds expended for the BBH Acquisition included cash of $40.4 million, the retirement of $27.1 million of BBH's long term debt, the assumption of BBH's working capital facility and the payment of accrued interest and transaction fees of $4.3 million. The BBH Acquisition was financed with $34.3 million of existing cash balances and advances under the Company's previous credit facility of $37.5 million. The BBH Acquisition was accounted for as a purchase.

      On July 21, 1997, the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the Company's previous credit agreement: concurrently, the former agreement was terminated. The 1997 Refinancing included: (i) the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004 (the "Senior Notes"), (ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities (the "1997 Senior Secured Credit Facilities") in an aggregate amount of $170.0 million comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan").

1998 ACQUISITIONS

      On January 6, 1998, the Company acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash (exclusive of acquisition costs). Carewell manufactured and marketed the DENTAX line of toothbrushes, toothpaste, and dental floss for distribution through food stores, drug chains, and mass merchandisers. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, was accounted for as a purchase.

      On January 26, 1998, the Company acquired certain tangible and intangible assets related to the BINKY pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash (exclusive of acquisition costs) and the issuance of a $0.5 million note which was due and paid on July 27, 1998. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, was accounted for as an asset purchase.

      On January 28, 1998, the Company acquired Personal Care Holdings, Inc. ("PCH") for approximately $91 million in cash (exclusive of acquisition costs) and 9,257,345 shares of Common Stock. PCH manufactured and marketed a number of leading consumer product brands, including WET ONES pre-moistened towelettes, CHUBS baby wipes, OGILVIE home permanent products, BINACA breath spray and drops, MR. BUBBLE children's bubble bath products, DIAPARENE infant care products, TUSSY deodorants, DOROTHY GRAY skin care products and BETTER OFF depilatories. The cash portion of the consideration paid for PCH was financed under the 1997 Term Loan, which was amended concurrently with the PCH Transaction. The acquisition was accounted for as a purchase.

1999 ACQUISITION

      On January 29, 1999, the Company completed the acquisition of the DIAPER GENIE business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries L.P. ("Mondial") for approximately $122 million. The purchase price consisted of $72 million in cash and the issuance to Mondial of $50 million principal amount of convertible notes. The cash portion of the consideration was financed through the Company's 1997 Revolving Credit facility. The newly issued convertible notes bear interest at a rate of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of the Company's Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by the Company after January 29, 2002. The acquisition was accounted for as an asset purchase.

B. EXECUTIVE OFFICERS OF REGISTRANT

      Listed below are the executive officers of the Company as of March 17, 1999. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. The following information is furnished with respect to each of the executive officers of the Company, each of which is elected by and serves at the pleasure of the Board of Directors. Ages and positions are shown as of March 17, 1999.

Name                          Age         Position
----                          ---         --------

Michael R. Gallagher           53         Chief Executive Officer and
                                          Director
Michael F. Goss                39         Executive Vice President, Chief
                                          Financial Officer and Director
Richard G. Powers              53         President, U.S. Personal Products
                                          Division
Max R. Recone                  43         President, U.S. Consumer Products
                                          Division
James S. Cook                  47         Senior Vice President, Operations
Irwin S. Butensky, Ph.D.       63         Senior Vice President, Biomedical
                                          and Administrative Services
John D. Leahy                  45         Senior Vice President, Corporate
                                          Sales / International
Paul E. Yestrumskas            47         Vice President, General Counsel and
                                          Secretary

      MICHAEL R. GALLAGHER has been the Chief Executive Officer and a Director of the Company since 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC ("R&C") from 1994 to 1995. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994. From 1984 to 1988, Mr. Gallagher held various executive positions with the Lehn & Fink Group of Sterling Drug. From 1982 to 1984, he was Corporate Vice President and General Manager of the Household Products Division of The Clorox Company ("Clorox"). Prior to that, Mr. Gallagher had various marketing and general management assignments with Clorox and with The Procter & Gamble Company ("Proctor & Gamble"). He is presently a director of Fleet Bank N.A., the Grocery Manufacturers Association and Allergan, Inc.

      MICHAEL F. GOSS has been Executive Vice President and Chief Financial Officer of the Company since 1994. He has served as a Director of the Company since 1995. From 1992 to 1994, Mr. Goss was Treasurer and Vice President-Corporate Development of Oak Industries, Inc. ("Oak"), an electronic components company. Prior to joining Oak in 1990, Mr. Goss held various positions with The Thompson Company and Bain Capital, two private investment firms specializing in leveraged acquisitions.

      RICHARD G. POWERS has been the President of the U.S. Personal Products Division of the Company since 1996. Prior to joining the Company, Mr. Powers was President of R&C's North American Personal Products Division. From 1992 to 1995, he was Vice President of Sales for R&C, and from 1990 to 1992 he was Vice President of Marketing for R&C's Durkee-French Foods Division. From 1973 to 1990, Mr. Powers held various positions in marketing and general management at General Foods Corp.

      MAX R. RECONE has been the President of the U.S. Consumer Products Division of the Company since 1996. From 1995 to 1996, he was Vice President and Business Manager for Sun Care, Hair Care and Household Products. From 1993 to 1995, he served as Vice President-Banana Boat. From 1992 to 1993, he was Vice President-Sales of the Company. From 1990 to 1992, Mr. Recone served as Vice President/General Manager of Playtex Limited, the Company's Canadian subsidiary.

      JAMES S. COOK has been Senior Vice President, Operations of the Company since 1991. From 1990 to 1991, he was Vice President, Dover Operations of the Company. From 1988 to 1990, he was Vice President of Distribution, Logistics & Management Information Systems of the Company. From 1982 to 1988, Mr. Cook held various senior level positions in manufacturing and distribution with the Company. From 1974 to 1982, he held various manufacturing and engineering positions at Procter & Gamble.

      IRWIN S. BUTENSKY, PH.D. has been Senior Vice President, Biomedical and Administrative Services since January 1999. From 1990 to 1999, he was Senior Vice President Research and Development. From 1979 to 1990, he was Vice President of Research & Development for the Company. From 1967 to 1979, Dr. Butensky held several senior technical positions at Richardson-Vicks, Inc., his last being Director of Dermatology Research.

      JOHN D. LEAHY has been Senior Vice President, Corporate Sales / International since 1998. From 1996 until 1998, he was Vice President of Corporate Sales / International. From 1993 to 1996, he was Vice President-Sales for the Company. From 1982 to 1993, Mr. Leahy held various sales positions with the Company.

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

C. GENERAL

      The Company is a leading manufacturer and marketer of a diversified line of well-recognized branded consumer products, including PLAYTEX Infant Care products, PLAYTEX tampons, BANANA BOAT Sun Care products, PLAYTEX household latex gloves and WOOLITE rug and upholstery cleaning products. Through the acquisitions of PCH, Carewell and Binky in January 1998 ("1998 Acquisitions"), the Company acquired a number of widely-recognized branded consumer products to further strengthen its product lines, including CHUBS baby wipes, WET ONES pre-moistened towelettes, BINKY pacifiers, MR. BUBBLE children's bubble bath products, BINACA breath spray and drops, OGILVIE home permanent products and DENTAX oral care products. In 1998, approximately 89% of the Company's net sales were derived from the sale of products in which it holds the number one or two market share position.

      D. BUSINESS SEGMENTS AND PRODUCT LINES

      The following discussion of the Company's business segments and product lines focus on those segments and brands which were a part of the Company's product portfolio as of December 26, 1998 (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements which appears at pages F-4 to F-14 and at pages F-21 to F-23, respectively, of this Form 10-K). All references to market share and market share data are for the twelve month periods indicated and were obtained from the ACNielsen Corporation.

      The Company is organized in three divisions to allow management to focus on individual product lines, category management initiatives, and the efficient integration of acquired brands. The two largest divisions, the U.S. Personal Products Division and the U.S. Consumer Products Division, accounted for 89% of the Company's consolidated net sales in 1998. The third division, the International and Other Division, accounted for 11% of the Company's consolidated net sales in 1998. The Company's divisions have been designated as business segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      U.S. PERSONAL PRODUCTS DIVISION-The U.S. Personal Products Division accounted for 59% of the Company's 1998 consolidated net sales. This Division includes Feminine Care and Infant Care products sold in the United States (excluding Puerto Rico). The Infant Care product category includes the Playtex disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the 1998 Acquisitions, the following brands were added to the Company's Infant Care product category: BINKY pacifiers, MR. BUBBLE children's bubble bath, CHUBS baby wipes, DIAPARENE infant care products, and WET ONES hand and face towelettes. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX GENTLE GLIDE, SOFT COMFORT, SLIMFITS and SILK GLIDE.

      Infant Care. Infant Care accounted for approximately 50% of 1998 net sales of the U.S. Personal Products Division. The Company offers disposable feeding systems, cups and mealtime products, reusable hard bottles, pacifiers, pre-moistened towelettes and bubble bath products.

      The Company's largest Infant Care business is in infant feeding products, in which the Company held a market leading 43% dollar market share in 1998, up from 40% in 1997, 37% in 1996, and 30% in 1995. The Company is particularly strong in both the disposable feeding and the infant cup categories with 1998 dollar market shares of 82% and 68%, respectively. In the pre-moistened towelette business, the Company's WET ONES hand and face towelette brand held a 24% dollar share of the hand and face segment, while its CHUBS baby wipe brand held a 5% dollar market share in 1998.

      The Playtex disposable feeding system, introduced in 1960, was the first disposable system on the market. Since that time, Playtex has provided innovative product improvements as a healthy alternative to breast feeding. In 1996, Playtex continued to lead innovation in this category with its DROP-INS ready formed disposable bottle. Since its introduction in 1996, DROP-INS has steadily increased its market share in the disposable feeding category.

      In 1994, Playtex introduced the Spill-Proof cup. Sales of the popular 6-ounce version and a larger 9-ounce size have increased the Company's dollar market share in the infant cup category to 68% in 1998 from 29% in 1994. In 1996, the Company introduced another innovative cup product, the QUICKSTRAW cup, and in late 1997 introduced an insulated version of the QUICKSTRAW cup, the COOLSTRAW cup.

      The Company entered the baby wipe business in early 1998 with the acquisition of the CHUBS and DIAPARENE brands. This $600 million category has grown at a compound annual rate of 10% since 1992. CHUBS is best known for its patented stackable plastic boxes which can be used as large building block toys by children following their use as a baby wipe container. Both CHUBS and DIAPARENE (a lower priced brand) are known for their canister dispensers.

      The Company competes in a second category of the pre-moistened towelette business with WET ONES, the market leader in the hand and face segment of the market. These products are used by parents in applications other than diaper changing, such as cleaning up after meals or traveling away from home. Historically, WET ONES has been offered in both canister and travel pack form, but in 1998, the Company introduced new individually wrapped towelettes, called WET ONES Singles, and a second individually wrapped product targeted for children's lunch boxes called LUNCHKINS.

      The Company's acquisitions of the MR. BUBBLE children's bubble bath business and the BINKY pacifier business provide the Company with new platforms for leveraging strong Infant Care brands into new avenues for growth. MR. BUBBLE commands an 86% brand awareness level among consumers and, similarly, the Company believes the BINKY trademark is particularly well known among parents and is well suited for further growth through product line extensions, better retail merchandising and more innovative forms of consumer marketing.

      The Company's carefully designed message of quality, health and convenience is delivered in a variety of ways including a professional sampling and advertising program targeting pediatricians and pediatric nurses. Programs directed to new mothers include distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals and at home.

      Feminine Care. The Company's largest selling brand is PLAYTEX tampons, which accounted for approximately 50% of 1998 net sales of the U.S. Personal Products Division. For over 20 years, PLAYTEX tampons have been the second largest selling tampon brand in the United States.

      Tampons represented approximately 40% of the U.S. feminine sanitary protection market in 1998 and accounted for approximately $825 million in retail sales. In 1998, the tampon market grew 5% in dollar terms versus 5% in 1997 and had no growth in 1996. Company research indicates that brand loyalty rates in the tampon category are high relative to other consumer product categories. The research further suggests that women generally develop brand preferences during their adolescent years and early twenties and are likely to maintain a high degree of brand loyalty over time.

      Playtex has two major product lines in the Feminine Care category: plastic applicator tampons and cardboard applicator tampons. The plastic applicator business represented approximately 88% of the Playtex branded domestic tampon business in 1998 and is comprised of three product offerings: GENTLE GLIDE, Playtex's original plastic tampon; SLIMFITS, developed for the first-time tampon user. The SILK GLIDE brand is the Company's line of cardboard applicator tampons. This product line features a rounded-tip cardboard applicator and a unique surface coating that provides the consumer with a quality product in the cardboard applicator segment of the tampon market.

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

      In December 1997, the Company successfully launched GENTLE GLIDE Odor Absorbing, a plastic applicator tampon with an all-natural material which absorbs odors without the use of fragrance or deodorant. This introduction combined with general strength in the Company's branded tampon business has increased the Company's dollar market share in 1998 to 27% from 26% in 1997. In the fourth quarter of 1998, the Company's dollar market share increased to 28% from 25% in the fourth quarter of 1997.

      Management's long-term strategy with respect to the Feminine Care business is to continue shifting its marketing resources into more consumer-driven, brand-building activities such as advertising and product improvement to preserve the brand's premium price position and maximize cash flow from the business.

      The introductions of SLIMFITS in late 1996, GENTLE GLIDE Odor Absorbing in late 1997 and SILK GLIDE Odor Absorbing in late 1998 are examples of the Company's innovative product development and new advertising and promotional strategies. SLIMFITS were developed to appeal to a key segment of the tampon market: young teens. SLIMFITS have a softer and more narrow plastic applicator providing for greater comfort. The Company believes that SLIMFITS will build its business by encouraging young women to use tampons rather than pads at an earlier age, and by developing brand loyalty for Playtex tampons at a time when lifelong preferences are being formed. GENTLE GLIDE Odor Absorbing tampons and SILK GLIDE Odor Absorbing tampons are plastic and cardboard applicator tampons with an all natural material in the tampons that absorb odors without the use of a fragrance or deodorant. These products are designed to appeal to a large group of women who are concerned with odor protection yet reluctant to use a fragranced tampon.

      U.S. CONSUMER PRODUCTS DIVISION-The U.S. Consumer Products Division constituted 30% of the Company's 1998 consolidated net sales. This division includes Sun Care, Household Products, and Personal Grooming products sold in the 50 United States. The Sun Care business consists of an extensive line of sun care products marketed under the BANANA BOAT and BIOSUN trade names. The Household Products category includes PLAYTEX Gloves and WOOLITE rug and upholstery cleaning products. The Company's Personal Grooming product lines consisted of JHIRMACK hair care products and TEK toothbrushes. As a result of the 1998 Acquisitions, the following brands were added to the Company's Personal Grooming product category: BETTER OFF depilatories, BINACA breath spray and drops, DENTAX oral care products, DOROTHY GRAY skin care products, OGILVIE at-home permanents and TUSSY deodorant.

      Sun Care. The Company's Sun Care product lines, which accounted for 44% of 1998 net sales of the U.S. Consumer Products Division, consists of an extensive line of sun care products designed for specific uses, such as sun protection in sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. The Company also sells a variety of BANANA BOAT skin care products, including sunless tanning lotion, after-sun products, moisturizers and skin treatment formulas containing additives such as vitamin E and aloe vera gel. For 1998, the Company's Sun Care products had a 19% dollar market share versus 18% and 16% in 1997 and 1996, respectively.

      In 1998, the Sun Care category grew 3% in dollar terms versus 12% and 3% in 1997 and 1996, respectively. The Company believes that the lower category growth experienced in 1998 was due to weather related issues, including the effects of El Nino. The Company believes the growth prospects for the sun care market are favorable as a result of increasing consumer awareness of the need for sunscreen protection and consumers' desire for sun care products targeted towards their specific age and needs.

      For the 1999 season, the Company launched several new items including COOL COLORZ (see Item 3. Legal Proceedings), a new product with colored sunscreen protection, and a line of flavored lip products called LIP POPS, each targeted for the children's market. The Company also introduced a new line of TAN EXPRESS products with glitter and added a sport product to the highly successful QUIK BLOK spray line.

      The Company focuses on a number of different distribution outlets to deliver its sun care products to the consumer. BANANA BOAT is particularly strong with mass merchandisers among whom the brand held a 22% dollar market share for 1998. Another valuable part of the focused sales effort for Sun Care products is the use of more than 35 vans to call on key outlets in the southern and coastal areas of the country. This ensures product availability and selection in the key locations during the prime sun care buying season. The van operators manage product inventory at the store level, invoice customers and transmit key marketing data to the Company through a network of hand-held computers. This technology and the information it supplies provide the Company with a competitive advantage relative to its smaller competitors.

      Industry convention and the seasonal nature of the sun care business require that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the season. To better reflect the impact of potential returns, the Company provides for estimated returns in its reported operating results as sales are made throughout the year.

      Household Products. Playtex competes in two product lines of the Household Products category: household latex gloves and rug and upholstery cleaning products. These products accounted for 29% of 1998 net sales for the U.S. Consumer Products Division.

      Since the Company introduced the first household latex glove in the U.S. in 1954, PLAYTEX Gloves have held the number one market share. The Company's leadership position continued in 1998 with a 34% dollar market share of this category, up from 32% in 1994. Playtex's nationally recognized brand name, based upon its reputation for superior quality, durability and protection, provides a strong competitive advantage as the Company's primary competition is from private label and regional brands. The non-disposable household latex glove market had retail sales of approximately $110 million in 1998.

      In February 1995, Playtex acquired the assets of the WOOLITE rug and upholstery cleaning products business for $20 million. WOOLITE is the number two rug and upholstery cleaning product in the United States with a 19% dollar market share in 1998. Playtex acquired this product line because of its: (i) strong brand name; (ii) number two position in a growing category; (iii) distribution alongside gloves in food stores, drug chains and mass merchandisers; and (iv) opportunity for product line extensions and more effective marketing programs. Since acquiring the brand in 1995, the Company has introduced new, distinctive packaging to enhance communication of the product attributes to the consumer, an improved Pet Stain spray in 1996, a new foam Pet Carpet Cleaner in early 1997, and a new liquid carpet cleaning product called STAIN SOLUTIONS in early 1998.

      Personal Grooming. Prior to January 1998, the Company's Personal Grooming business consisted of JHIRMACK hair care products and TEK toothbrushes. Following the acquisitions of PCH and Carewell, this category also includes OGILVIE home hair permanents, BINACA breath freshener products, DENTAX oral care products, TUSSY deodorants, DOROTHY GRAY skin care products and BETTER OFF depilatories. In 1998, Personal Grooming contributed approximately 27% of 1998 net sales of the U.S. Consumer Products Division.

      The Company competes in the value priced end of the toothbrush business with its TEK and DENTAX brands of toothbrushes. Additionally, the Company offers value priced toothpaste and dental floss under the DENTAX brand.

      The Company's OGILVIE brand is the market leader of the $42 million market for home hair permanents with a 52% dollar market share in 1998. Because this category has declined at an annual rate of approximately 10% per year since 1992, the Company's strategy is to more aggressively consolidate the market behind its market leadership position and to prudently extend the well known OGILVIE brand into closely related hair care categories.

      The Company's BINACA brand of breath fresheners is also a well known brand. A leader in the spray segment of the market with a 34% dollar market share in 1998, this brand also competes in the more rapidly growing drops segment of the market. Recent Company research indicates that BINACA has the highest brand awareness among breath freshener users and the Company believes this brand equity can provide a platform for future growth initiatives.

      INTERNATIONAL AND OTHER DIVISION-The International and Other Division constituted 11% of the Company's 1998 consolidated net sales. The International and Other Division includes export sales, sales from the Company's Canadian subsidiary, sales in Puerto Rico and sales of private label tampons. The International and Other Division sells the majority of the Company's product lines sold in both the U.S. Personal and the U.S. Consumer Products Divisions.

E. MARKETING

      The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were $145.4 million, $114.3 million, and $119.4 million, in 1998, 1997 and 1996, respectively. As part of the Company's strategic shift to a more consumer driven marketing strategy, the Company has shifted a greater percentage of its spending to brand-building activities, such as advertising and sampling programs, and has decreased price-oriented trade spending.

      The Company believes it is responsible for, and will benefit from, the building and development of the markets in which it competes. As a result, the Company is also aggressively developing category management programs-the process of working with retailers to increase product category sales and profitability through analysis of consumer buying habits and improved merchandising techniques.

F. COMPETITION

      The markets for the Company's principal products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. The Company competes primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotion.

      The Company's competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources and less leverage than the Company.

      The Company believes that the market for consumer products will continue to be highly competitive. The level of competition may intensify in the future, including higher spending for advertising and promotion, new product initiatives and continued activity in the private label sector.

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

H. DISTRIBUTION

      The Company sells its products through direct sales personnel of approximately 180 people, independent food brokers and by exclusive distributors. Independent food brokers supplement the direct sales force in the food class of trade, primarily by providing more effective coverage at the store level. In 1998, mass merchandisers and other outlets, supermarkets, and drug stores accounted for 48%, 33%, and 19%, respectively, of the Company's net sales compared to 45%, 36%, and 19%, respectively, of the Company's net sales in 1997. In recent years, sales through mass merchandisers and price clubs, as a percentage of total sales, have increased at the expense of drug stores, while sales through supermarkets have remained generally constant.

      The field sales force makes sales presentations at the headquarters or home offices of its customers, where applicable, as well as to individual retail outlets. The sales representatives focus their efforts on selling the Company's products, providing services to its direct customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays, obtaining temporary retail price reductions from the retailer, and coordinating cooperative advertising participation.

      During 1996, Playtex restructured its domestic sales force into two separate organizations: the U.S. Personal Products Division for Feminine Care and Infant Care Products and the U.S. Consumer Products Division for Sun Care, Household Products and Personal Grooming. This structure allows the Company's sales forces to focus on individual product lines, category management initiatives and efficient integration of acquired brands.

I. RESEARCH AND DEVELOPMENT

      The Company maintains ongoing research and development programs. Approximately 80 employees are engaged in these programs, for which expenditures were $8.4 million, $8.0 million, and $7.3 million in 1998, 1997 and 1996, respectively.

J. TRADEMARKS AND PATENTS

      The Company has proprietary rights to a number of trademarks important to its businesses, such as PLAYTEX, BANANA BOAT, GENTLE GLIDE, MR. BUBBLE, WET ONES, BINACA, MOST LIKE MOTHER, BINKY, CHUBS, QUICKSTRAW, BIOSUN, DIAPARENE, DIAPER GENIE, DROP-INS, QUIK BLOK, TAN EXPRESS, NATURAL ACTION, COOLSTRAW, AVANCE, SAFE'N SURE, EAZY-FEED, WET ONES LUNCHKINS, SLIMFITS, SILK GLIDE, PORTABLES, SOOTH-A-CAINE, ACTION SPORT, COOL COLORZ, GET ON THE BOAT,

LIPPOPS, BETTER OFF, BLASTERS, DENTAX, DOROTHY GRAY, HANDSAVER, STAIN SOLUTIONS, JHIRMACK, LIVING, OGILVIE, TEK, and TUSSY. The Playtex and Living trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. The Company and Apparel each have licenses from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty free basis; Apparel's license is for apparel and apparel-related products, and the Company's license is for all other products. In all other countries, Apparel retains title to the PLAYTEX and LIVING trademarks, subject to a perpetual, royalty free license to the Company to use such trademarks for all products other than apparel products. The Company also owns a royalty free license in perpetuity to the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

      The Company also owns various patents related to certain products and their method of manufacture, including patents for the tampon wrap material, the assembly of the compact tampon, the tampon inserter, the baby nurser holder, the configuration of certain baby pacifiers, nipples, caps, and cups and formulations for certain sun care and hair care products. The patents expire at varying times, ranging from 1999 to 2014. The Company also has pending patent applications for various products and methods of manufacture relating to its tampon, nurser and toothbrush businesses. While the Company considers its patents to be important to its business, it believes that the success of its products is more dependent upon the quality of these products and the effectiveness of its marketing programs. No single patent is material to the business of the Company.

K. RAW MATERIALS AND SUPPLIERS

      The principal raw materials used by the Company in the manufacture of its products are synthetic fibers, resin-based plastics and other chemicals and certain natural materials, all of which are normally readily available. While all raw materials are purchased from outside sources, the Company is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated (See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000).

L. CUSTOMERS AND BACKLOG

      No single customer or affiliated group of customers, except Wal-Mart Stores, Inc., represented over 10% of the net sales of the Company in 1998, 1997, and 1996. For each of these periods, net sales to the Company's next three largest customers represented an aggregate of approximately 14% in 1998 and 1997, and 12% in 1996 of the total net sales of the Company. In accordance with industry practice, the Company grants credit to its customers at the time of purchase. In addition, the Company grants extended payment terms to new customers and for the initial sales of introductory products and product line extensions, and it grants extended terms on its Sun Care products due to industry convention and the seasonal nature of this business (See Note 15 of Notes to Consolidated Financial Statements).

      The Company's practice is not to accept returned goods, except for Sun Care products, which are seasonal in nature. Exceptions to this practice are authorized by management of the sales organization. Returns result primarily from Sun Care seasonal products, damage and shipping discrepancies and generally are not material to the total net sales of the Company.

      Because of the short period between order and shipment dates (generally less than one month) for most of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. EMPLOYEES AND LABOR RELATIONS

      The Company's worldwide workforce consisted of approximately 1,945 employees as of December 26, 1998, of whom approximately 160 were located outside the United States, primarily in Canada. Of the United States facilities, only the operation at Watervliet, New York, has union representation; it is organized by The Brush Workers Union Local No. 20468 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered approximately 200 workers at December 26,

1998 and expires on June 24, 2000. The Company believes that its labor relations are satisfactory and no material labor cost increases are anticipated.

N. ENVIRONMENTAL

      The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year. (See Item 3. Legal Proceedings).

ITEM 2. PROPERTIES

      The principal executive offices of the Company are located at 300 Nyala Farms Road, Westport, Connecticut 06880 and are occupied pursuant to a lease which expires in 2005. The Company operates manufacturing and distribution facilities in Dover, Delaware; Sidney, Ohio; Watervliet, New York; and Arnprior and Malton, Canada. The Company maintained a research and development facility in Paramus, New Jersey, which was leased on a month-to-month basis. In May 1997, the Company signed an agreement to lease certain office space located in Allendale, New Jersey. This facility contains 43,500 square feet and will house the Company's Research and Development group. This new lease has a term of 15 years with two five-year renewal options. The Paramus facility noted in the table below was vacated when construction of the Allendale facility was completed during the first quarter of 1999. The Company operates two facilities in Canada. The Arnprior facility, primarily a warehouse and assembly operation, is owned by the Company. The Malton facility, a warehouse and office site, is leased from Apparel. This lease expires in 2004. The lease on the Montvale, NJ facility, expiring in 2002, was acquired by the Company in the PCH acquisition and a substantial portion of the facility has been subleased, for the duration of the lease term, to a third party. For 1998, the Company's average utilization rate of manufacturing capacity was an estimated 84%.

      The following table sets forth the principal properties of the Company as of December 26, 1998, which are located in seven states, Puerto Rico and Canada:

                                                         Number        Estimated
                                                           of           Square
                                                       Facilities       Footage
                                                       ----------       -------
FACILITIES OWNED
----------------

  MANUFACTURING/OFFICE/DISTRIBUTION/WAREHOUSE
    Dover, DE........................................       3           710,000
    Watervliet, NY...................................       1           159,600
    Arnprior, Canada.................................       1            91,800
    Sidney, OH.......................................       1            54,400

FACILITIES LEASED
-----------------

  OFFICE/DISTRIBUTION/WAREHOUSE
    Dover, DE........................................       6           390,600
    Sidney, OH.......................................       3           227,200
    Malton, Canada...................................       1            72,800
    Westport, CT.....................................       1            63,100
    Allendale, NJ....................................       1            43,500
    Paramus, NJ......................................       1            33,000
    Montvale, NJ.....................................       1            19,500
    Guaynabo, PR.....................................       1            15,700
    Orlando, FL......................................       1            10,400
    Spokane, WA......................................       1             8,400

      As a result of the Mondial acquisition in January 1999, the Company now owns and operates a 187,000 square foot manufacturing facility located in Streetsboro, Ohio.

ITEM 3. LEGAL PROCEEDINGS

      Beginning in 1980, studies were published leading to the hypothesis that tampons are associated with Toxic Shock Syndrome ("TSS"). Since 1980, numerous claims have been filed against manufacturers of tampons, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to PLAYTEX tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to PLAYTEX tampons. As of the end of February 1999, there were approximately 12 pending claims, although additional claims may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, the Company is self-insured and bears the costs of defending those claims, including settlements and trials. Effective December 1, 1995, the Company obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence/$4.0 million in the aggregate, on claims occurring on or after December 1, 1995.

      The incidence rate of menstrually associated TSS among tampon users has declined significantly over the years. In 1982, the rate was reported to be between six and seventeen occurrences per 100,000 menstruating women per year. The most recent reported information as of 1989 is that the rate is approximately one occurrence per 100,000.

      Based on the Company's experience with TSS cases, its evaluation of the currently pending claims, the reported decline in the incidence of menstrually associated TSS, the federally mandated warning about TSS on and in its tampon packages and the development of case law upholding the adequacy of tampon warnings which comply with federally mandated warnings, the Company believes that there are no claims or litigation pending, including the TSS cases, which would have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

      On August 13, 1998, the Company filed an action in the United States District Court, District of Delaware (the "Court") seeking, among other things, a judgment declaring that the United States Patent No. 5,747,011 (the " '011 patent"), related to a "sunscreen with disappearing color indicator," and held by Schering-Plough HealthCare Products, Inc. ("S-P HealthCare"), as assigned, is invalid. On September 8, 1998, S-P HealthCare answered the Company's complaint denying its material allegations, and asserted a counterclaim against the Company for infringement of the '011 patent, seeking unspecified damages and injunctive relief. On October 19, 1998, S-P HealthCare moved for a preliminary injunction against the Company which would prohibit the Company from selling its BANANA BOAT COOL COLORZ Sunscreen, which allegedly infringes the '011 patent. As of March 17, 1999, the motion for preliminary injunction had not been granted. The Company intends to vigorously pursue its claims and request for declaratory relief.

      The Company is a defendant in various other legal proceedings, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company has two classes of authorized stock: (a) Common Stock, par value $.01 per share, of which 100,000,000 shares are authorized, and (b) preferred stock, par value $.01 per share, of which 50,000,000 shares are authorized. Of 100,000,000 shares of Common Stock authorized, there were 60,417,824 shares issued and outstanding and 342 holders of record of the Common Stock, as of March 17, 1999 and there were no shares of preferred stock were outstanding as of March 17, 1999. The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PYX". No cash dividends have ever been paid on the Common Stock, and the Company is restricted from paying dividends on the Common Stock by the terms of the 1997 Term Loan, the 1997 Senior Secured Credit Facilities and the indentures governing the $360 million 9% senior subordinated notes due 2003, and the Senior Notes (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Note 7 of Notes to Consolidated Financial Statements).

      The following table sets forth the high and low sale price per share of the Common Stock during the fiscal years ended December 26, 1998 and December 27, 1997 as reported by the New York Stock Exchange-Composite Transactions:

                        First           Second            Third         Fourth
                       Quarter          Quarter          Quarter        Quarter
                       -------          -------          -------        -------
Fiscal 1998
-----------
High ...............  $14 15/16         $17              $17 1/8        $16 3/4
Low ................  $ 9 7/16          $13 5/16         $10 1/8        $12 1/4

Fiscal 1997
-----------
High ...............  $11 3/4           $11 1/2          $10 1/4        $11
Low ................  $ 7 7/8           $ 9              $ 8 13/16      $ 9

      On January 29, 1999, the Company completed the acquisition of the Diaper Genie business, the leading diaper disposal system in the U.S., from privately-held Mondial for approximately $122 million. In connection with the asset purchase agreement, dated as of January 6, 1999, by and between Playtex and Mondial, the Company issued $50 million of unregistered 6% Convertible Subordinated Notes due 2004 (the "Convertible Notes") to Mondial and $72 million in cash. The newly issued Convertible Notes bear interest at a rate of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by the Company after January 29, 2002. The holders of the Common Stock issuable upon conversion of the Convertible Notes will have certain registration rights that require the Company to register those shares under the Securities Act of 1933.

      The issuance of the convertible notes was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof. Each of Mondial and its partners was either (i) an accredited investor as defined in Rule 501(a)(3),(5) or (6) under the Securities Act or (ii) had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the investment in the convertible notes; there were fewer than 35 partners who were not described in clause (i); the Company and Mondial furnished to each of such partners the information about the Company prescribed by Rule 502(b)(2)(ii) a reasonable time prior to the sale of these securities; and the Company complied with the other applicable requirements of Rules 501 and 502 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item appears at page F-3 of this Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appears at pages F-4 to F-14 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has interest rate risk associated with variable rate indebtedness. From time to time, the Company utilizes off-balance sheet financial instruments to manage market risks associated with fluctuations in interest rates. It is the Company's policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Company policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts which intentionally increase the Company's underlying exposure. Based on the Company's interest rate exposure including all variable rate indebtedness and interest rate protection agreements, as of December 26, 1998, a 1% increase in interest rates on an annualized basis would have resulted in $2.0 million of additional interest expense for the fiscal year then ended (See Note 7 of Notes to Consolidated Financial Statements and Note 16 of Notes to Consolidated Financial Statements, which appears at pages F-25 to F-27 and at page F-35, respectively, of this Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and are set forth on pages F-1 to F-51. The Independent Auditors' Report, dated February 4, 1999 and the Report of Management, dated February 4, 1999, are filed as part of this Form 10-K and are set forth on pages F-52 and F-53, respectfuly, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this Item is incorporated by reference to the information in the section entitled "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      The response to this Item is incorporated by reference to the information in the section entitled "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this Item is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this Item is incorporated by reference to the information in the section entitled "Certain Transactions" and "Executive
Compensation-Arrangements with Former Chief Executive Officer" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (A) FINANCIAL STATEMENTS

      (a)(1) The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and are set forth on pages F-15 to F-51. The Independent Auditors' Report, dated February 4, 1999, is set forth on page F-52 of this Form 10-K.

      (A)(2) FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule-Schedule II-Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K and is set forth on page 20.

      All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes to consolidated financial statements.

      (A)(3) EXHIBITS

      See Exhibit Index on Pages X-1 to X-8 for exhibits filed with this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K

      None

                             PLAYTEX PRODUCTS, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Twelve Months Ended December 26, 1998, December 27, 1997, and December 28, 1996
                                 (In thousands)

                                           BALANCE AT     ADDITIONS    NET ADDITIONS                      BALANCE
                                            BEGINNING    CHARGED TO   RESULTING FROM                      AT END
                                            OF PERIOD      INCOME      ACQUISITIONS      DEDUCTIONS(1)   OF PERIOD
                                           ----------    ----------   --------------     -------------   ---------
Receivables:
   Allowance for doubtful accounts
December 28, 1996........................   $  (2,042)     $ (325)            -             $  609       $ (1,758)
December 27, 1997........................   $  (1,758)     $  (64)            -             $  153       $ (1,669)
December 26, 1998........................   $  (1,669)     $ (243)       $  (568)           $  385       $ (2,095)

-----------

(1) Represent accounts written-off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PLAYTEX PRODUCTS, INC.


                                                By:  /s/ MICHAEL R. GALLAGHER
                                                    --------------------------
                                                       Michael R. Gallagher
                                                      Chief Executive Officer

March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 24th day of March 1999.

        Signatures                                      Title
---------------------------         --------------------------------------------


---------------------------
      Robert B. Haas                Chairman of the Board and Director


/s/ Michael R. Gallagher
---------------------------
   Michael R. Gallagher             Chief Executive Officer and Director
                                    (Principal Executive Officer)

/s/ Michael F. Goss
---------------------------
      Michael F. Goss               Executive Vice President, Chief Financial
                                    Officer and Director (Principal Financial
                                    and Accounting Officer)

---------------------------
      Richard C. Blum               Director


/s/ Michael R. Eisenson
---------------------------
    Michael R. Eisenson             Director


/s/ Timothy O. Fisher
---------------------------
     Timothy O. Fisher              Director


---------------------------
     C. Ann Merrifield              Director


---------------------------
     Jeffrey W. Ubben               Director


/s/ Wyche H. Walton
---------------------------
      Wyche H. Walton               Director


/s/ Douglas D. Wheat
---------------------------
     Douglas D. Wheat               Director


---------------------------
     Kenneth F. Yontz               Director

                             PLAYTEX PRODUCTS, INC.

                       1998 ANNUAL REPORT TO STOCKHOLDERS

                             PLAYTEX PRODUCTS, INC.
                       1998 ANNUAL REPORT TO STOCKHOLDERS

                                      INDEX

                                                                      PAGE(S)
                                                                   ------------

PART I--FINANCIAL INFORMATION

Selected Financial Data........................................... F-3

Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................... F-4 to F-14

Consolidated Financial Statements................................. F-15 to F-18

Notes to Consolidated Financial Statements........................ F-19 to F-51

PART II--OTHER INFORMATION

Independent Auditors' Report...................................... F-52

Report of Management.............................................. F-53

Other Information................................................. F-54 to F-55

                             PLAYTEX PRODUCTS, INC.

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                                TWELVE MONTHS ENDED
                                                    ---------------------------------------------------------------------------
                                                    DECEMBER 26,   DECEMBER 27,     DECEMBER 28,  DECEMBER 30,     DECEMBER 31,
                                                        1998           1997             1996          1995             1994
                                                    ------------   ------------     ------------  ------------     ------------
INCOME STATEMENT DATA:
    Net sales ....................................    $ 669,613     $ 500,632        $ 498,742     $ 483,581        $ 473,275
    Gross profit .................................      392,058       304,652          306,230       295,452          306,674
    Operating expenses, excluding
       amortization of intangibles ...............      243,288       192,056          194,184       195,457          166,799
    Amortization of intangibles ..................       17,336        12,894           12,846        11,268           10,181
    Write-off of intangible assets ...............           --            --               --         6,441               --
    Operating earnings ...........................      131,434        99,702           99,200        82,286          129,694
    Interest expense, net ........................       71,518        64,470           64,860        71,361           76,153
    Earnings (loss) available to common
       stockholders ..............................    $  34,230     $  14,653(1)     $  18,199     $  (5,161)(2)    $  28,384(3)
    Earnings (loss) per share available to
       common stockholders:
       Basic .....................................    $     .58     $     .29        $     .36     $    (.12)       $     .97
       Diluted ...................................    $     .57     $     .29        $     .36     $    (.12)       $     .97
    Earnings before extraordinary loss and
       preferred stock dividends .................    $  34,230     $  18,731        $  18,199     $   2,774        $  29,547
    Earnings per share before extraordinary
       loss and preferred stock dividends:
       Basic .....................................    $     .58     $     .37        $     .36     $     .07        $    1.01
       Diluted ...................................    $     .57     $     .37        $     .36     $     .07        $    1.01
    Weighted average common shares outstanding:
       Basic .....................................       59,486        50,923           50,883        42,309           29,212
       Diluted ...................................       60,411        51,006           50,939        42,342           29,213
BALANCE SHEET DATA (AT PERIOD END):
    Working capital ..............................    $  78,548     $  56,402        $   6,522     $  28,637        $  17,623
    Total assets .................................      899,221       652,558          660,331       682,861          599,400
    Total long-term debt, excluding due to
       related party .............................      811,750       737,800          739,700       790,050          875,700
    Stockholders' equity (deficit) ...............    $(140,975)    $(268,063)       $(282,727)    $(300,976)       $(465,997)

-----------

(1) Includes the effect of extraordinary loss of $4.1 million (net of $2.3 million of income tax benefit) related to the early extinguishment of debt in connection with the 1997 Refinancing. See Note 11 of Notes to Consolidated Financial Statements.

(2) Includes the effect of extraordinary loss of $7.9 million (net of $5.2 million of income tax benefit) related to the early extinguishment of the Company's senior indebtedness.

(3)   Includes dividends on preferred stock of $1.2 million.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and notes thereto, presented on pages F-15 through F-51 hereof.

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

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      BASIS OF MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company is organized in three divisions to allow management to focus more effectively on individual product lines, category management initiatives, and the efficient integration of acquired brands (see Note 4 of Notes to Consolidated Financial Statements). The two largest divisions, the U.S. Personal Products Division and the U.S. Consumer Products Division, constituted 89% of the Company's consolidated net sales in 1998. The third division, the International and Other Division, constituted 11% of the Company's consolidated net sales in 1998. The Company's divisions have been designated as business segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      The U.S. Personal Products Division constituted 59% of the Company's 1998 consolidated net sales. This Division includes Feminine Care and Infant Care products sold in the 50 United States. The Infant Care product category includes the Playtex(R) disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the 1998 Acquisitions, the following brands were added to the Company's Infant Care product category: Binky(R) pacifiers, Mr. Bubble(R) children's bubble bath, Chubs(R) baby wipes, DIAPARENE(R) infant care products, and Wet Ones(R) hand and face towelettes. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex Gentle Glide(R), Soft Comfort(R), Slimfits(R) and Silk Glide(R).

      The U.S. Consumer Products Division constituted 30% of the Company's 1998 consolidated net sales. This Division includes Sun Care, Household Products, and Personal Grooming products sold in the 50 United States. The Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat(R) and BioSun(R) trade names. The Household Products category includes PLAYTEX Gloves and Woolite(R) rug and upholstery cleaning products. The Company's Personal Grooming business consisted of Jhirmack(R) hair care products and Tek(R) toothbrushes. As a result of the 1998 Acquisitions, the following brands were added to the Company's Personal Grooming product category: Better Off(R) depilatories, Binaca(R) breath spray and drops, Dentax(R) oral care products, Dorothy Gray(R) skin care products, Ogilvie(R) at-home permanents and Tussy(R) deodorant.

      The International and Other Division constituted 11% of the Company's 1998 consolidated net sales. The International and Other Division includes export sales, sales from the Company's Canadian subsidiary, sales in Puerto Rico and sales of private label tampons. The International and Other Division sells the majority of the Company's product sold in both the U.S. Personal and U.S. Consumer Products Divisions.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth the principal divisional product lines and certain related data for 1998 (dollars in millions):

                                                                                              1998       PERCENT OF
PRODUCT LINE                                             1998 PRINCIPAL BRAND NAMES         NET SALES     NET SALES
------------                                      --------------------------------------    ---------     ---------
U.S. Personal Products Division:
   Infant Care..................................  PLAYTEX, CHUBS, WET ONES, BINKY,
                                                    MR. BUBBLE                              $  197.5            29%
   FEMININE CARE................................  PLAYTEX                                      198.0            30%
                                                                                            --------         ------
     TOTAL U.S. PERSONAL PRODUCTS DIVISION......                                               395.5            59%
U.S. CONSUMER PRODUCTS DIVISION:
   SUN CARE.....................................  BANANA BOAT, BIOSUN                           88.0            13%
   HOUSEHOLD PRODUCTS...........................  PLAYTEX, WOOLITE                              58.3             9%
   PERSONAL GROOMING............................  OGILVIE, BINACA, JHIRMACK, TEK, DENTAX        53.2             8%
                                                                                            --------         ------
     Total U.S. Consumer Products Division......                                               199.5            30%
International and Other.........................                                                74.6            11%
                                                                                            --------         ------
     Total......................................                                            $  669.6           100%
                                                                                            ========         ======

      The Company evaluates a division's performance based on its product contribution excluding general corporate expense allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by management to evaluate the results of the divisions. The Company does not segregate assets, amortization, capital expenditures, or interest income and interest expense to divisions. Although allocated to the divisions, depreciation is not a measurement used by management to evaluate the performance of the divisions.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents a consolidated view of the Company's results and where appropriate also provides insight to the key indicators of the division's performance.

TWELVE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO
   TWELVE MONTHS ENDED DECEMBER 27, 1997

      Consolidated Net Sales--Consolidated net sales in 1998 increased $169.0 million, or 34%, to $669.6 million from $500.6 million in 1997. The 1998 Acquisitions accounted for $123.0 million of the increase in net sales. Excluding the impact of the 1998 Acquisitions, the Company's net sales grew by $46.0 million or more than 9% compared to 1997.

      U.S. PERSONAL PRODUCTS DIVISION--Net sales in 1998 increased $118.4 million, or 43%, to $395.5 million from $277.1 million in 1997. The 1998 Acquisitions accounted for $72.3 million of the increase in net sales. Excluding the impact of the 1998 Acquisitions, the net sales of the U.S. Personal Products Division grew by $46.1 million, or 17%, compared to 1997.

      Net sales of Infant Care products increased $90.4 million, or 84%, to $197.5 million from $107.1 million in 1997. These results reflect the impact of the Infant Care brands acquired in the 1998 Acquisitions and continued growth in the Company's base Infant Care product line. Net sales of the acquired Infant Care brands were $72.3 million. Net sales of the Company's pre-acquisition Infant Care product line consisting of infant feeding and soothing products increased by $18.1 million, or 17% over the comparable period in 1997. These results reflect: (i) an increase in the Company's dollar market share in the infant feeding category of 2.2 points to 42.6% in 1998 from 40.4% in 1997 and
(ii) an 8.5% dollar increase in the infant feeding category. The Company's retail takeaway grew 14.4% during the same period.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Net sales of Feminine Care products increased $28.0 million, or 16%, to $198.0 million from $170.0 million in 1997. In December 1997, the Company successfully launched GENTLE GLIDE Odor Absorbing, a plastic applicator tampon with an all-natural material, which absorbs odors without the use of fragrance or deodorant. This introduction combined with general strength in the Company's branded tampon business increased the Company's dollar market share 1.5 points in 1998 to 27.0% from 25.5% in 1997. The tampon category, in dollars, grew 5.2% in 1998 and the Company's retail takeaway grew 11.6%. Shipments to retailers in the first half of 1997 were negatively impacted by high retail inventories created by earlier price-oriented promotional activity and by management's strategic decision to reduce these excess inventories by curtailing its trade discount programs.

      U.S. CONSUMER PRODUCTS DIVISION--Net sales in 1998 increased $43.8 million, or 28%, to $199.5 million from $155.7 million in 1997. The 1998 Acquisitions accounted for $39.2 million of the increase in net sales. Excluding the impact of the 1998 Acquisitions, net sales of the U.S. Consumer Products Division grew by $4.6 million, or 3%, compared to 1997.

      Net sales of Sun Care products increased $3.5 million, or 4%, to $88.0 million from $84.5 million in 1997. This growth was attributable to strong distribution techniques, improved shelf placement at key retailers and targeted, highly efficient merchandising and marketing programs. The Company's Sun Care line continued to gain market share. The Company's dollar market share grew to 18.7% in 1998 from 18.1% in 1997. The sun care category, in dollars, grew 3.2% for the year, while the Company's retail takeaway increased 6.6% in 1998.

      Net sales of Household Products increased $6.7 million, or 13%, to $58.3 million from $51.6 million in 1997. These results reflect: (i) an increase in WOOLITE dollar market share of 0.9 points to 19.2% in 1998 from 18.3% in 1997 and (ii) category growth in latex gloves of 6.7%. The Company is the leader in the latex gloves category.

      Net sales of Personal Grooming increased $33.6 million, or 171%, to $53.2 million from $19.6 million in 1997. The Personal Grooming brands acquired in the 1998 Acquisitions increased net sales by $39.2 million offsetting a decrease in net sales of Jhirmack products.

      INTERNATIONAL AND OTHER DIVISION--Net sales in 1998 increased $6.8 million, or 10%, to $74.6 million from $67.8 million in 1997. The 1998 Acquisitions accounted for $11.5 million of the increase in net sales. Excluding the impact of the 1998 Acquisitions, net sales for International and Other Division decreased by $4.7 million, or 7%, compared to 1997. The reasons for the decrease, were as follows: lower reported net sales due to unfavorable foreign currency translation adjustments for the Company's Canadian subsidiary, lower net sales associated with the Company's private label tampon business, and general uncertainty in certain international markets including South America and Asia.

      Consolidated Gross Profit--Consolidated gross profit increased $87.4 million, or 29%, to $392.1 million from $304.7 million in 1997. As a percent of net sales, gross profit decreased 2.3 points, to 58.6% from 60.9% in 1997 due primarily to lower overall gross margins for acquired brands. The dollar increase in gross profit was primarily due to the higher net sales noted previously.

      Consolidated Product Contribution--Consolidated product contribution increased $56.3 million, or 30%, to $246.7 million from $190.4 million in 1997. As a percent of net sales, product contribution decreased 1.2%, to 36.8% from 38.0% due primarily to lower overall gross margins for the acquired brands. The product contribution dollar increase was primarily due to the higher net sales noted previously.

      U.S. PERSONAL PRODUCTS DIVISION--Product contribution in 1998 increased $46.3 million, or 38%, to $166.8 million from $120.5 million in 1997. As a percent of net sales, product contribution decreased 1.3 points, to 42.2% from 43.5% in 1997.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      U.S. CONSUMER PRODUCTS--Product contribution in 1998 increased $13.0 million, or 26%, to $63.9 million from $50.9 million in 1997. As a percent of net sales, product contribution decreased 0.7 points, to 32.0% from 32.7% in 1997.

      INTERNATIONAL AND OTHER--Product contribution in 1998 increased $1.2 million, or 6%, to $23.0 million from $21.8 million in 1997. As a percent of net sales, product contribution decreased 1.4 points, to 30.8% from 32.2% in 1997.

      In all three divisions, the increase in product contribution was primarily the result of the higher net sales previously noted and the decline in product contribution as a percent of net sales was due primarily to lower gross margins for the acquired brands.

      Consolidated Operating Earnings--Consolidated operating earnings increased $31.7 million, or 32%, to $131.4 million from $99.7 million in 1997. The increase in operating earnings resulted from (i) higher net sales resulting from the 1998 Acquisitions, (ii) higher net sales in the Company's pre-acquisition product lines, and (iii) lower operating expenses as a percent of net sales.

      Consolidated Interest Expense--Consolidated interest expense increased $7.0 million, or 11%, to $71.5 million from $64.5 million in 1997. This resulted from an increase in long-term debt of $74.0 million (including current obligations). The Company incurred $110.4 million of additional indebtedness in conjunction with the 1998 Acquisitions. Repayments funded by cash generated from operations partially offset the increase in long-term debt associated with the 1998 Acquisitions.

      Consolidated Income Taxes--Consolidated income taxes increased $9.2 million, or 56%, to $25.7 million from $16.5 million in 1997. As a percent of pretax earnings, the Company's effective tax rate decreased 3.9 points to 42.9% of pretax earnings from 46.8% of pretax earnings in 1997. The decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expenses.

      Consolidated Net Earnings--Consolidated net earnings before extraordinary loss increased approximately 83%, or $15.5 million, to $34.2 million from $18.7 million in 1997. This increase is due to the combined effects of all of the factors described above.

TWELVE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO
   TWELVE MONTHS ENDED DECEMBER 28, 1996

      Consolidated Net Sales--Consolidated net sales in 1997 were $500.6 million, an increase of $1.9 million, or less than 1%, from $498.7 million in 1996.

      U.S. PERSONAL PRODUCTS DIVISION--Net sales in 1997 decreased $7.6 million, or 3%, to $277.1 million from $284.7 million in 1996, primarily as the result of decreased net sales of Feminine Care products as explained below, offset in part by increased net sales of Infant Care products.

      Net sales of Infant Care increased $14.1 million, or 15%, to $107.1 million in 1997 from $93.0 million in 1996. The growth in Infant Care product lines was due to: (i) successful new product launches, (ii) increased distribution, (iii) continued market share gains for the Playtex businesses, and
(iv) continued category growth.

      Net sales of Feminine Care decreased $21.7 million, or 11%, to $170.0 million from $191.7 million in 1996. The Company's shipments to retailers in the first half of 1997 were negatively impacted by high retail inventories created by earlier price-oriented promotional activity and by management's strategic decision to reduce these excess inventories by curtailing its trade discount programs. During the first half of 1997, shipments of Feminine Care products fell 22% compared to the prior year. During the same period in 1997, retail sales of the Company's products exceeded the Company's shipments

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

by 90 million tampons, indicating that retailers reduced their inventories of PLAYTEX tampons by approximately six weeks worth of sales. The Company believes that trade inventories returned to more normal levels by mid-year 1997 given that: (i) shipments in the second half of 1997 were even with the same period in 1996 and 30% higher than shipments in the first half of 1997 and (ii) shipments and retail sales in the second half of 1997 were in greater balance with one another. Furthermore, retail sales of PLAYTEX tampons in the second half of 1997 increased 12% over the same period in 1996, the result of both higher market shares and overall category growth.

      U.S. CONSUMER PRODUCTS DIVISION--Net sales in 1997 increased $10.9 million, or 8%, to $155.7 million from $144.8 million in 1996. This increase was attributable to strong sales growth of Sun Care products as explained below, offset in part by lower Household Products and Personal Grooming net sales.

      Net sales of Sun Care increased $20.1 million, or 31%, to $84.5 million from $64.4 million in 1996. The growth was due to: (i) successful new product launches, (ii) increased distribution, (iii) continued market share gains for the Playtex businesses, and (iv) continued category growth.

      Net sales of Household Products decreased $5.2 million, or 9%, to $51.6 million from $56.8 million in 1996. The decrease was due, in part, to a change in pricing strategy for Playtex Gloves which resulted in both lower reported revenue offset by lower trade spending compared to 1996. In addition, the introduction of a new competitor in the carpet cleaning business negatively impacted sales of WOOLITE during the year.

      Net sales of Personal Grooming declined by $4.0 million, or 17%, to $19.6 million from $23.6 million in 1996. The decline is attributable to the strategic decision on the part of the Company to reduce ineffective trade spending associated with the JHIRMACK brand and to maximize the cash flow generated by the brand.

      INTERNATIONAL AND OTHER DIVISION--Net sales in 1997 decreased $1.5 million, or 2%, to $67.8 million from $69.3 million in 1996. The reasons for this decrease were as follows: a decrease in Canadian net sales and a decrease in net sales of the Company's private label tampon business, offset in part by an increase in export net sales.

      Consolidated Gross Profit--Consolidated Gross profit decreased $1.5 million, or 1%, to $304.7 million for 1997 compared to $306.2 million for 1996. The gross profit margin decreased to 60.9% for the 1997 fiscal year compared to 61.4% for the prior fiscal year. The decrease in gross profit in fiscal 1997 was attributable primarily to the mix of products sold, offset in part, by marginally higher sales.

      Consolidated Product Contribution--Consolidated product contribution increased $3.5 million, or 2%, to $190.4 million from $186.9 million in 1996. As a percent of net sales, product contribution increased 0.5%, to 38.0% from 37.5% due primarily to the same factors that impacted gross profit and lower advertising and sales promotion expenses.

      U.S. PERSONAL PRODUCTS DIVISION--Product contribution in 1997 decreased $1.6 million, or 1%, to $120.5 million from $122.1 million in 1996. As a percent of net sales, product contribution increased 0.6 points, to 43.5% from 42.9% due primarily to lower advertising and sales promotion expenses and to the mix of products sold.

      U.S. CONSUMER PRODUCTS DIVISION--Product contribution in 1997 increased $4.9 million, or 11%, to $50.9 million from $46.0 million in 1996. As a percent of net sales, product contribution increased 1.0 points, to 32.7% from 31.7% due to lower advertising and sales promotion expenses and to the mix of products sold.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      INTERNATIONAL AND OTHER DIVISION--Product contribution in 1997 decreased $0.8 million, or 4%, to $21.8 million from $22.6 million in 1996. As a percent of net sales, product contribution decreased 0.4 points, to 32.2% from 32.6% due primarily to the mix of products sold.

      Consolidated Operating Earnings--Consolidated operating earnings increased $0.5 million, or 1%, to $99.7 million for 1997 compared to $99.2 million for 1996. Contributing to this increase was lower trade spending in line with the Company's consumer oriented marketing strategy. For fiscal 1997, trade spending was $8.0 million, or 12%, lower than in fiscal 1996. The lower trade spending was offset by higher consumer spending, up $2.9 million compared to fiscal 1996, lower gross profit of $1.5 million as noted above, and increased selling, distribution, research, and administrative expenses which were collectively $3.0 million higher than fiscal 1996.

      Consolidated Interest Expense--Consolidated interest expense of $64.5 million for fiscal 1997 decreased $0.4 million, or less than 1%, from $64.9 million in 1996.

      Consolidated Income Taxes--Consolidated income taxes increased $0.4 million, or 2%, to $16.5 million from $16.1 million in 1996. As a percent of pretax earnings, the Company's effective tax rate decreased 0.2 points to 46.8% of pretax earnings from 47.0% of pretax earnings in 1996. The decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expenses.

      Consolidated Extraordinary Loss--In July 1997, the Company refinanced its senior credit agreement. The Company recorded an extraordinary loss of $4.1 million (net of income tax benefit of $2.3 million) for costs and expenses related to the write-off of the unamortized portion of the deferred financing costs associated with the previous credit agreement.

      Consolidated Net Earnings--As a result of the factors noted above, net earnings were $14.7 million in 1997 compared to $18.2 million in 1996.

FINANCIAL CONDITION AND LIQUIDITY

      At December 26, 1998, the Company's working capital (current assets net of current liabilities) increased to $78.5 million from $56.4 million at December 27, 1997. The increase resulted primarily from (i) an increase of $36.3 million in receivables, primarily as a result of higher net sales compared to the fourth quarter of 1997 and the impact of the 1998 Acquisitions, and (ii) an increase of $16.3 million in inventories and $6.8 million in current deferred tax assets, both due principally to the 1998 Acquisitions. These working capital increases were partially offset by an increase in accrued expenses of $21.2 million primarily as a result of the 1998 Acquisitions. All other working capital components decreased $16.1 million.

      The Company's product lines, with the exception of Sun Care, generally have not been seasonal. However, Sun Care product sales are highly seasonal, with 80 to 90 percent of sales occurring in the first six months of the year. This seasonality requires increased inventory to support the selling season and the extended credit terms which are typical in the sun care industry result in higher receivables for the Company.

      Capital expenditures for equipment and facility improvements were $16.4 million, $9.0 million and $9.7 million for the twelve months ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively. These expenditures were used primarily to upgrade production equipment and maintain facilities in the ordinary course of business. Capital expenditures for 1999 are expected to be approximately $20.0 million, mostly for production related equipment and facility improvements and for projects consistent with those of the prior years. The 1999 projection includes increased capital expenditures related to the acquisition of the Diaper Genie(R) business in January 1999.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      On July 21, 1997, the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the Company's previous credit agreement; concurrently, the former agreement was terminated.

      The 1997 Refinancing included: (i) the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004 (the "Senior Notes"),
(ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan") and (iii) senior secured credit facilities of $170.0 million (the "1997 Senior Secured Credit Facilities") comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan").

      At December 26, 1998, long-term debt (including current portion but excluding obligations due to related party) was $811.8 million compared to $737.8 million at December 27, 1997 an increase of $74.0 million. The increase was as a result of debt incurred to fund the 1998 Acquisitions. In January 1998, the Company acquired PCH, Carewell, and Binky. The Company increased its borrowings under the 1997 Term Loan by $100 million to fund the cash portion of the acquisition price of PCH (the Company also issued 9,257,345 shares of its Common Stock as part of the PCH acquisition) and the purchase of Carewell and Binky was financed from available borrowings under the Company's revolving credit facility. At December 26, 1998, the Company had paid down in its entirety its revolving credit facility with cash generated from operations and has unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Revolving Credit Facility of $114.0 million.

      Terms of the 1997 Senior Secured Credit Facilities and the 1997 Term Loan require the Company to meet certain financial covenants and ratios and also include conditions or restrictions on new indebtedness and liens, major acquisitions or mergers, capital expenditures and disposition of assets, certain dividends and other distributions, and prepayment and modification of indebtedness or equity capitalization. The 9% Senior Subordinated Notes and the Senior Notes (collectively, the "Notes") also contain restrictions and requirements with regard to similar matters. Under the terms of these debt instruments, payment of cash dividends on the Common Stock of the Company is restricted.

      The Company believes that it will generate sufficient cash flow from operations for working capital, capital expenditures and to make the scheduled interest and principal payments under the 1997 Term Loan and the 1997 Senior Secured Credit Facilities, and interest payments on the Notes. However, the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Senior Subordinated Notes or the $150 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, the Company will have to either refinance its obligations with respect to the Notes prior to their maturity, or raise equity capital to repay the principal amounts of the Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, or raise equity capital depends on its financial and operating performance, which is, in part, subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      On January 29, 1999, the Company completed the acquisition of the DIAPER GENIE business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries L.P. ("Mondial") for approximately $122 million. The purchase price consisted of $72 million in cash and the issuance to Mondial of $50 million principal amount of convertible notes. The cash portion of the consideration was financed through the Company's 1997 Revolving Credit facility. The newly issued convertible notes bear a rate of interest of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of the Company's Common Stock. The conversion price is approximately $19.15 per share. The convertible notes will mature in 2004 and are callable by the Company after January 29, 2002.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company will continue to regularly consider the acquisition of other companies or businesses engaged in the manufacture and distribution of related products. Such potential transactions may require substantial capital resources, which would in certain circumstances require the Company to seek additional debt or equity financing. As there can be no assurance that such financing will be available, the Company's ability to expand its operations through acquisition may be restricted. However, the Company believes that capital will be available to achieve its acquisition objectives.

      Inflation in the United States and Canada has not had a significant effect on the Company during recent periods.

      On August 13, 1998, the Company filed an action in the United States District Court, District of Delaware (the "Court") seeking, among other things, a judgment declaring that United States Patent No. 5,747,011 (the " '011 patent"), related to a "sunscreen with disappearing color indicator," and held by Schering-Plough HealthCare Products, Inc. ("S-P HealthCare"), as assigned, is invalid. On September 8, 1998, S-P HealthCare answered the Company's complaint denying its material allegations, and asserted a counterclaim against the Company for infringement of the '011 patent, seeking unspecified damages and injunctive relief. On October 19, 1998, S-P HealthCare moved for a preliminary injunction against the Company which would prohibit the Company from selling its BANANA BOAT Cool Colorz(TM) sunscreen, which allegedly infringes the '011 patent. As of March 23, 1999 the motion for preliminary injunction had not been granted. The Company intends to vigorously pursue its claim and request for declaratory relief.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company beginning in fiscal year 2000. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. The Company is currently evaluating the effect this Statement will have on its financial position and results from operations.

      In 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1999. The Company will adopt this SOP in 1999 and does not expect it to have a material impact on its financial position and results from operations.

      Additionally in 1998, AcSEC issued SOP 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for the Company for fiscal years beginning after December 15, 1998. Start-up activities are broadly defined as one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The effect of the adoption is required to be accounted for as a cumulative effect of change in accounting principle. The Company is currently evaluating the effect this SOP will have on its financial position and results from operations.

YEAR 2000

      Historically certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Such inabilities could potentially have a material adverse effect on the Company's results of operations, financial condition and cash flows.

      The Company, with the assistance of outside consultants, is addressing the Y2K issue. The Company has inventoried and assessed all date-sensitive information and transaction processing computer systems and determined that a portion of its information technology must be modified or replaced. The Company has identified the critical software and hardware installations that need to be replaced or modified and has developed a four-tiered program to deal with the Y2K issue. These tiers include: (i) network and hardware/software infrastructure, (ii) internally developed and purchased application software,
(iii) critical manufacturing and other operating systems including those that use embedded technology such as micro-controllers and micro-processors, and (iv) external relationships including customers, suppliers and service providers.

      The Company believes the complete Y2K project will be completed prior to the year 2000. However, unforeseen difficulties may arise which could adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on whom the Company relies will resolve their Y2K issues accurately, thoroughly and on time. Failure to complete the Y2K project by the year 2000 could have a material adverse affect on the Company's results of operations, financial condition and cash flows.

      The Company anticipates that necessary modifications to (i) the primary network and hardware/software infrastructure will be completed during the first quarter of 1999; (ii) integration and validation testing will commence during the second quarter of 1999; and (iii) embedded chip technology such as micro-controllers and micro-processors utilized in manufacturing or other operating systems will be updated, replaced and validated as necessary by the third quarter of 1999. The Company has initiated formal communications with its significant suppliers, customers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Y2K issues. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company. The Company anticipates that it will develop contingency plans with respect to its principal customers, suppliers and service providers by July 1999. There can be no assurance, however, that the Company will be able to predict adequately Y2K problems experienced by its suppliers, customers and service providers or the Company's ability to address these potential issues on a timely basis or to develop adequate contingency plans related thereto.

      The total cost associated with required modifications of hardware and software is not expected to be material to the Company's financial position. The Company anticipates that its total cost associated with the Y2K project will be approximately $3.9 million, including $0.6 million expended in 1997, $2.2 million expended in 1998 and $1.1 million estimated to be spent in 1999. Costs related to addressing the Y2K issues are either expensed as incurred or capitalized as appropriate. All Y2K related costs have been and will be funded from operating cash flows.

      The failure to properly anticipate and correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cash flows. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, customers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, financial condition or cash flows. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      While the Company believes its efforts to address the Y2K issue will be successful in avoiding any material adverse effect on the Company's results of operations, financial condition and cash flows, investors and other interested third parties should recognize that the Company's failure to resolve Y2K issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the failure of significant suppliers, customers and service providers, or one or more components of the Company's infrastructure, could significantly affect the Company's operations subsequent to 1999. Adverse affects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks, and litigation related thereto. The Company believes that contingency plans will be developed prior to the year 2000, which address the most likely risks related to the Y2K problem.

      The foregoing discussion regarding Y2K project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Y2K personnel, the readiness of third parties, and the Company's ability to respond to unforeseen Y2K complications.

                             PLAYTEX PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                                                  TWELVE MONTHS ENDED
                                                                                     ----------------------------------------------
                                                                                     DECEMBER 26,      DECEMBER 27,     DECEMBER 28,
                                                                                         1998              1997             1996
                                                                                     -----------       -----------      -----------
Net sales........................................................................    $   669,613       $   500,632      $   498,742
Cost of sales....................................................................        277,555           195,980          192,512
                                                                                     -----------       -----------      -----------
    Gross profit.................................................................        392,058           304,652          306,230
                                                                                     -----------       -----------      -----------
Operating expenses:
    Advertising and sales promotion..............................................        145,379           114,279          119,380
    Selling, distribution and research...........................................         73,266            58,657           56,776
    Administrative...............................................................         24,643            19,120           18,028
    Amortization of intangibles..................................................         17,336            12,894           12,846
                                                                                     -----------       -----------      -----------
        Total operating expenses.................................................        260,624           204,950          207,030
                                                                                     -----------       -----------      -----------
           Operating earnings....................................................        131,434            99,702           99,200
Interest expense including related party interest expense of $12,150, net of related party interest income
    of $12,003 for all periods presented.........................................         71,518            64,470           64,860
                                                                                     -----------       -----------      -----------
           Earnings before income taxes and extraordinary loss...................         59,916            35,232           34,340
Income taxes.....................................................................         25,686            16,501           16,141
                                                                                     -----------       -----------      -----------
           Earnings before extraordinary loss....................................         34,230            18,731           18,199
Extraordinary loss on early extinguishment of debt,
    net of $2,344 tax benefit ...................................................             --            (4,078)              --
                                                                                     -----------       -----------      -----------
           Net earnings..........................................................    $    34,230       $    14,653      $    18,199
                                                                                     ===========       ===========      ===========
Earnings per share--Basic:
    Before extraordinary loss....................................................    $       .58       $       .37      $       .36
    Net earnings.................................................................    $       .58       $       .29      $       .36
Earnings per share--Diluted:
    Before extraordinary loss....................................................    $       .57       $       .37      $       .36
    Net earnings.................................................................    $       .57       $       .29      $       .36
Weighted average shares outstanding:
    Basic........................................................................         59,486            50,923           50,883
    Diluted......................................................................         60,411            51,006           50,939

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                       DECEMBER 26,     DECEMBER 27,
                                                                                           1998             1997
                                                                                       -----------      -----------
                                    ASSETS
Current assets:
    Cash..........................................................................     $     6,871      $     3,231
    Receivables, less allowance for doubtful accounts.............................         103,185           66,876
    Inventories...................................................................          58,790           42,500
    Deferred income taxes.........................................................          14,650            7,806
    Other current assets..........................................................           5,650            4,949
                                                                                       -----------      -----------
          Total current assets....................................................         189,146          125,362
Net property, plant and equipment.................................................          78,906           54,810
Intangible assets, net:
    Goodwill......................................................................         430,228          337,157
    Patents, trademarks and other.................................................         101,364           34,835
Deferred financing costs..........................................................          16,448           16,751
Due from related party............................................................          80,017           80,017
Other noncurrent assets...........................................................           3,112            3,626
                                                                                       -----------      -----------
          Total assets............................................................     $   899,221      $   652,558
                                                                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................................     $    38,298      $    24,512
    Accrued expenses..............................................................          59,981           38,827
    Income taxes payable..........................................................           8,444            4,121
    Current maturities of long-term debt..........................................           3,875            1,500
                                                                                       -----------      -----------
          Total current liabilities...............................................         110,598           68,960
Long-term debt....................................................................         807,875          736,300
Due to related party..............................................................          78,386           78,386
Other noncurrent liabilities......................................................          14,049           13,563
Deferred income taxes.............................................................          29,288           23,412
                                                                                       -----------      -----------
          Total liabilities.......................................................       1,040,196          920,621
                                                                                       -----------      -----------
Stockholders' equity:
    Common stock, $0.01 par value, authorized 100,000,000 shares, issued
       60,401,822 shares at December 26,1998 and
       50,941,812 shares at December 27,1997......................................             604              509
    Additional paid-in capital....................................................         518,179          424,706
    Retained earnings (deficit)...................................................        (656,835)        (691,065)
    Foreign currency translation adjustment.......................................          (2,923)          (2,213)
                                                                                       -----------      -----------
          Total stockholders' equity..............................................        (140,975)        (268,063)
                                                                                       -----------      -----------
          Total liabilities and stockholders' equity..............................     $   899,221      $   652,558
                                                                                       ===========      ===========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                                        FOREIGN
                                                                          ADDITIONAL     RETAINED       CURRENCY
                                                             COMMON        PAID-IN       EARNINGS     TRANSLATION
                                                              STOCK        CAPITAL      (DEFICIT)      ADJUSTMENT       TOTAL
                                                             ------      -----------   -----------    -----------    -----------
Balance, December 30, 1995.................................  $  509      $   424,217   $  (723,917)    $  (1,785)    $  (300,976)
Net earnings...............................................      --               --        18,199            --          18,199
Foreign currency translation adjustment....................      --               --            --           (10)            (10)
                                                                                                                     -----------
   Comprehensive earnings..................................                                                               18,189
Stock issued to employees exercising stock options.........      --               60            --            --              60
                                                             ------      -----------   -----------     ---------     -----------
      Balance, December 28, 1996...........................     509          424,277      (705,718)       (1,795)       (282,727)
Net earnings...............................................      --               --        14,653            --          14,653
Foreign currency translation adjustment....................      --               --            --          (418)           (418)
                                                                                                                     ------------
   Comprehensive earnings..................................                                                               14,235
Stock issued to employees exercising stock options.........      --              429            --            --             429
                                                             ------      -----------   -----------     ---------     -----------
      Balance, December 27, 1997...........................     509          424,706      (691,065)       (2,213)       (268,063)
Net earnings...............................................      --               --        34,230            --          34,230
Foreign currency translation adjustment....................      --               --            --          (710)           (710)
                                                                                                                     -----------
   Comprehensive earnings..................................                                                               33,520
Stock issued to employees exercising stock options.........       2            2,149            --            --           2,151
Stock issued in conjunction with business acquisition......      93           91,324            --            --          91,417
                                                             ------      -----------   -----------     ---------     -----------
      Balance, December 26, 1998...........................  $  604      $   518,179   $  (656,835)    $  (2,923)    $  (140,975)
                                                             ======      ===========   ===========     =========     ===========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (In thousands, except share and per share data)

                                                                                            TWELVE MONTHS ENDED
                                                                              ----------------------------------------------
                                                                              DECEMBER 26,      DECEMBER 27,     DECEMBER 28,
                                                                                  1998              1997             1996
                                                                              -----------       -----------      -----------
Cash flows from operations:
    Net earnings .........................................................    $    34,230       $    14,653      $    18,199
    Non-cash items included in earnings:
       Extraordinary loss, net of tax benefit.............................             --             4,078               --
       Amortization of intangibles........................................         17,336            12,894           12,846
       Amortization of deferred financing costs...........................          2,995             2,163            2,089
       Depreciation.......................................................          9,690             7,520            8,929
       Deferred income taxes..............................................          6,244             5,493            6,842
       Other, net.........................................................             36               249               48
    Changes in working capital items, net of effects of acquisitions:
         Increase in receivables..........................................        (24,003)           (2,894)          (5,963)
         Decrease (increase) in inventories...............................            254            (4,863)          11,553
         Increase in other current assets.................................           (696)             (948)            (420)
         Increase (decrease) in accounts payable..........................          7,064           (11,619)          16,074
         Decrease in accrued expenses.....................................         (4,687)          (14,791)         (12,794)
         Increase in income taxes payable.................................          4,323             1,843            3,689
         Increase (decrease) in accrued interest..........................            431             3,090             (788)
                                                                              -----------       -----------      -----------
           Net cash flows from operations.................................         53,217            16,868           60,304
Cash flows used for investing activities:
    Purchases of property, plant and equipment............................        (16,405)           (9,004)          (9,740)
    Businesses acquired...................................................       (106,581)               --               --
                                                                              -----------       -----------      -----------
           Net cash flows used for investing activities...................       (122,986)           (9,004)          (9,740)
Cash flows provided by (used for) financing activities:
    Net (repayments) borrowings under working capital credit facilities...        (23,550)           23,550           (2,850)
    Long-term debt borrowings.............................................        100,000           355,000               --
    Long-term debt repayments.............................................         (2,500)         (380,450)         (47,500)
    Payment of financing costs............................................         (2,692)           (9,367)              --
    Issuance of shares of common stock....................................          2,151               429               60
    Other, net............................................................             --                --               (9)
                                                                              -----------       -----------      -----------
           Net cash flows provided by (used for) financing activities.....         73,409           (10,838)         (50,299)
Increase (decrease) in cash...............................................          3,640            (2,974)             265
Cash at beginning of period...............................................          3,231             6,205            5,940
                                                                              -----------       -----------      -----------
Cash at end of period.....................................................    $     6,871       $     3,231      $     6,205
                                                                              ===========       ===========      ===========
Supplemental disclosures of cash flow information
    Cash paid during the periods for:
      Interest............................................................    $    68,092       $    59,217      $    63,559
      Income taxes, net of refunds........................................    $    14,753       $     9,165      $     5,610

      In connection with the acquisition of Personal Care Holdings, Inc., the Company issued 9,257,345 shares of Common Stock with a value of $9.875 per share, aggregating $91,417.

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Playtex Products, Inc. and all of its subsidiaries ("Playtex" or the "Company"). All significant intercompany balances have been eliminated.

      INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include material, labor and manufacturing overhead.

      NET PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and depreciation is provided on the straight-line method over the estimated useful lives of the respective asset. The estimated useful lives for significant fixed asset classes is as follows: land improvements range from 4 to 20 years, building and improvements range from 4 to 30 years, machinery and equipment range from 3 to 12 years, and furniture and fixtures range from 5 to 8 years. Repair and maintenance costs ($6.4 million in 1998, $5.2 million in 1997 and $5.5 million in 1996) are expensed as incurred; renewals and betterments are capitalized.

      INTANGIBLE AND LONG-LIVED ASSETS--Intangible assets include goodwill, which represents costs in excess of net assets of businesses acquired, patents, and trademarks. Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years. The Company systematically reviews the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. The Company systematically reviews the recoverability of the other long-lived assets by comparing their unamortized carrying value to their related anticipated undiscounted future cash flows. Any impairment related to goodwill or other long-lived assets is measured by reference to the assets' fair market value. Impairments are charged to expense when such determination is made.

      DEFERRED FINANCING COST--Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. Such costs, net of accumulated amortization, amounted to $16.4 million and $16.8 million at December 26, 1998 and December 27, 1997, respectively.

      INCOME TAXES--Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting basis using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.

      FOREIGN CURRENCY TRANSLATION--Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year-end exchange rates and revenues and expenses have been translated using weighted average-for-the-year exchange rates. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders' equity titled "Foreign currency translation adjustment".

      INTEREST RATE PROTECTION AGREEMENTS--The Company selectively enters into interest rate protection agreements to reduce the impact of interest rate changes on its variable rate indebtedness. The interest rate protection agreements involve exchanges of floating for fixed rate interest payments without the exchange of the underlying notional amount. The Company may also use interest rate caps, which limit net interest expense if interest rates rise above a defined level. The differential, which was not material in any of the years presented, was paid or received as interest rates change and was accounted for on the accrual basis as an adjustment to interest expense. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss.

      The Company does not enter into interest rate protection agreements for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with parties that have at least a "A" (or equivalent) credit rating. The counterparties to these instruments are major financial institutions.

                             PLAYTEX PRODUCTS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      EARNINGS PER SHARE--The Company calculates basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. For the periods presented, stock options outstanding under the Company's 1994 Stock Option Plan are the only potentially dilutive instrument that caused the diluted weighted average shares outstanding to increase over the basic weighted average shares outstanding. The Company utilizes the treasury stock method to determine the dilutive impact of potentially exercised stock options.

      USE OF ESTIMATES--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from those estimates.

      RECLASSIFICATIONS--For comparative purposes, certain amounts have been reclassified to conform to the current year presentation.

2. 1998 ACQUISITIONS

      On January 6, 1998, the Company acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash (exclusive of acquisition costs). Carewell manufactured and marketed the Dentax(R) line of toothbrushes, toothpaste, and dental floss for distribution through food stores, drug chains, and mass merchandisers. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, was accounted for as a purchase.

      On January 26, 1998, the Company acquired certain tangible and intangible assets related to the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash (exclusive of acquisition costs) and the issuance of a $0.5 million note, which was due and paid on July 27, 1998. The acquisition, which was financed with borrowings under the Company's 1997 Revolving Credit Facility, was accounted for as a purchase.

      On January 28, 1998, the Company acquired Personal Care Holdings, Inc. ("PCH") for approximately $91 million in cash (exclusive of acquisition costs) and 9,257,345 shares of Common Stock. PCH manufactured and marketed a number of leading consumer product brands, including Wet Ones(R) pre-moistened towelettes, CHUBS(R) baby wipes, Ogilvie(R) home permanent products, Binaca(R) breath spray and drops, Mr. Bubble(R) children's bubble bath products, Diaparene(R) infant care products, Tussy(R) deodorants, Dorothy Gray(R) skin care products and Better Off(R) depilatories. The cash portion of the consideration paid for PCH was financed under the 1997 Term Loan, which was amended concurrently with the PCH transaction. The acquisition was accounted for as a purchase.

      The following consolidated unaudited pro forma results of operations for the Company's 1997 fiscal year assume the acquisitions of PCH, BINKY, and Carewell (the "1998 Acquisitions") occurred as of December 29, 1996. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the 1998 Acquisitions been consummated as of December 29, 1996, nor of future operating results (in thousands, except per share data).

                             PLAYTEX PRODUCTS, INC.

2. 1998 ACQUISITIONS (CONTINUED)

                                                                TWELVE MONTHS
                                                                    ENDED
                                                                DECEMBER 27,
                                                                    1997
                                                                -------------
Net sales.....................................................   $   635,544
Earnings before extraordinary items...........................        17,940
Net earnings..................................................        13,862
Earnings per share--(Basic and Diluted):
    Before extraordinary items................................   $       .30
    Net earnings..............................................   $       .23
Weighted average shares outstanding:
    Basic.....................................................        60,180
    Diluted...................................................        60,263

      In connection with the 1998 Acquisitions, the Company accrued for certain direct costs as part of the purchase price allocations. These costs include $3.6 million for costs to exit activities of the acquired companies, $2.1 million of costs to involuntarily terminate employees of the acquired companies, and $0.2 million to relocate employees of the acquired companies. As of December 26, 1998, the Company has incurred $1.9 million of costs associated with involuntary terminations, $1.4 million of costs associated with exit activities and $0.1 million associated with relocating employees of the acquired companies. As of December 26, 1998, the Company's remaining acquisition liability of $2.5 million relates primarily to lease obligations.

3. COMPREHENSIVE EARNINGS

      The Company adopted SFAS No. 130 "Reporting Comprehensive Income" at the beginning of fiscal year 1998. The only component of comprehensive earnings that impacts the Company is foreign currency translation adjustments. Such amount is presented net of income taxes of $533 thousand, $367 thousand, and $9 thousand for the years ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

BUSINESS SEGMENTS

      The Company is organized in three divisions: the U.S. Personal Products Division, the U.S. Consumer Products Division, and the International and Other Division. The Company's divisions have been designated as business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This divisional structure allows management to focus on individual product lines, category management initiatives and efficient integration of acquired brands. The two largest divisions, the U.S. Personal Products Division and the U.S. Consumer Products Division constituted 89% of the Company's 1998 consolidated net sales. All of the sales in these two divisions are within the 50 United States. The third division, International and Other Division constituted 11% of the Company's 1998 consolidated net sales. Net sales from the International and Other Division are derived from: export sales, sales of the Company's Canadian subsidiary, sales in Puerto Rico and sales of private label tampons. The International and Other Division sell the majority of the Company's products sold in both the U.S. Personal and U.S. Consumer Products Divisions.

      The U.S. Personal Products Division constituted 59% of the Company's 1998 consolidated total net sales. This Division includes Infant Care and Feminine Care products sold in the 50 United States. The Infant Care product category

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

includes the Playtex(R) disposable nurser system, cups and mealtime products, reusable hard bottles and pacifiers. As a result of the 1998 Acquisitions, the following brands were added to the Company's Infant Care product category: BINKY pacifiers, MR. BUBBLE children's bubble bath, CHUBS baby wipes, DIAPARENE infant care products, and WET ONES hand and face towelettes. The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex(R) Gentle Glide(R), Soft Comfort(R), Slimfits(R) and Silk Glide(R).

      The U.S. Consumer Products Division constituted 30% of the Company's 1998 consolidated net sales. This Division includes Sun Care, Household Products, and Personal Grooming brands sold in the 50 United States. The Sun Care category consists of an extensive line of sun care products marketed under the Banana Boat(R) and BioSun(R) trade names. The Household Products category includes Playtex Gloves and Woolite(R) rug and upholstery cleaning products. The Company's Personal Grooming category consisted of Jhirmack(R) hair care products and Tek(R) toothbrushes. As a result of the 1998 Acquisitions, the following brands were added to the Company's Personal Grooming product category: BETTER OFF depilatories, BINACA breath spray and drops, DENTAX oral care products, DOROTHY GRAY skin care products, OGILVIE at-home permanents and TUSSY deodorant.

      The Company evaluates division performance based on the division's product contribution excluding general corporate allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by management to evaluate the results of the divisions. The Company does not segregate assets, amortization, capital expenditures, or interest income and interest expense to its divisions. (dollars in thousands):

                                                                        TWELVE MONTHS ENDED
                                    -------------------------------------------------------------------------------------------
                                          DECEMBER 26, 1998               DECEMBER 27, 1997              DECEMBER 28, 1996
                                    -----------------------------   -----------------------------   ---------------------------
                                        NET            PRODUCT          NET             PRODUCT         NET           PRODUCT
                                       SALES        CONTRIBUTION       SALES         CONTRIBUTION      SALES       CONTRIBUTION
                                    -----------     ------------    -----------      ------------   -----------    ------------
U.S. Personal Products..........    $   395,505      $   166,811    $   277,137       $  120,484    $   284,710     $  122,075
U.S. Consumer Products..........        199,552           63,927        155,715           50,920        144,767         45,964
International and Other.........         74,556           22,961         67,780           21,828         69,265         22,605
Unallocated Charges (1).........             --           (7,020)            --           (2,859)            --         (3,794)
                                    -----------      -----------    -----------       ----------    -----------     ----------
    Total Consolidated..........    $   669,613          246,679    $   500,632          190,373    $   498,742        186,850
                                    ===========                     ===========                     ===========
Reconciliation to
    operating earnings:
Selling, distribution
and research....................                          73,266                          58,657                        56,776
Administrative..................                          24,643                          19,120                        18,028
Amortization of intangibles.....                          17,336                          12,894                        12,846
                                                     -----------                      ----------                    ----------
    Operating earnings..........                     $   131,434                      $   99,702                    $   99,200
                                                     ===========                      ==========                    ==========

-----------

(1) Certain unallocated corporate charges such as business license taxes and product liability insurance that are included in consolidated gross margin, but not included in the evaluation of the division's performance.

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

      Although allocated to the divisions, depreciation is not a measurement used by management to evaluate the performance of the divisions (dollars in thousands):

                                                                        TWELVE MONTHS ENDED
                                                           ---------------------------------------------
                                                           DECEMBER 26,     DECEMBER 27,    DECEMBER 28,
                                                               1998             1997            1996
                                                           ------------     ------------    ------------
U.S. Personal Products..................................    $    5,416       $     3,489     $    4,405
U.S. Consumer Products..................................         1,466               850          1,250
International and Other.................................         1,176             1,342          1,225
                                                            ----------       -----------     ----------
    Depreciation included in product contribution.......         8,058             5,681          6,880
Depreciation not allocated to divisions.................         1,632             1,839          2,049
                                                            ----------       -----------     ----------
    Consolidated depreciation...........................    $    9,690       $     7,520     $    8,929
                                                            ==========       ===========     ==========

GEOGRAPHIC AREA INFORMATION

      Net sales and associated product contribution represents sales to unaffiliated customers only. Intergeographic sales and transfers between geographic areas are nominal and have not been disclosed separately. Net sales and associated product contribution within the United States includes all 50 states and territories under its control. Corporate charges that are not allocated to divisions (see preceding table) are included in product contribution for the United States. International net sales and associated product contribution represents business activity outside of the United States and territories under its control.

                                                                       TWELVE MONTHS ENDED
                                 ----------------------------------------------------------------------------------------------
                                       DECEMBER 26, 1998                DECEMBER 27, 1997                 DECEMBER 28, 1996
                                 ----------------------------     ----------------------------     ----------------------------
                                     NET            PRODUCT           NET            PRODUCT           NET            PRODUCT
                                    SALES        CONTRIBUTION        SALES        CONTRIBUTION        SALES        CONTRIBUTION
                                 -----------     ------------     -----------     ------------     -----------     ------------
United States.................   $   609,866      $   227,359     $   448,995      $   173,054     $   445,869      $   167,078
International.................        59,747           19,320          51,637           17,319          52,873           19,772
                                 -----------      -----------     -----------      -----------     -----------      -----------
    Total.....................   $   669,613      $   246,679     $   500,632      $   190,373     $   498,742      $   186,850
                                 ===========      ===========     ===========      ===========     ===========      ===========

      Identifiable assets by geographic area represent those assets that are used in the Company's operations in each area.

                                                                                                   DECEMBER 26,     DECEMBER 27,
Identifiable Assets                                                                                    1998             1997
-------------------                                                                                -----------      -----------
United States.................................................................................     $   885,538      $   642,085
International.................................................................................          13,683           10,473
                                                                                                   -----------      -----------
    Total.....................................................................................     $   899,221      $   652,558
                                                                                                   ===========      ===========

                             PLAYTEX PRODUCTS, INC.

5. BALANCE SHEET COMPONENTS

      The components of certain balance sheet accounts are as follows (in thousands):

                                                   DECEMBER 26,    DECEMBER 27,
                                                       1998            1997
                                                    ---------       ---------

Receivables ....................................    $ 105,280       $  68,545
Less allowance for doubtful accounts ...........       (2,095)         (1,669)
                                                    ---------       ---------
      Net ......................................    $ 103,185       $  66,876
                                                    =========       =========
Inventories:
    Raw materials ..............................    $  17,722       $  14,866
    Work in process ............................          763             845
    Finished goods .............................       40,305          26,789
                                                    ---------       ---------
      Total ....................................    $  58,790       $  42,500
                                                    =========       =========
Net property, plant and equipment:
    Land .......................................    $   1,435       $   1,190
    Buildings ..................................       30,000          24,650
    Machinery and equipment ....................      130,000         103,767
                                                    ---------       ---------
                                                      161,435         129,607
    Less accumulated depreciation ..............      (82,529)        (74,797)
                                                    ---------       ---------
      Net ......................................    $  78,906       $  54,810
                                                    =========       =========

Goodwill .......................................    $ 553,443       $ 446,607
Less accumulated amortization ..................     (123,215)       (109,450)
                                                    ---------       ---------
      Net ......................................    $ 430,228       $ 337,157
                                                    =========       =========

Patents, trademarks and other ..................    $ 119,769       $  49,669
Less accumulated amortization ..................      (18,405)        (14,834)
                                                    ---------       ---------
      Net ......................................    $ 101,364       $  34,835
                                                    =========       =========

Deferred financing costs .......................    $  23,042       $  20,350
Less accumulated amortization ..................       (6,594)         (3,599)
                                                    ---------       ---------
      Net ......................................    $  16,448       $  16,751
                                                    =========       =========

Accrued expenses:
    Advertising and sales promotion ............    $  22,580       $  13,480
    Employee compensation and benefits .........       11,917           7,808
    Interest ...................................        9,053           8,622
    Insurance ..................................        3,038           2,945
    Other ......................................       13,393           5,972
                                                    ---------       ---------
      Total ....................................    $  59,981       $  38,827
                                                    =========       =========

6. DUE FROM RELATED PARTY

      Playtex Investment Corp., a wholly-owned subsidiary of the Company, is the holder of $40 million aggregate principal amount of 15% debentures (the "Apparel Debenture") issued by Playtex Apparel Partners, L.P. (the "Apparel Partnership") in connection with its 1988 acquisition of Playtex Apparel, Inc. Interest on the Apparel Debenture is payable

                             PLAYTEX PRODUCTS, INC.

6. DUE FROM RELATED PARTY (CONTINUED)

annually in cash on each December 15. However, with respect to any such interest amount payable prior to maturity, Apparel Partnership may elect and elected for periods through December 15, 1993 to make such payments in additional Apparel Debentures. For the periods ended after December 15, 1993, the Apparel Partnership paid in cash the accrued interest. Principal and any unpaid accrued interest are due in cash on December 15, 2003. The obligations of the Apparel Partnership are nonrecourse to the partners of the Apparel Partnership. The assets of the Apparel Partnership are Sara Lee Corporation common stock with a market value at December 26, 1998 and December 27, 1997 of approximately $7.9 and $8.4 million, respectively, cash of approximately $0.2 million and $0.3 million, respectively, and the Company's 15 1/2% Subordinated Notes (see Note
8). The Company believes that the Apparel Debenture represents the only material liability of the Apparel Partnership.

7. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                   DECEMBER 26,    DECEMBER 27,
                                                       1998            1997
                                                   -----------     -----------
1997 Credit Agreement:
    Term A Loan...............................     $    55,000     $    55,000
    Revolving Credit Facility.................              --          23,550
    Term Loan.................................         246,750         149,250

8 7/8% Senior Notes due 2004..................         150,000         150,000
9% Senior Subordinated Notes due 2003.........         360,000         360,000
                                                   -----------     -----------
                                                       811,750         737,800
    Less current maturities...................          (3,875)         (1,500)
                                                   -----------     -----------
       Total long-term debt...................     $   807,875     $   736,300
                                                   ===========     ===========

      On July 21, 1997, the Company completed a refinancing of its senior indebtedness (the "1997 Refinancing") designed to increase its financial and operational flexibility. The 1997 Refinancing included: (i) the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004 (the "Senior Notes"), (ii) a $150.0 million senior secured term loan due September 15, 2003 (the "1997 Term Loan"), and (iii) senior secured credit facilities (the "1997 Senior Secured Credit Facilities") of $170.0 million comprised of a $115.0 million revolving credit facility (the "1997 Revolving Credit Facility") and a $55.0 million term loan facility (the "1997 Term A Loan"). The 1997 Term Loan and the 1997 Senior Secured Credit Facilities are known collectively as the 1997 Credit Agreement ("1997 Credit Agreement"). In connection with the Company's acquisition of PCH on January 28, 1998 (see Note 2), the Company increased its borrowings under the 1997 Term Loan by $100.0 million.

      The 1997 Revolving Credit Facility matures on June 15, 2003 and commitments thereunder are automatically and permanently reduced by (i) $5.0 million on December 15, 2000 and June 15, 2001, (ii) $7.0 million on December 15, 2001 and June 15, 2002, and (iii) $8.0 million on December 15, 2002 and June 15, 2003. The 1997 Term A Loan requires a reduction in commitment amounts of $1.4 million in fiscal 1999, $7.6 million in fiscal 2000, $15.1 million in fiscal 2001, $19.9 million in fiscal 2002, and $11.0 million in fiscal 2003. The Term Loan provides for quarterly repayment of principal of $625,000 from March 15, 1998 through June 15, 2003. The remaining principal balance on the Term Loan, expected to be $235.5 million, is due on September 15, 2003.

      The net proceeds from the 1997 Refinancing were used to retire the indebtedness outstanding under the Company's prior credit agreement originated in 1995. Concurrently, this credit agreement was terminated. Fees and expenses associated

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT (CONTINUED)

with the 1997 Refinancing and the incremental borrowings associated with the 1997 Term Loan of $10.0 million and $2.7 million, respectively, are amortized over the term of the associated financial instruments.

      The rates of interest on borrowings under the 1997 Credit Agreement are, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the associated credit agreement. Quarterly commitment fees of three-eighths of one percent on the unutilized portion of the 1997 Revolving Credit Facility and an agency fee of approximately $0.1 million per annum are also required. At December 26, 1998 and December 27, 1997, the weighted average interest rate on the Company's variable rate indebtedness was 6.66% and 7.38%, respectively. In addition, the weighted average interest rates on the Company's variable rate indebtedness were 7.09%, 7.35% and 7.35% for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively. At December 26, 1998, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Revolving Credit Facility amounted to $114.0 million.

      The provisions of the 1997 Senior Secured Credit Facilities require the Company to meet certain financial covenants and ratios and also include limitations or restrictions on: indebtedness and liens; major acquisitions or mergers; capital expenditures; disposition of assets; certain dividends and other distributions; and prepayment and modification of all indebtedness or equity capitalization. The 9% senior subordinated notes due 2003 in an aggregate principal amount of $360.0 million (the "9% Notes"), the Senior Notes and the 1997 Term Loan also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on the common stock of the Company is restricted. Certain wholly owned subsidiaries of the Company are guarantors of the 9% Notes and the Senior Notes (see Note 18).

      On February 2, 1994, the Company issued $360.0 million aggregate principal of the 9% Notes. The interest on the 9% Notes is payable in cash semi-annually on each June 15 and December 15. Principal of the 9% Notes is due on December 15, 2003.

      The Company periodically uses financial instruments to manage the impact of interest rate changes on earnings and cash flows. Accordingly, from time to time, the Company enters into interest rate protection agreements to hedge portions of its variable rate indebtedness. Based on the Company's interest rate exposure including all variable-rate indebtedness and interest rate protection agreements, as of December 26, 1998, a 1% increase in interest rates on an annualized basis would have resulted in $2.0 million of additional interest expense for the fiscal year then ended. The Company does not enter into financial instruments for trading or speculative purposes.

      On August 26, 1997, the Company entered into an interest rate cap agreement, under which, for a one-year period commencing November 28, 1997, the London Interbank Offered Rate ("LIBOR") with respect to $100.0 million of the Company's variable rate outstanding indebtedness was capped at 6.5% per annum (the "Cap Rate"). The agreement provided for quarterly payments by the counterparty to the extent that LIBOR, as determined on the quarterly reset dates, exceeded the Cap Rate. This agreement effectively capped the Company's annual rate of interest on $100.0 million of variable rate indebtedness at 8.00%, after giving effect to the 1.50% spread as provided for in the 1997 Term Loan. The interest rate cap agreement expired on November 28, 1998.

      On July 21, 1998, the Company entered into an interest rate swap agreement whereby, for a four-year period commencing July 23, 1998, the LIBOR rate with respect to $100.0 million of the Company's variable rate outstanding indebtedness has been swapped for a fixed rate of 5.455%. This agreement effectively fixes the annual rate of interest on $100.0 million of variable rate indebtedness at 6.955%, after giving effect to the 1.50% spread as provided for in the 1997 Term Loan. The Company, at its sole discretion, may cancel this agreement on any monthly reset date occurring on or after July 23, 2000 upon two days prior written notice to the counterparty.

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT (CONTINUED)

      Aggregate annual maturities of the Company's long-term debt for the next five years and thereafter as of December 26, 1998 are as follows (in millions):
$3.9 in fiscal 1999, $10.1 in fiscal 2000, $17.6 in fiscal 2001, $22.4 in fiscal
2002, $607.8 in fiscal 2003, and $150.0 thereafter.

8. DUE TO RELATED PARTY

      Due to related party consists of 15 1/2% Subordinated Notes held by the Apparel Partnership. Interest on the 15 1/2% Subordinated Notes is payable annually in cash on each December 15. However, with respect to any such interest amount payable prior to maturity, the Company may elect and elected for periods through December 15, 1993 to make such payments in additional 15 1/2% Subordinated Notes. For the periods ended after December 15, 1993, the Company paid in cash the accrued interest. Principal and any unpaid accrued interest on the 15 1/2% Subordinated Notes are payable in cash on December 15, 2003.

9. INCOME TAXES

      The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities, as adjusted for the impact of the 1998 Acquisitions. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.

      Earnings before income taxes and extraordinary loss are as follows (in thousands):

                                             TWELVE MONTHS ENDED
                               ------------------------------------------------
                               DECEMBER 26,      DECEMBER 27,      DECEMBER 28,
                                   1998              1997              1996
                               ------------      ------------      ------------
U.S. .....................       $58,682           $35,129           $32,650
Foreign ..................         1,234               103             1,690
                                 -------           -------           -------
    Total ................       $59,916           $35,232           $34,340
                                 =======           =======           =======

                             PLAYTEX PRODUCTS, INC.

8. INCOME TAXES (CONTINUED)

      The Company's provisions for income taxes for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996 are as follows (in thousands):

                                             TWELVE MONTHS ENDED
                                ----------------------------------------------
                                DECEMBER 26,     DECEMBER 27,     DECEMBER 28,
                                    1998             1997             1996
                                ------------     ------------     ------------
Current:
  Federal ....................    $ 17,568         $ 10,197         $  7,851
  State and local ............       1,242              600              553
  Foreign ....................         632              211              895
                                  --------         --------         --------
                                    19,442           11,008            9,299
Deferred:
  Federal ....................       6,177            4,939            6,851
  State and local ............          34              516              311
  Foreign ....................          33               38             (320)
                                  --------         --------         --------
                                     6,244            5,493            6,842
                                  --------         --------         --------
    Total ....................    $ 25,686         $ 16,501         $ 16,141
                                  ========         ========         ========

      Taxable and deductible temporary differences and tax credit carryforwards which give rise to the Company's deferred tax assets and liabilities at December 26, 1998 and December 27, 1997 are as follows (in thousands):

                                                     DECEMBER 26,   DECEMBER 27,
                                                         1998           1997
                                                     ------------   ------------
Deferred tax assets:
  Allowances and reserves not currently deductible..    $13,838       $ 9,356
  Net operating loss carryforwards .................      7,404         5,302
  Postretirement benefits reserve ..................      3,495         2,915
  Other ............................................      1,006           806
                                                        -------       -------
    Total ..........................................    $25,743       $18,379
                                                        =======       =======
Deferred tax liabilities:
  Deferred gain on sale of business ................    $14,298       $14,650
  Property, plant and equipment ....................     12,574        10,126
  Trademarks .......................................     10,458         5,980
  Undistributed earnings of foreign subsidiary .....      2,515         2,622
  Other ............................................        536           607
                                                        -------       -------
    Total ..........................................    $40,381       $33,985
                                                        =======       =======

      Undistributed earnings of the Company's Canadian subsidiary for which U.S. income taxes have not been provided were approximately $4.1 million at December 26, 1998. Such undistributed earnings are expected to be permanently reinvested in the Canadian subsidiary.

      The Company has available net operating loss carryforwards ("NOLs") of $20.8 million at December 26, 1998 that expire in years 2005 through 2012. These NOLs, primarily related to operations of Banana Boat Holdings, PCH, and Carewell prior to their acquisition by the Company, can be utilized by the Company, with certain limitations, on its federal, state and local tax returns. The Company expects to utilize these NOLs prior to their expiration. The benefit realized from these NOLs was $3.0 million, $0.9 million, and $0.9 million for the fiscal years ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

                             PLAYTEX PRODUCTS, INC.

9. INCOME TAXES (CONTINUED)

      The Company's tax provision differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

                                                                TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 26,    DECEMBER 27,    DECEMBER 28,
                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Expected federal income tax at statutory rates ...     $ 20,971        $ 12,331        $ 12,019
Amortization and write-off of intangible assets ..        4,414           3,618           3,618
State and local income taxes .....................          829             725             562
Other, net .......................................         (528)           (173)            (58)
                                                       --------        --------        --------
    Total tax provision ..........................     $ 25,686        $ 16,501        $ 16,141
                                                       ========        ========        ========

10. COMMON STOCK

      During 1994, the Company established a long-term incentive plan (the "1994 Stock Option Plan") under which awards of incentive stock options, nonqualified stock options and stock appreciation rights ("SARs") may be granted to directors and key employees of the Company. Stock options granted under the 1994 Stock Option Plan may have a term not in excess of ten years. The exercise price for stock options may not be less than the fair market value of the common stock on the date of grant. Except with respect to formula grants to certain non-employee directors, options vest over a period determined by the Compensation and Stock Option Committee.

      SARs may be granted in tandem with a stock option grant or at any time following the stock option grant. Upon exercise of a SAR, the grantee will receive cash equal to the excess of the fair market value of a share of common stock over the exercise price. No SARs have been granted.

      In February 1998, the Company's stockholders approved an amendment to the 1994 Stock Option Plan increasing the number of shares of Common Stock available for issuance upon exercise of options and SARs from 3,047,785 to 5,047,785.

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company continues to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation expense related to the issuance of stock options. Had compensation costs related to the issuance of stock options under the Company's 1994 Stock Option Plan been determined based on the estimated fair value at the grant dates under SFAS 123, the Company's earnings and earnings per share for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996 would have been reduced to the pro forma amounts listed below (in thousands, except per share data):

                             PLAYTEX PRODUCTS, INC.

10. COMMON STOCK (CONTINUED)

                                                             TWELVE MONTHS ENDED
                                               ----------------------------------------------
                                               DECEMBER 26,      DECEMBER 27,    DECEMBER 28,
                                                   1998              1997            1996
                                               ------------      ------------    ------------
Net earnings:
    As reported:
       Before extraordinary loss.............    $34,230           $18,731         $18,199
       Net earnings..........................    $34,230           $14,653         $18,199
    Pro forma:
       Before extraordinary loss.............    $31,168           $17,071         $15,649
       Net earnings..........................    $31,168           $12,993         $15,649
Earnings per share:
    As reported--Basic:
       Before extraordinary loss.............    $   .58           $   .37         $   .36
       Net earnings..........................    $   .58           $   .29         $   .36
    As reported--Diluted:
       Before extraordinary loss.............    $   .57           $   .37         $   .36
       Net earnings..........................    $   .57           $   .29         $   .36
    Pro forma--Basic:
       Before extraordinary loss.............    $   .52           $   .34         $   .31
       Net earnings..........................    $   .52           $   .25         $   .31
    Pro forma--Diluted:
       Before extraordinary loss.............    $   .52           $   .34         $   .31
       Net earnings..........................    $   .52           $   .25         $   .31
Weighted average shares outstanding:
    Basic....................................     59,486            50,923          50,883
    Diluted..................................     60,411            51,006          50,939

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates 5.28%, 6.10%, and 6.63% for fiscal 1998, 1997, and 1996, respectively; no dividend yield; expected lives of 5 years; and volatility of 35%. A summary of the status of the Company's 1994 Stock Option Plan for fiscal 1998, 1997 and 1996 and the changes during those years is as follows:

                                                       1998                       1997                       1996
                                              ----------------------     ----------------------     ----------------------
                                                            WEIGHTED                   WEIGHTED                   WEIGHTED
                                                             AVERAGE                    AVERAGE                    AVERAGE
                                                            EXERCISE                   EXERCISE                   EXERCISE
                                                SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                              ---------     --------     ---------     --------     ---------     --------
Outstanding at beginning of year .......      2,816,598      $ 9.27      2,315,434      $ 9.14      2,240,800      $ 9.17
Granted ................................      1,568,000       14.09        636,000        9.59        166,000        8.76
Exercised ..............................       (202,673)       8.78        (54,612)       7.88         (7,499)       7.87
Forfeited ..............................        (88,665)      10.96        (80,224)       9.13        (83,867)       9.47
                                              ---------                  ---------                  ---------
Outstanding at end of year .............      4,093,260       11.11      2,816,598        9.27      2,315,434        9.14
                                              =========                  =========                  =========

Options exercisable at year-end ........      1,912,834        9.21      1,334,087        9.26        715,452        9.37
Weighted-average fair value
  of options granted during the year ...                     $ 6.67                     $ 4.72                     $ 4.40

                             PLAYTEX PRODUCTS, INC.

10. COMMON STOCK (CONTINUED)

      The following table summarizes information about fixed stock options outstanding at December 26, 1998:

                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              ----------------------------------------------      ----------------------------
                                 NUMBER           WEIGHTED                           NUMBER
                              OUTSTANDING          AVERAGE         WEIGHTED       EXERCISABLE        WEIGHTED
                                   AT             REMAINING         AVERAGE            AT             AVERAGE
                              DECEMBER 26,       CONTRACTUAL       EXERCISE       DECEMBER 26,       EXERCISE
RANGE OF EXERCISE PRICES          1998              LIFE            PRICES            1998            PRICES
------------------------      ------------       -----------     -----------      ------------      ----------
$6.750 to 7.000.............        37,500           5.97        $    6.7500            37,500      $   6.7500
$7.000 to 8.000.............       702,664           6.64             7.8750           702,664          7.8750
$8.000 to 9.000.............       176,500           7.47             8.6735           110,568          8.6566
$9.000 to 10.000............     1,479,330           7.29             9.7828           922,827          9.8435
$10.000 to 13.000...........       186,766           8.87            10.1196            11,775         10.7288
$13.000 to 14.000...........       301,500           7.53            13.5240           127,500         13.0000
$14.000 to 15.000...........     1,209,000           9.67            14.6474                --              --
                               -----------                       -----------       -----------      ----------
$6.750 to 15.000............     4,093,260           7.97        $   11.1074         1,912,834      $   9.2070
                               ===========                       ===========       ===========      ==========

11. EXTRAORDINARY LOSS

      In July 1997, in connection with the 1997 Refinancing, the Company recorded an extraordinary loss of $4.1 million (net of income tax benefit of $2.3 million) for costs and expenses related to the write-off of the unamortized portion of deferred financing costs associated with the Company's previous credit agreement (see Note 7).

12. LEASES

      Future minimum payments under non-cancelable operating leases for fiscal years ending after December 26, 1998 are as follows (in thousands): $7,919 in 1999, $6,995 in 2000, $5,938 in 2001, $4,251 in 2002, $3,616 in 2003 and $9,811
in later years.

      Rent expense for operating leases amounted to (in thousands): $7,952, $5,250, and $5,201 for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

      Defined Benefit Pension Plans--Substantially all of the Company's U.S. hourly and approximately 86% of all Canadian employees participate in pension plans. At December 26, 1998, approximately 1,203 employees were covered by these plans, of which approximately 238 retirees or beneficiaries were receiving benefits.

      Changes in pension benefits, which are allocable to previous service of employees, and gains and losses, that occur because actual experience differs from assumptions, will be amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include: (a) 9.0% for the expected long-term rate of return on plan's assets, (b) 7.0% at December 26, 1998 and 7.5% at December 27, 1997, for the discount rate used in calculating the projected benefit obligation and (c) 3.25% for the rate of average future increases in compensation levels.

                             PLAYTEX PRODUCTS, INC.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      Net pension expense for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996 includes the following components (in thousands):

                                                                 TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 26,    DECEMBER 27,    DECEMBER 28,
                                                         1998            1997            1996
                                                     ------------    ------------    ------------
NET PENSION EXPENSE
-------------------

Service cost-benefits earned during the period ...     $   928         $   875          $   721
Interest cost on projected benefit obligation ....       2,166           2,003            1,688
Expected return on plan assets ...................      (3,052)         (2,722)          (2,232)
Amortization of prior service cost ...............          88              84               73
Amortization of unrecognized net gain ............         (79)            (29)             (51)
Amortization of transition gain ..................         (39)            (42)            (193)
                                                       -------         -------          -------
    Net pension expense ..........................     $    12         $   169          $     6
                                                       =======         =======          =======

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for the twelve months ended December 26, 1998 and December 27, 1997 are as follows (in thousands):

                                                    DECEMBER 26,   DECEMBER 27,
                                                        1998           1997
                                                    -----------    -----------
CHANGE IN BENEFIT OBLIGATION
----------------------------

Benefit obligation at beginning of year ..........    $ 29,116       $ 24,347
Service cost .....................................         928            875
Interest cost ....................................       2,166          2,003
Employee contributions ...........................          80             80
Plan amendments ..................................          --            246
Actuarial loss ...................................       2,252          2,690
Expected benefits paid ...........................      (1,175)          (994)
Foreign currency exchange rate changes ...........        (212)          (131)
                                                      --------       --------
    Benefit obligation at end of year ............    $ 33,155       $ 29,116
                                                      ========       ========
CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year ...    $ 34,862       $ 31,171
Actual return on plan assets .....................       7,890          4,632
Employee contributions ...........................          80             80
Expected benefits paid ...........................      (1,175)          (994)
Asset gain .......................................          --            170
Foreign currency exchange rate changes ...........        (340)          (197)
                                                      --------       --------
    Fair value of plan assets at end of year .....    $ 41,317       $ 34,862
                                                      ========       ========

                                                    DECEMBER 26,    DECEMBER 27,
                                                        1998            1997
                                                    ------------    ------------
RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status ................................         $ 8,162         $ 5,746
Unrecognized transition asset ................            (271)           (335)
Unrecognized prior service cost ..............             439             527
Unrecognized actuarial gain ..................          (6,202)         (3,743)
                                                       -------         -------
    Prepaid benefit cost .....................         $ 2,128         $ 2,195
                                                       =======         =======

      Postretirement Benefits Other than Pensions--The Company provides Company-sponsored postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Approximately 87% of all U.S. personnel would become eligible for Company-sponsored postretirement health care and life insurance if they were to retire from the Company.

      The components of the postretirement net periodic benefit expense for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996 are as follows (in thousands):

                                                                      TWELVE MONTHS ENDED
                                                          -------------------------------------------
                                                          DECEMBER 26,    DECEMBER 27,    DECEMBER 28,
                                                              1998            1997           1996
                                                          -----------     -----------     -----------
NET PERIODIC POSTRETIREMENT EXPENSE
-----------------------------------

Service cost-benefits earned during the period ........      $  347          $  240           $218
Interest cost on accumulated benefit obligation .......         813             621            534
Amortization of prior service cost ....................         217             217             97
Recognized actuarial loss .............................          54              --             --
                                                             ------          ------           ----
    Net periodic postretirement expense ...............      $1,431          $1,078           $849
                                                             ======          ======           ====

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plan for the twelve months ended December 26, 1998 and December 27, 1997 are as follows (in thousands):

                                                  DECEMBER 26,     DECEMBER 27,
                                                      1998             1997
                                                  ------------     ------------
CHANGE IN BENEFIT OBLIGATION
----------------------------

Benefit obligation at beginning of year .......     $  8,938         $ 9,733
Service cost ..................................          347             240
Interest cost .................................          813             621
Employee contributions ........................          131             194
Plan amendments ...............................          327               4
Actuarial loss or (gain) ......................        2,309          (1,546)
Benefits paid .................................         (266)           (308)
                                                    --------         -------
    Benefit obligation at end of year .........     $ 12,599         $ 8,938
                                                    ========         =======

                             PLAYTEX PRODUCTS, INC.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                     DECEMBER 26,   DECEMBER 27,
                                                         1998           1997
                                                     ------------   ------------
CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year ....    $     --       $    --
Employer contributions ............................         135           114
Employee contributions ............................         131           194
Expected benefits paid ............................        (266)         (308)
                                                       --------       -------
    Fair value of plan assets at end of year ......    $     --       $    --
                                                       ========       =======

RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status .....................................    $(12,599)      $(8,938)
Unrecognized prior service cost ...................       1,469         1,686
Unrecognized actuarial loss .......................       2,306            50
                                                       --------       -------
    Net amount recognized at year-end .............    $ (8,824)      $(7,202)
                                                       ========       =======

      The assumed health care cost trend rate for 1998 was 8.5%. This rate trends down until the final trend rate of 5.25% is reached in 2005. A one percentage point increase in the assumed health care costs trend rate increases the sum of the service and interest costs components of the fiscal 1998 net periodic postretirement benefit expense by 18%, and the accumulated postretirement benefit obligation as of December 26, 1998 by 16%. A one percentage point decrease in the assumed health care costs trend rate decreases the sum of the service and interest costs components of the fiscal 1998 net periodic postretirement benefit expense by 14%, and the accumulated postretirement benefit obligation as of December 26, 1998 by 13%. The discount rate used to estimate the accumulated postretirement benefit obligations was 7.0% and 7.5% at December 26, 1998 and December 27, 1997, respectively.

      Defined Contribution Benefit Plans--The Company also provides two non-contributory defined contribution plans and a contributory 401(k) plan covering various employee groups. The amounts charged to earnings for the Company's defined contribution plans totaled $4.8 million, $4.1 million and $4.6 million for the twelve months ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

14. RELATED PARTY TRANSACTIONS

      Two former directors and senior executive officers of the Company, are general partners of the Apparel Partnership, holding beneficial interests of 58.5% and 13.5%, respectively, in the Apparel Partnership. Under a consulting agreement, which commenced in the third quarter of 1995, the Company has retained one of these former directors and senior executive officers of the Company as a consultant for a five-year period at an annual fee of $250,000 plus expenses and certain benefits. The consulting agreement does not require the individual to devote any minimum amount of time to the performance of consulting services.

15. BUSINESS AND CREDIT CONCENTRATIONS

      Most of the Company's customers are dispersed throughout the United States and Canada. No single customer accounted for more than 10% of the Company's consolidated net sales in 1998, 1997, or 1996 with the exception of its largest customer (approximately 23% in 1998, 20% in 1997, and 18% in 1996), which were made primarily from the Company's two largest segments. At December 26, 1998 and December 27, 1997, no account receivable from any customer was significant, except for the Company's largest customer (approximately $24.8 million in 1998 and $12.6 million in 1997). Aggregate receivables from high risk customers are not considered significant and the Company estimates, based upon past experience, that it has sufficient reserves to cover any losses arising from any such accounts.

                             PLAYTEX PRODUCTS, INC.

16. DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash, Receivables, Accounts Payable, Income Taxes and Accrued Expenses--The carrying amounts approximate fair value because of the short-term maturity of these instruments.

      1997 Credit Agreement--The carrying amounts approximate fair value because the rate of interest on borrowings under the 1997 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the associated Credit Agreement.

      Long-term Debt, Interest Rate Derivatives, and Other Financial Instruments--The fair value of the following financial instruments was estimated at December 26, 1998 and December 27, 1997 as follows (in thousands):

                                                               DECEMBER 26, 1998              DECEMBER 27, 1997
                                                          --------------------------    --------------------------
                                                            CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                             AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                          -----------    ------------   -----------    -----------
9% Senior Subordinated Notes (a)........................  $   360,000    $   373,500    $   360,000    $   369,000
8 7/8% Senior Notes (a).................................      150,000        157,875        150,000        153,750
15% Notes due from Playtex Apparel Partners, L.P. (b)...       80,017         80,017         80,017         80,017
15 1/2% Subordinated Notes due to Playtex Apparel
   Partners, L.P. (b)...................................       78,386         78,386         78,386         78,386
Other noncurrent assets (c).............................        3,112          3,082          3,626          3,520
Noncurrent liabilities (c)..............................       14,049         13,887         13,563         12,340
Interest Rate Swap (d)..................................           --         (2,090)            --             --

----------

(a) At December 26, 1998 and December 27, 1997, the estimates were based on the average range of bid/ask quotes provided by independent securities dealers.

(b) The estimated fair value approximates the carrying amount at December 26, 1998 and December 27, 1997, based on the amount of future cash flows associated with these instruments, discounted using an appropriate interest rate.

(c) The fair values are based on a combination of actual cost associated with recent purchases or the amount of future cash flows discounted using the Company's borrowing rate for similar instruments.

(d) The fair value is based upon quoted market price (Mark to Market) at December 26, 1998. At December 27, 1997, the Company held an interest rate cap with no carrying value and an immaterial estimated fair value.

                             PLAYTEX PRODUCTS, INC.

17. QUARTERLY DATA (UNAUDITED)

      The following is a summary of the quarterly results of operations and market price data for the Company for the twelve months ended December 26, 1998 and December 27, 1997 (in thousands, except per share data):

                                                       FIRST            SECOND            THIRD            FOURTH
FISCAL 1998                                           QUARTER           QUARTER          QUARTER           QUARTER
-----------                                          ----------        ----------       ---------         ---------
Net sales........................................     $172,689          $177,560         $162,597          $156,767
Operating earnings...............................       37,719            34,398           31,771            27,546
Net earnings.....................................       11,310             9,104            7,923             5,893
Earnings per share (a):
    Net earnings--basic and diluted..............     $    .20          $    .15         $    .13          $    .10

Market price  --high.............................     $     14 15/16    $     17         $     17 1/8      $     16 3/4
              --low..............................     $      9 7/16     $     13 5/16    $     10 1/8      $     12 1/4

                                                       FIRST            SECOND            THIRD            FOURTH
FISCAL 1997                                           QUARTER           QUARTER          QUARTER           QUARTER
-----------                                          ----------        ----------       ---------         ---------
Net sales........................................     $136,410          $134,872         $117,675          $111,675
Operating earnings...............................       30,679            26,287           24,130            18,606
Earnings before extraordinary loss...............        7,848             5,517            4,034             1,332
Net earnings (loss)..............................        7,848             5,517              (44)            1,332
Earnings per share--basic and diluted (a):
    Before extraordinary loss....................     $    .15          $    .11         $    .08          $    .03
    Net earnings.................................     $    .15          $    .11         $     --          $    .03

Market price -- high.............................     $     11 3/4      $     11 1/2     $     10 1/4      $     11
             -- low..............................     $      7 7/8      $      9         $      8 13/16    $      9

-----------

(a) Earnings per share data are computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

8 7/8% SENIOR NOTES DUE 2004

      The Senior Notes are guaranteed by certain wholly-owned subsidiaries of the Company (the "8 7/8% Guarantors"), namely Playtex Sales & Services, Inc. ("PSSI"), Playtex Manufacturing, Inc. ("PMI"), Playtex Beauty Care, Inc. ("PBCI"), Playtex Investment Corp. ("PIC"), Playtex International Corp. ("PINTL"), TH Marketing Corp. ("THMC"), SmileTote, Inc. ("STI"), Sun Pharmaceuticals Corp. ("Sun"), Personal Care Group, Inc. ("PCG"), Personal Care Holdings, Inc. ("PCH"), and Carewell Industries, Inc. ("Carewell"). The remaining first tier and lower tier subsidiaries of the Company are not guarantors of the 8 7/8% Notes (the "8 7/8% Non-Guarantors"). PSSI provides sales solicitation, management and administrative services to the Company and its U.S. affiliates. PMI is a contract manufacturer and contract research and development services provider for the Company and its U.S. affiliates. PBCI is a manufacturer and distributor of JHIRMACK hair care products. PIC is an investment holding company which holds the Apparel Debentures (see Note 6). PINTL is sole shareholder of Playtex Limited, a manufacturer and distributor of Playtex products in Canada. THMC is the sole shareholder of Playtex Foreign Sales Corporation. STI is owner of certain infant care related intangible assets. Sun owns the Banana Boat trade name and certain other intangible assets associated with the BANANA BOAT business. Sun distributes its products outside the U.S. and Puerto Rico and to certain U.S. distributors excluding the Company. Sun has entered into license agreements with the Company and other unrelated licensors for the right to use the BANANA BOAT trade name and intangible assets associated with the BANANA BOAT sun and skin care business and manufacture and distribute BANANA BOAT products. PCG is owner of various personal care related intangible assets. PCH is sole shareholder of PCG. Carewell is owner of certain dental care related intangible assets.

      The 8 7/8% Non-Guarantors include Playtex Limited, Playtex Foreign Sales Corporation ("PFSC"), a foreign sales corporation as defined by Internal Revenue Code Section 922 and Personal Care Group Australia PTY LTD ("PCG Aust"), a distributor of personal care products in Australia and New Zealand.

      The 8 7/8% Guarantors are joint and several guarantors of the 8 7/8% Notes. Such guarantees are irrevocable, full and unconditional and are limited to the largest amount that would not render such 8 7/8% Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The guarantees are senior subordinated obligations of the applicable 8 7/8% Guarantor, and are subordinated to all senior obligations of such 8 7/8% Guarantor, including guarantees of the Company's obligations under the 1997 Credit Agreement.

      The 8 7/8% Notes contain certain restrictions and limitations, which, among other things, restrict the type and/or amount of additional indebtedness that may be incurred by the Company or its subsidiaries; payment of dividends and other distributions; issuance of preferred stock; loans and advances; certain transactions with the Company stockholders and affiliates; certain mergers and consolidations; certain sales or transfers of assets; the creation of certain liens; the transfer of assets to certain subsidiaries; and restrictions on dividends and other distributions by subsidiaries, including the 8 7/8% Guarantors.

      The information which follows presents the condensed financial position as of December 26, 1998 and December 27, 1997 and condensed statements of earnings and cash flows for each of the fiscal years in the three year period ended December 26, 1998 of (a) the Company on a consolidated basis, (b) the parent company only ("Parent Company"), (c) the combined 8 7/8% Guarantors, and (d) the combined 8 7/8% Non-Guarantors.

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 26, 1998
(IN THOUSANDS)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
                     ASSETS
Current assets ...................................   $    189,146    $          8    $    116,377    $     61,001   $     11,760
Investment in subsidiaries .......................             --        (297,273)        288,177           9,095              1
Intercompany receivable ..........................             --         (88,942)         33,343          54,076          1,523
Net property, plant and equipment ................         78,906              --           1,368          76,705            833
Intangible assets ................................        548,040              --         312,890         235,145              5
Other noncurrent assets ..........................         83,129            (500)          3,112          80,517             --
                                                     ------------    ------------    ------------    ------------   ------------
   Total assets ..................................   $    899,221    $   (386,707)   $    755,267    $    516,539   $     14,122
                                                     ============    ============    ============    ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..............................   $    110,598    $         26    $     99,582    $      7,297   $      3,693
Intercompany payable .............................             --         (88,942)       (106,170)        193,477          1,635
Long-term debt ...................................        886,261            (500)        886,761              --             --
Other noncurrent liabilities .....................         43,337              --          16,069          27,588           (320)
                                                     ------------    ------------    ------------    ------------   ------------
   Total liabilities .............................      1,040,196         (89,416)        896,242         228,362          5,008
Stockholders' equity .............................       (140,975)       (297,291)       (140,975)        288,177          9,114
                                                     ------------    ------------    ------------    ------------   ------------
   Total liabilities and stockholders' equity ....   $    899,221    $   (386,707)   $    755,267    $    516,539   $     14,122
                                                     ============    ============    ============    ============   ============

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 27, 1997
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
                     ASSETS
Current assets ...................................   $    125,362    $         --    $     71,923    $     43,820   $      9,619
Investment in subsidiaries .......................             --         (87,940)         77,776          10,164             --
Intercompany receivable ..........................             --        (158,030)        143,647          13,286          1,097
Net property, plant and equipment ................         54,810              --             235          53,718            857
Intangible assets ................................        388,743              --         322,216          66,522              5
Other noncurrent assets ..........................         83,643            (503)          3,629          80,517             --
                                                     ------------    ------------    ------------    ------------   ------------
   Total assets ..................................   $    652,558    $   (246,473)   $    619,426    $    268,027   $     11,578
                                                     ------------    ------------    ------------    ------------   ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..............................   $     68,960    $         22    $     57,590    $      8,807   $      2,541
Intercompany payable .............................             --        (158,029)             --         157,641            388
Long-term debt ...................................        814,686              --         814,686              --             --
Other noncurrent liabilities .....................         36,975            (507)         15,213          22,649           (380)
                                                     ------------    ------------    ------------    ------------   ------------
   Total liabilities .............................        920,621        (158,514)        887,489         189,097          2,549
Stockholders' equity .............................       (268,063)        (87,959)       (268,063)         78,930          9,029
                                                     ------------    ------------    ------------    ------------   ------------
   Total liabilities and stockholders' equity ....   $    652,558    $   (246,473)   $    619,426    $    268,027   $     11,578
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In Thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues ....................................    $    669,613    $   (307,484)   $    595,947    $    341,183   $     39,967
Cost of sales ...................................         277,555        (218,942)        244,496         233,988         18,013
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit ................................         392,058         (88,542)        351,451         107,195         21,954
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative .........         243,288         (88,542)        235,355          77,159         19,316
Amortization of intangibles .....................          17,336              --          10,656           6,680             --
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses ....................         260,624         (88,542)        246,011          83,839         19,316
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings ..........................         131,434              --         105,440          23,356          2,638
Interest expense, net ...........................          71,518              --          83,621         (12,004)           (99)
Equity in net earnings of subsidiaries ..........              --          25,234         (23,269)         (1,965)            --
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes ................          59,916         (25,234)         45,088          37,325          2,737
Income taxes ....................................          25,686              --          10,858          14,055            773
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings ................................    $     34,230    $    (25,234)   $     34,230    $     23,270   $      1,964
                                                     ============    ============    ============    ============   ============

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In Thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues ....................................    $    500,632    $   (226,874)   $    443,673    $    245,797   $     38,036
Cost of sales ...................................         195,980        (177,208)        186,482         168,411         18,295
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit ................................         304,652         (49,666)        257,191          77,386         19,741
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative .........         192,056         (49,666)        160,671          62,606         18,445
Amortization of intangibles .....................          12,894              --          10,618           2,276             --
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses ....................         204,950         (49,666)        171,289          64,882         18,445
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings ..........................          99,702              --          85,902          12,504          1,296
Interest expense, net ...........................          64,470              --          76,594         (12,003)          (121)
Equity in net earnings of subsidiaries ..........              --          17,216         (16,110)         (1,106)            --
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes ................          35,232         (17,216)         25,418          25,613          1,417
Income taxes ....................................          16,501              --           6,687           9,503            311
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before extraordinary loss ..........          18,731         (17,216)         18,731          16,110          1,106
Extraordinary loss on early extinguishment
    of debt, net ................................          (4,078)             --          (4,078)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings ................................    $     14,653    $    (17,216)   $     14,653    $     16,110   $      1,106
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1996
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues .....................................   $    498,742    $   (167,269)   $    438,127    $    188,217   $     39,667
Cost of sales ....................................        192,512        (104,374)        161,849         116,884         18,153
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit .................................        306,230         (62,895)        276,278          71,333         21,514
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative ..........        194,184         (62,895)        171,534          65,721         19,824
Amortization of intangibles ......................         12,846              --          10,570           2,276             --
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses .....................        207,030         (62,895)        182,104          67,997         19,824
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings ...........................         99,200              --          94,174           3,336          1,690
Interest expense, net ............................         64,860              --          76,864         (12,004)            --
Equity in net earnings of subsidiaries ...........             --          11,339         (10,456)           (883)            --
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes .................         34,340         (11,339)         27,766          16,223          1,690
Income taxes .....................................         16,141              --           9,567           5,767            807
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings .................................   $     18,199    $    (11,339)   $     18,199    $     10,456   $        883
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     34,230    $    (25,234)   $     34,230    $     23,270   $      1,964
    Non-cash items included in earnings:
       Amortization of intangibles ...............         17,336              --          10,656           6,680             --
       Amortization of deferred financing
            costs ................................          2,995              --           2,995              --             --
       Depreciation ..............................          9,690              --              72           9,376            242
       Deferred taxes ............................          6,244              --           8,318          (2,107)            33
       Other, net ................................             36          25,242         (50,682)         26,117           (641)
    Increase in net working capital ..............        (17,314)             --           4,330         (21,027)          (617)
    Increase in amounts due to Parent ............             --              --          18,938         (19,775)           837
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows from operations .......         53,217               8          28,857          22,534          1,818
Cash flows used for investing activities:
    Purchase of property, plant and
       equipment .................................        (16,405)             --          (1,701)        (14,421)          (283)
    Business or investments acquired .............       (106,581)             --        (106,581)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows used for investing
               activities ........................       (122,986)             --        (108,282)        (14,421)          (283)
Cash flows used for financing activities:
    Net borrowings under working capital
       facilities and long-term debt
       obligations ...............................         73,950              --          73,950              --             --
    Payment of financing costs ...................         (2,692)             --          (2,692)             --             --
    Issuance of shares of common stock, net ......          2,151              --           2,151              --             --
    Receipt (payment) of dividends ...............             --              --           8,810          (7,645)        (1,165)
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows provided by
               (used for) financing activities ...         73,409              --          82,219          (7,645)        (1,165)
Increase in cash .................................          3,640               8           2,794             468            370
Cash at beginning of period ......................          3,231              --             668              --          2,563
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      6,871    $          8    $      3,462    $        468   $      2,933
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     14,653    $    (17,216)   $     14,653    $     16,110   $      1,106
    Non-cash items included in earnings:
       Extraordinary loss ........................          4,078              --           4,078              --             --
       Amortization of intangibles ...............         12,894              --          10,618           2,276             --
       Amortization of deferred financing
            costs ................................          2,163              --           2,163              --             --
       Depreciation ..............................          7,520              --              94           7,191            235
       Deferred taxes ............................          5,493              --           3,752           1,798            (57)
       Other, net ................................            249          17,216         (16,742)             42           (267)
    Increase in net working capital ..............        (30,182)             --         (15,852)        (11,173)        (3,157)
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows from operations .......         16,868              --           2,764          16,244         (2,140)
Cash flows used for investing activities:
    Purchase of property, plant and
       equipment .................................         (9,004)             --             (82)         (8,599)          (323)
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows used for investing
               activities ........................         (9,004)             --             (82)         (8,599)          (323)
Cash flows used for financing activities:
    Net repayments under working capital
       facilities and long-term debt
       obligations ...............................         (1,900)             --          (1,900)             --             --
    Payment of financing costs ...................         (9,367)             --          (9,367)             --             --
    Issuance of shares of common stock, net ......            429              --             429              --             --
    Receipt (payment) of dividends ...............             --              --           7,645          (7,645)            --
                                                     ------------    ------------    ------------    ------------   ------------
            Net cash flows used for financing
               activities ........................        (10,838)             --          (3,193)         (7,645)            --
Decrease in cash .................................         (2,974)             --            (511)             --         (2,463)
Cash at beginning of period ......................          6,205              --           1,179              --          5,026
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      3,231    $         --    $        668    $         --   $      2,563
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1996
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     18,199    $    (11,339)   $     18,199    $     10,456   $        883
    Non-cash items included in earnings:
        Amortization of intangibles ..............         12,846              --          10,570           2,276             --
        Amortization of deferred financing
             costs ...............................          2,089              --           2,089              --             --
        Depreciation .............................          8,929              --              72           8,605            252
        Deferred taxes ...........................          6,842              --           7,963          (1,130)             9
        Other, net ...............................             48          11,339         (10,279)         (1,003)            (9)
    Decrease (increase) in net working
        capital ..................................         11,351              --          13,273          (1,976)            54
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows from operations ......         60,304              --          41,887          17,228          1,189
Cash flows used for investing activities:
    Purchase of property, plant and
        equipment ................................         (9,740)             --             (45)         (9,426)          (269)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for investing
                 activities ......................         (9,740)             --             (45)         (9,426)          (269)
Cash flows used for financing activities:
    Net repayments under working capital
        facilities and long-term debt
        obligations ..............................        (50,350)             --         (50,350)             --             --
    Issuance of shares of common stock, net ......             60              --              60              --             --
    Receipt (payment) of dividends ...............             --              --           7,802          (7,802)            --
    Other, net ...................................             (9)             --              (9)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for financing
                 activities ......................        (50,299)             --         (42,497)         (7,802)            --
Increase (decrease) in cash ......................            265              --            (655)             --            920
Cash at beginning of period ......................          5,940              --           1,834              --          4,106
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      6,205    $         --    $      1,179    $         --   $      5,026
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

9% SENIOR SUBORDINATED NOTES DUE 2003

      The 9% Notes are guaranteed by certain wholly owned subsidiaries of the Company (the "9% Guarantors"), PSSI, PMI, THMC, STI, Sun, PCG, PCH and Carewell. The remaining first tier and lower tier subsidiaries of the Company are not guarantors of the 9% Notes (the "9% Non-Guarantors"). The 9% Non-Guarantors include PBCI, PIC, PINTL, Playtex Limited, PFSC and PCG Aust.

      The 9% Guarantors are joint and several guarantors of the 9% Notes. Such guarantees are irrevocable, and full and unconditional and are limited to the largest amount that would not render such 9% Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The guarantees are senior subordinated obligations of the applicable 9% Guarantor, and are subordinated to all senior obligations of such 9% Guarantor, including guarantees of the Company's obligations under the 1997 Refinancing.

      The 9% Notes contain certain restrictions and limitations, which, among other things, restrict the type and/or amount of additional indebtedness that may be incurred by the Company or its subsidiaries; payment of dividends and other distributions; issuances of preferred stock; loans and advances; certain transactions with the Company stockholders and affiliates; certain mergers and consolidations; certain sales or transfers of assets; the creation of certain liens; the transfer of assets to certain subsidiaries; and restrictions on dividends and other distributions by subsidiaries, including the 9% Guarantors.

      The information which follows presents the condensed financial position as of December 26, 1998 and December 27, 1997 and condensed statements of earnings and cash flows for each of the fiscal years in the three year period ended December 26, 1998 of (a) the Company on a consolidated basis, (b) the parent company only ("Parent Company"), (c) the combined 9% Guarantor, and (d) the combined 9% Non-Guarantors.

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 26, 1998
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
                        ASSETS
Current assets ...................................   $    189,146    $          8    $    116,377    $     59,014   $     13,747
Investment in subsidiaries .......................             --        (290,631)        288,177           1,146          1,308
Intercompany receivable ..........................             --         (88,942)         33,343          53,631          1,968
Net property, plant and equipment ................         78,906              --           1,368          76,312          1,226
Intangible assets ................................        548,040              --         312,890         233,233          1,917
Other noncurrent assets ..........................         83,129            (500)          3,112              --         80,517
                                                     ------------    ------------    ------------    ------------   ------------
    Total assets .................................   $    899,221    $   (380,065)   $    755,267    $    423,336   $    100,683
                                                     ============    ============    ============    ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..............................   $    110,598    $         26    $     99,582    $      6,419   $      4,571
Intercompany payable .............................             --         (88,942)       (106,170)         64,861        130,251
Long-term debt ...................................        886,261            (500)        886,761              --             --
Other noncurrent liabilities .....................         43,337              --          16,069           9,350         17,918
                                                     ------------    ------------    ------------    ------------   ------------
    Total liabilities ............................      1,040,196         (89,416)        896,242          80,630        152,740
Stockholders' equity .............................       (140,975)       (290,649)       (140,975)        342,706        (52,057)
                                                     ------------    ------------    ------------    ------------   ------------
    Total liabilities and stockholders' equity ...   $    899,221    $   (380,065)   $    755,267    $    423,336   $    100,683
                                                     ============    ============    ============    ============   ============

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 27, 1997
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
                        ASSETS
Current assets ...................................   $    125,362    $         --    $     71,923    $     40,293   $     13,146
Investment in subsidiaries .......................             --         (80,084)         77,776           1,154          1,154
Intercompany receivable ..........................             --        (158,024)        143,647          13,280          1,097
Net property, plant and equipment ................         54,810              --             235          53,210          1,365
Intangible assets ................................        388,743              --         322,216          64,542          1,985
Other noncurrent assets ..........................         83,643            (503)          3,629              --         80,517
                                                     ------------    ------------    ------------    ------------   ------------
    Total assets .................................   $    652,558    $   (238,611)   $    619,426    $    172,479   $     99,264
                                                     ============    ============    ============    ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..............................   $     68,960    $         22    $     57,590    $      7,520   $      3,828
Intercompany payable .............................             --        (158,023)             --          29,179        128,844
Long-term debt ...................................        814,686              --         814,686              --             --
Other noncurrent liabilities .....................         36,975            (507)         15,213           4,636         17,633
                                                     ------------    ------------    ------------    ------------   ------------
    Total liabilities ............................        920,621        (158,508)        887,489          41,335        150,305
Stockholders' equity .............................       (268,063)        (80,103)       (268,063)        131,144        (51,041)
                                                     ------------    ------------    ------------    ------------   ------------
    Total liabilities and stockholders' equity ...   $    652,558    $   (238,611)   $    619,426    $    172,479   $     99,264
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues .....................................   $    669,613    $   (309,131)   $    595,947    $    333,196   $     49,601
Cost of sales ....................................        277,555        (219,148)        244,496         228,690         23,517
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit .................................        392,058         (89,983)        351,451         104,506         26,084
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative ..........        243,288         (89,983)        235,355          72,767         25,149
Amortization of intangibles ......................         17,336              --          10,656           6,612             68
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses .....................        260,624         (89,983)        246,011          79,379         25,217
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings ...........................        131,434              --         105,440          25,127            867
Interest expense, net ............................         71,518              --          83,621              (1)       (12,102)
Equity in net earnings of subsidiaries ...........             --          27,186         (23,269)         (1,317)        (2,600)
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes .................         59,916         (27,186)         45,088          26,445         15,569
Income taxes .....................................         25,686              --          10,858          10,311          4,517
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings .................................   $     34,230    $    (27,186)   $     34,230    $     16,134   $     11,052
                                                     ============    ============    ============    ============   ============

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues .....................................   $    500,632    $   (226,538)   $    443,673    $    230,102   $     53,395
Cost of sales ....................................        195,980        (176,872)        186,482         160,609         25,761
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit .................................        304,652         (49,666)        257,191          69,493         27,634
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative ..........        192,056         (49,666)        160,671          51,826         29,225
Amortization of intangibles ......................         12,894              --          10,618           2,208             68
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses .....................        204,950         (49,666)        171,289          54,034         29,293
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings (loss) ....................         99,702              --          85,902          15,459         (1,659)
Interest expense, net ............................         64,470              --          76,594              --        (12,124)
Equity in net earnings of subsidiaries ...........             --          18,418         (16,110)         (1,154)        (1,154)
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes .................         35,232         (18,418)         25,418          16,613         11,619
Income taxes .....................................         16,501              --           6,687           6,229          3,585
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before extraordinary loss ...........         18,731         (18,418)         18,731          10,384          8,034
Extraordinary loss on early extinguishment
    of debt, net .................................         (4,078)             --          (4,078)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings .................................   $     14,653    $    (18,418)   $     14,653    $     10,384   $      8,034
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1996
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net revenues .....................................   $    498,742    $   (167,269)   $    438,127    $    169,020   $     58,864
Cost of sales ....................................        192,512        (104,374)        161,849         108,699         26,338
                                                     ------------    ------------    ------------    ------------   ------------
    Gross profit .................................        306,230         (62,895)        276,278          60,321         32,526
                                                     ------------    ------------    ------------    ------------   ------------
Operating expenses:
Advertising, selling and administrative ..........        194,184         (62,895)        171,534          53,671         31,874
Amortization of intangibles ......................         12,846              --          10,570           2,208             68
                                                     ------------    ------------    ------------    ------------   ------------
    Total operating expenses .....................        207,030         (62,895)        182,104          55,879         31,942
                                                     ------------    ------------    ------------    ------------   ------------
    Operating earnings ...........................         99,200              --          94,174           4,442            584
Interest expense, net ............................         64,860              --          76,864              --        (12,004)
Equity in net earnings of subsidiaries ...........             --          10,456         (10,456)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
    Earnings before income taxes .................         34,340         (10,456)         27,766           4,442         12,588
Income taxes .....................................         16,141              --           9,567           2,034          4,540
                                                     ------------    ------------    ------------    ------------   ------------
    Net earnings .................................   $     18,199    $    (10,456)   $     18,199    $      2,408   $      8,048
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     34,230    $    (27,186)   $     34,230    $     16,134   $     11,052
    Non-cash items included in earnings:
        Amortization of intangibles ..............         17,336              --          10,656           6,612             68
        Amortization of deferred financing
             costs ...............................          2,995              --           2,995              --             --
        Depreciation .............................          9,690              --              72           9,261            357
        Deferred taxes ...........................          6,244              --           8,318          (1,558)          (516)
        Other, net ...............................             36          27,194         (50,682)         25,860         (2,336)
    (Increase) decrease in net
        working capital ..........................        (17,314)             --           4,330         (21,935)           291
    Increase in amounts due to Parent ............             --              --          18,938         (19,486)           548
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows from operations ......         53,217               8          28,857          14,888          9,464
Cash flows used for investing activities:
    Purchase of property, plant and
        equipment ................................        (16,405)             --          (1,701)        (14,421)          (283)
    Business or investments acquired .............       (106,581)             --        (106,581)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for investing
                 activities ......................       (122,986)             --        (108,282)        (14,421)          (283)
Cash flows used for financing activities:
    Net borrowings under working capital
        facilities and long-term debt
        obligations ..............................         73,950              --          73,950              --             --
    Payment of financing costs ...................         (2,692)             --          (2,692)             --             --
    Issuance of shares of common stock ...........          2,151              --           2,151              --             --
    Receipt (payment) of dividends ...............             --              --           8,810              --         (8,810)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for financing
                 activities ......................         73,409              --          82,219              --         (8,810)
Increase in cash .................................          3,640               8           2,794             467            371
Cash at beginning of period ......................          3,231              --             668              --          2,563
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      6,871    $          8    $      3,462    $        467   $      2,934
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     14,653    $    (18,418)   $     14,653    $     10,384   $      8,034
    Non-cash items included in earnings:
        Extraordinary loss .......................          4,078              --           4,078              --             --
        Amortization of intangibles ..............         12,894              --          10,618           2,208             68
        Amortization of deferred financing
             costs ...............................          2,163              --           2,163              --             --
        Depreciation .............................          7,520              --              94           7,074            352
        Deferred taxes ...........................          5,493              --           3,752           1,823            (82)
        Other, net ...............................            249          18,418         (16,742)             (5)        (1,422)
    Increase in net working capital ..............        (30,182)             --         (15,852)        (12,943)        (1,387)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows from operations ......         16,868              --           2,764           8,541          5,563
Cash flows used for investing activities:
    Purchase of property, plant and
        equipment ................................         (9,004)             --             (82)         (8,541)          (381)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for investing
                 activities ......................         (9,004)             --             (82)         (8,541)          (381)
Cash flows used for financing activities:
    Net payments under working capital
        facilities and long-term debt
        obligations ..............................         (1,900)             --          (1,900)             --             --
    Payment of financing costs ...................         (9,367)             --          (9,367)             --             --
    Issuance of shares of common stock ...........            429              --             429              --             --
    Receipt (payment) of dividends ...............             --              --           7,645              --         (7,645)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for financing
                 activities ......................        (10,838)             --          (3,193)             --         (7,645)
Decrease in cash .................................         (2,974)             --            (511)             --         (2,463)
Cash at beginning of period ......................          6,205              --           1,179              --          5,026
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      3,231    $         --    $        668    $         --   $      2,563
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1996:
(In thousands)

                                                                                        PARENT                          NON-
                                                     CONSOLIDATED    ELIMINATIONS       COMPANY       GUARANTORS     GUARANTORS
                                                     ------------    ------------    ------------    ------------   ------------
Net earnings .....................................   $     18,199    $    (10,456)   $     18,199    $      2,409   $      8,047
    Non-cash items included in earnings:
        Amortization of intangibles ..............         12,846              --          10,570           2,208             68
        Amortization of deferred financing
             costs ...............................          2,089              --           2,089              --             --
        Depreciation .............................          8,929              --              72           8,428            429
        Deferred taxes ...........................          6,842              --           7,963          (1,437)           316
        Other, net ...............................             48          10,456         (10,279)           (120)            (9)
    Decrease (increase) in net working
        capital ..................................         11,351              --          13,273          (2,074)           152
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows from operations ......         60,304              --          41,887           9,414          9,003
 Cash flows used for investing activities:
    Purchase of property, plant and
        equipment ................................         (9,740)             --             (45)         (9,414)          (281)
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for investing
                 activities ......................         (9,740)             --             (45)         (9,414)          (281)
Cash flows used for financing activities:
    Net payments under working capital
        facilities and long-term debt
        obligations ..............................        (50,350)             --         (50,350)             --             --
    Issuance of shares of common stock ...........             60              --              60              --             --
    Receipt (payment) of dividends ...............             --              --           7,802              --         (7,802)
    Other, net ...................................             (9)             --              (9)             --             --
                                                     ------------    ------------    ------------    ------------   ------------
             Net cash flows used for financing
                 activities ......................        (50,299)             --         (42,497)             --         (7,802)
Increase (decrease) in cash ......................            265              --            (655)             --            920
Cash at beginning of period ......................          5,940              --           1,834              --          4,106
                                                     ------------    ------------    ------------    ------------   ------------
Cash at end of period ............................   $      6,205    $         --    $      1,179    $         --   $      5,026
                                                     ============    ============    ============    ============   ============

                             PLAYTEX PRODUCTS, INC.

19. SUBSEQUENT EVENTS

      On January 29, 1999, the Company completed the acquisition of the Diaper Genie(R) business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries L.P. ("Mondial") for approximately $122 million. The purchase price consisted of $72 million in cash and the issuance to Mondial of $50 million principal amount of convertible notes. The cash portion of the consideration was financed through the Company's 1997 Revolving Credit Facility. The newly issued convertible notes bear a rate of interest of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of the Company's Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by the Company after January 29, 2002. The acquisition was accounted for as an asset purchase.

                             PLAYTEX PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

      We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the twelve months ended December 26, 1998, December 27, 1997 and December 28, 1996 included on pages F-15 through F-51 in the Company's Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule, on page 20 in the Company's Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playtex Products, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997 and the results of their operations and their cash flows for the twelve months ended December 26, 1998, December 27, 1997 and December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.


/s/ KPMG LLP

February 4, 1999
Stamford, Connecticut

                             PLAYTEX PRODUCTS, INC.

                              REPORT OF MANAGEMENT

      The management of Playtex Products, Inc. is responsible for the financial and operating information contained in the Annual Report, including the financial statements covered by the independent auditors' report. These statements were prepared in conformity with generally accepted accounting principles and include, where necessary, informed estimates and judgments.

      The Company maintains systems of accounting and internal control designed to provide reasonable assurance that assets are safeguarded against loss, and that transactions are executed and recorded properly so as to ensure that the financial records are reliable for preparing financial statements.

      Elements of these control systems are the establishment and communication of accounting and administrative policies and procedures, the selection and training of qualified personnel, and continuous programs of internal review.

      The Company's financial statements are reviewed by its Audit Committee, which is composed entirely of non-employee Directors. This Committee meets with the independent auditors and management to review the scope and results of the annual audit, interim reviews, internal controls, and financial reporting matters. The independent auditors have direct access to the Audit Committee.


/s/ MICHAEL R. GALLAGHER
Chief Executive Officer
and Director


/s/ MICHAEL F. GOSS
Executive Vice President,
Chief Financial Officer,
and Director

February 4, 1999
Westport, Connecticut

                             PLAYTEX PRODUCTS, INC.

                                OTHER INFORMATION

CORPORATE INFORMATION

      Shares of Playtex Products, Inc. Common Stock are traded on the New York Stock Exchange under the symbol PYX. The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Under its debt agreements, the Company is restricted from paying dividends unless it meets certain specified financial criteria immediately following such payment.

STOCK TRANSFER AGENT AND REGISTRAR
ChaseMellon Shareholder Services, L.L.C.
80 Challenger Road
Ridgefield Park, New Jersey 07660
(800)851-9677
www.chasemellon.com

INDEPENDENT AUDITORS
KPMG LLP
3001 Summer Street
Stamford, CT 06905

CORPORATE OFFICES
Playtex Products, Inc.
300 Nyala Farms Road
Westport, CT 06880

                             PLAYTEX PRODUCTS, INC.

                                OTHER INFORMATION

BOARD OF DIRECTORS

     Richard C. Blum          President and Managing Member of Richard C. Blum
                                 and Associates, L.P.

     Michael R. Eisenson      President and Chief Executive Officer of
                                 Charlesbank Capital Partners, LLC

     Timothy O. Fisher        Vice President of The Hillman Group

     Michael R. Gallagher     Chief Executive Officer

     Michael F. Goss          Executive Vice President and Chief Financial
                                 Officer

     Robert B. Haas           Chairman, Chairman of the Board and Chief
                                 Executive Officer of Haas Wheat & Partners
                                 Incorporated

     C. Ann Merrifield        President of Genzyme Genetics

     Jeffrey W. Ubben         Managing Director of Investments of Richard C.
                                 Blum and Associates, L.P.

     Wyche H. Walton          Senior Vice President of Haas Wheat & Partners
                                 Incorporated

     Douglas D. Wheat         President of Haas Wheat & Partners Incorporated

     Kenneth F. Yontz         Chairman of the Board, President and Chief
                                 Executive Officer of Sybron International
                                 Corporation

PRINCIPAL OFFICERS

     Michael R. Gallagher     Chief Executive Officer

     Michael F. Goss          Executive Vice President and Chief Financial
                                 Officer

     Richard G. Powers        President, U.S. Personal Products Division

     Max R. Recone            President, U.S. Consumer Products Division

     Irwin S. Butensky        Senior Vice President, Biomedical and
                                 Administrative Services

     James S. Cook            Senior Vice President, Operations

     John D. Leahy            Senior Vice President, Corporate
                                 Sales/International

     Jeffrey M. Brown         Vice President, Personal Products Research and
                                 Development

     Glenn A. Forbes          Vice President, Finance

     Jeffrey B. Keane         Vice President, International

     Frank M. Sanchez         Vice President, Human Resources

     Uma P. Tripathi          Vice President, Consumer Products Research and
                                 Development

     Vincent S. Viviani       Vice President, Quality Systems

     Paul E. Yestrumskas      Vice President, General Counsel and Secretary

----------

                                INDEX TO EXHIBITS

Exhibit No.                                 Description
-----------                                 -----------

3(a) Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit
                     3.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

3(b)                 By-laws of the Company, as amended through June 4, 1998.
                     (Incorporated herein by reference to Exhibit 3(b) of Playtex's Form 10-Q for the period ended June 27, 1998, dated August 11, 1998, File No. 33-25485-01.)

4(a) Indenture dated as of February 2, 1994 relating to the 9% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") among Family Products, Playtex and IBJ Schroder Bank & Trust Company, as trustee, including form of Note. (Incorporated herein by reference to Exhibit 4(b) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

4(a)(1)              First Supplemental Indenture dated as of March 8, 1994.
                     (Incorporated herein by reference to Exhibit 4(b)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

4(a)(2) Second Supplemental Indenture, dated as of June 6, 1995 among the Company, Playtex Sales & Service, Inc. and IBJ Schroder Bank and Trust Company, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

4(a)(3) Third Supplemental Indenture, dated as of June 6, 1995 among the Company, Playtex Manufacturing Inc. and IBJ Schroder Bank and Trust Company, as Trustee. (Incorporated herein by reference to Exhibit 4.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

4(a)(4) Fourth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(5) Fifth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(6) Sixth Supplemental Indenture among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(7) Seventh Supplemental Indenture among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(7) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

Exhibit No.                                 Description
-----------                                 -----------

4(a)(8) Eighth Supplemental Indenture among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of July 21, 1997. (Incorporated herein by reference to Exhibit 4(b)(8) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(a)(9) Ninth Supplemental Indenture among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of August 27, 1997. (Incorporated herein by reference to Exhibit 4(b)(9) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(a)(10) Tenth Supplemental Indenture among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 4(b)(10) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(b) Form of Junior Subordinated Note of Playtex. (Incorporated herein by reference to Exhibit 4(i) of Playtex's Registration Statement on Form S-1, No. 33-25485.)

4(b)(1) Form of Junior Subordinated Note of Playtex dated December 15, 1989. (Incorporated herein by reference to Exhibit 4(f)(1) to Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

4(b)(2) Junior Subordinated Note of Playtex dated December 15, 1990. (Incorporated herein by reference to Exhibit 4(f)(2) to Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, No. 33-25485.)

4(b)(3) Junior Subordinated Note of Playtex dated December 15, 1991. (Incorporated herein by reference to Exhibit 4(h)(3) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

4(b)(4) Junior Subordinated Note of Playtex dated December 15, 1992. (Incorporated herein by reference to Exhibit 4(h)(4) of Playtex's Annual Report on Form 10-K for the year ended December 26, 1992.)

4(b)(5) Junior Subordinated Note of Playtex dated December 15, 1993. (Incorporated herein by reference to Exhibit 4(j)(5) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

4(b)(6) Agreement between Playtex and Playtex Apparel Partners, L.P. dated November 30, 1994 relating to Junior Subordinated Notes. (Incorporated herein by reference to Exhibit 4(d)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

4(c) Indenture dated as of July 21, 1997 relating to the 8 7/8 Senior Notes due 2004 (the "Senior Notes") among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex Investment Corp., Playtex International Corp., Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively, the "Guarantors") and Marine Midland Bank, as Trustee. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(1)              Form of Exchange Notes (incorporated by reference to
                     Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 21, 1997.)

Exhibit No.                                 Description
-----------                                 -----------

4(c)(2) Registration Rights Agreement, among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchaser") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(3) Purchase Agreement, dated as of July 14, 1997 relating to the 8 7/8 Senior Notes due 2004 (the "Senior Notes") among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex Investment Corp., Playtex International Corp., Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively, the "Guarantors") and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(4) First Supplemental Indenture, dated as of January 28, 1998 among the Company, Personal Care Holdings, Inc. ("PCH"), Personal Care Group, Inc. ("PCG") and Carewell Industries, Inc. ("Carewell"), (each of PCH, PCG and Carewell being referred to as a Guarantor), and Marine Midland Bank as trustee. (Incorporated herein by reference to Exhibit 4(e)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

10(a) Credit Agreement, dated as of July 21, 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo Bank, N.A. ("Wells Fargo"), as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 21, 1997.)

10(a)(1) First Amendment, dated as of January 28, 1998, to the Credit Agreement, dated as of July 21, 1997, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10(a)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

10(b) Term Loan Agreement, dated as of July 21 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo, as the facility manager, and the lenders therein. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 21, 1997.)

10(b)(1) First Amendment, dated as of January 28, 1998, to the Term Loan Agreement, dated as of July 21, 1997, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the facility manager, and the Lenders therein. (Incorporated herein by reference to Exhibit 10(b)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

10(c) Playtex Park Profit-Sharing Retirement Plan and Savings Plan dated December 12, 1986, as amended January 1, 1989. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No.33-25485.)

10(d) Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987, File No. 33-15607.)

10(e)                Revised Special Severance Plan dated August 27, 1990.
                     (Incorporated herein by reference to Exhibit 10(g)(2) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, File No. 33-25485.)

Exhibit No.                                 Description
-----------                                 -----------

10(f) Termination Policy for Management Compensation Plan Participants. (Incorporated herein by reference to Exhibit 10(h)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, File No. 33-25485.)

10(g)                Playtex Pension Plan effective January 1, 1989.
                     (Incorporated herein by reference to Exhibit 10(j) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(h) Retirement Plan for Hourly Employees of TEK effective January 1, 1989. Incorporated herein by reference to
                     Exhibit 10(k) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(i) Playtex Management Incentive Plan for 1997. (Incorporated herein by reference to Exhibit 10(1)(2) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 33-25485-01.)

10(j)                Consulting Agreement between Family Products and Joel E.
                     Smilow dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(k)                Form of Management Contribution and Subscription Agreement.
                     (Incorporated herein by reference to Exhibit 4(d) of Playtex's Registration Statement on Form S-1, No. 33-25485.)

10(k)(1) First Amendment to the Management Contribution and Subscription Agreement dated February 23, 1989. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

10(k)(2) Second Amendment to the Management Contribution and Subscription Agreement dated November 15, 1989. (Incorporated herein by reference to Exhibit 10(c)(2) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989, No. 33-25485.)

10(k)(3) Third Amendment to the Management Contribution and Subscription Agreement dated August 1, 1990. (Incorporated herein by reference to Exhibit 10(c)(3) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990, No. 33-25485.)

10(k)(4) Fourth Amendment to the Management and Contribution Subscription Agreement dated January 1, 1992. (Incorporated herein by reference to Exhibit 10(q)(4) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(l) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(l)(1)             Amendment No. 1 to the 1994 Stock Option Plan.
                     (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(l)(2)             Amendment No. 2 to the 1994 Stock Option Plan.
                     (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(l)(3)             Amendment No. 3 to the 1994 Stock Option Plan.
                     (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

Exhibit No.                                 Description
-----------                                 -----------

10(l)(4)             Amendment No. 4 to the 1994 Stock Option Plan.
                     (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

*10(l)(5)            Amendment No. 5 to the 1994 Stock Option Plan.

*10(l)(6)            Amendment No. 6 to the 1994 Stock Option Plan.

10(m) Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

10(n) Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(o) Form of Retention Agreement dated as of July 22, 1997 between Michael F. Goss and the Company. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(p) Form of Retention Agreement dated as of July 22, 1997 between each of Richard G. Powers, Max R. Recone and James
                     S. Cook and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(q) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

10(r) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

10(s) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(t) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated March 17, 1995.)

10(t)(1) Amendment No.1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(t)(2) First Amended And Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(5) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

Exhibit No.                                 Description
-----------                                 -----------

*10(t)(3)            Amendment No. 1, dated as of January 29, 1999 to the First
                     Amended And Restated Registration Rights Agreement, dated as of March 17, 1995, as amended and restated as of June 1, 1998 by and among the Company, HWH Capital Partners, L.P.,
                     HWH Valentine Partners, L.P., HWH Surplus Valentine
                     Partners, L.P. to the Stock Purchase Agreement.

10(u) Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(v) Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., BINKY-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(w) Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K dated February 12, 1998.)

10(x) Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit
                     2.2 of Playtex's Form 8-K dated February 12, 1998.)

10(x)(1) Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K dated February 12, 1998.)

10(y) First Amended And Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(z) Letter Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(7) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(aa) Letter of Waiver, dated as of June 1, 1998, by and among the Company, Donaldson, Lufkin & Jenrette International, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(8) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(ab)               Stock Purchase Agreement, dated June 1, 1998 between J.W.
                     Childs Equity Partners, L.P. (the "seller"), RCBA Playtex, L.P. (the "Buyer"), and Richard C. Blum & Associates, Inc. (the "Guarantor"). (Incorporated herein by reference to Exhibit 10(1) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

Exhibit No.                                 Description
-----------                                 -----------

10(ac) Stockholders Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

*10(ac)(1)           Amended and Restated Stockholders Agreement, dated
                     September 3, 1998 between the Company, RCBA Playtex, L.P.
                     and RCBA Strategic Partners.

10(ad) Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

*10(ad)(1)           Amendment No. 1, dated as of January 29, 1999, to the
                     Registration Rights Agreement, dated as of June 1, 1998 between RCBA Playtex, L.P. and the Company.

10(ae) Indenture, dated as of January 29, 1999, between Playtex Products, Inc. and Marine Midland Bank. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1999, File No. 33-25485-01.)

10(af) Registration Rights Agreement, dated as of January 29, 1999, between Playtex Products, Inc. and Mondial Industries Limited Partnership. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1999, File No. 33-25485-01.)

10(ag) Lease Agreement between Playtex and Stauffer Management Company dated as of June 3, 1994. (Incorporated herein by reference to Exhibit 10(y) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

*10(ah) Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998.

*10(ai) Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc.

10(aj) Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(ak) Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(al) Interest Protection Agreement effective November 28, 1997 between Playtex Products, Inc., and Merrill Lynch Capital Services, Inc. (Incorporated herein by reference to Exhibit 10(ae) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

*10(am) Interest Rate Swap Agreement effective July 23, 1998 between Playtex Products, Inc., and Toronto Dominion (New
                     York), Inc.

*11                  Compuation of Earnings Per Share

*12(a)               Statement re-computation of ratios.

Exhibit No.                                 Description
-----------                                 -----------

*22(a)               Subsidiaries of Playtex.

*23                  Consent of KPMG LLP.

*27                  Financial Data Schedule.

-----------
*     Filed herewith