Form 10-Q
period 1999-03-27
PLAYTEX PRODUCTS INC
filed 1999-05-11
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 27, 1999

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

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                           ---------------------------
                    (Address of principal executive offices)

                        Telephone number: (203) 341-4000
                        --------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      At May 7, 1999, 60,456,158 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements...................... 3 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................11 - 17

                               PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................     18

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits.....................................................     18

        (b) Reports on Form 8-K..........................................     18

        Signatures.......................................................     19

        Exhibit Index ...................................................     20

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           March 27,     December 26,
                                                                             1999            1998
                                                                          -----------    -----------
                             ASSETS                                      (Unaudited)
Current assets:
   Cash ...............................................................   $    13,221    $     6,871
   Receivables, less allowance for doubtful accounts ..................       132,802        103,185
   Inventories ........................................................        62,596         58,790
   Deferred income taxes ..............................................        14,978         14,650
   Other current assets ...............................................         1,763          5,650
                                                                          -----------    -----------
      Total current assets ............................................       225,360        189,146
Net property, plant and equipment .....................................       100,989         78,906
Intangible assets, net ................................................       626,402        531,592
Deferred financing costs ..............................................        15,665         16,448
Due from related party ................................................        80,017         80,017
Other noncurrent assets ...............................................         3,114          3,112
                                                                          -----------    -----------
      Total assets ....................................................   $ 1,051,547    $   899,221
                                                                          ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................   $    33,936    $    38,298
   Accrued expenses ...................................................        66,860         59,981
   Income taxes payable ...............................................        11,609          8,444
   Current maturities of long-term debt ...............................         4,563          3,875
                                                                          -----------    -----------
      Total current liabilities .......................................       116,968        110,598
Long-term debt ........................................................       936,563        807,875
Due to related party ..................................................        78,386         78,386
Other noncurrent liabilities ..........................................        13,181         14,049
Deferred income taxes .................................................        33,673         29,288
                                                                          -----------    -----------
      Total liabilities ...............................................     1,178,771      1,040,196
                                                                          -----------    -----------
Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     60,417,824 shares at March 27, 1999 and
     60,401,822 shares at December 26, 1998 ...........................           604            604
   Additional paid-in capital .........................................       518,311        518,179
   Retained earnings (deficit) ........................................      (643,264)      (656,835)
   Foreign currency translation adjustment ............................        (2,875)        (2,923)
                                                                          -----------    -----------
      Total stockholders' equity ......................................      (127,224)      (140,975)
                                                                          -----------    -----------
      Total liabilities and stockholders' equity ......................   $ 1,051,547    $   899,221
                                                                          ===========    ===========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                               Three Months Ended
                                                                               -------------------
                                                                               March 27,  March 28,
                                                                                 1999       1998
                                                                               --------   --------
Net sales ..................................................................   $190,452   $172,689
Cost of sales ..............................................................     80,907     72,946
                                                                               --------   --------

   Gross profit ............................................................    109,545     99,743

Operating expenses:
   Advertising and sales promotion .........................................     37,282     36,891
   Selling, distribution and research ......................................     18,814     15,778
   Administrative ..........................................................      6,224      5,491
   Amortization of intangibles .............................................      4,846      3,864
                                                                               --------   --------

      Total operating expenses .............................................     67,166     62,024

        Operating earnings .................................................     42,379     37,719

Interest expense including related party interest expense
   of $3,037 for both periods presented, net of related party
   interest income of $3,001 for both periods presented ....................     18,838     17,950
                                                                               --------   --------

        Earnings before income taxes .......................................     23,541     19,769

Income taxes ...............................................................      9,970      8,459
                                                                               --------   --------

        Net earnings .......................................................   $ 13,571   $ 11,310
                                                                               ========   ========

Earnings per share:
   Basic ...................................................................   $   0.22   $   0.20
                                                                               ========   ========
   Diluted .................................................................   $   0.22   $   0.20
                                                                               ========   ========

Weighted average shares outstanding:
   Basic ...................................................................     60,413     56,969
                                                                               ========   ========
   Diluted .................................................................     63,205     57,725
                                                                               ========   ========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                           Foreign
                                                                Additional   Retained     Currency
                                                       Common     Paid-In    Earnings    Translation
                                                       Stock      Capital    (Deficit)    Adjustment     Total
                                                     ---------   ---------   ---------    ---------    ---------
Balance, December 26, 1998 .......................   $     604   $ 518,179   $(656,835)   $  (2,923)   $(140,975)

Net earnings .....................................          --          --      13,571           --       13,571

Foreign currency translation adjustment ..........          --          --          --           48           48
                                                                                                       ---------

    Comprehensive earnings .......................                                                        13,619

Stock issued to employees exercising stock options          --         132          --           --          132
                                                     ---------   ---------   ---------    ---------    ---------

        Balance, March 27, 1999 ..................   $     604   $ 518,311   $(643,264)   $  (2,875)   $(127,224)
                                                     =========   =========   =========    =========    =========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                         Three Months Ended
                                                                       ----------------------
                                                                        March 27,   March 28,
                                                                          1999        1998
                                                                       ---------    ---------
Cash flows from operations:
   Net earnings ....................................................   $  13,571    $  11,310
   Non-cash items included in earnings:
     Amortization of intangibles ...................................       4,846        3,864
     Amortization of deferred financing costs ......................         783          715
     Depreciation ..................................................       2,159        2,069
     Deferred income taxes .........................................       4,731        5,486
     Other, net ....................................................          30          196
     Net increase in working capital accounts, net of acquisitions .     (21,692)     (34,903)
                                                                       ---------    ---------

        Net cash flows from (used for) operations ..................       4,428      (11,263)

Cash flows used for investing activities:
   Purchases of property, plant and equipment ......................      (6,737)      (2,278)
   Businesses acquired, net of cash acquired .......................    (120,849)    (106,246)
                                                                       ---------    ---------

        Net cash flows used for investing activities ...............    (127,586)    (108,524)

Cash flows provided by (used for) financing activities:
   Net borrowings under credit facilities ..........................      80,001       24,600
   Issuance of note payable ........................................          --          500
   Long-term debt borrowings .......................................      50,000      100,000
   Long-term debt repayments .......................................        (625)        (625)
   Payment of financing costs ......................................          --       (3,027)
   Issuance of shares of common stock ..............................         132          666
                                                                       ---------    ---------

        Net cash flows provided by financing activities ............     129,508      122,114

Increase in cash ...................................................       6,350        2,327
Cash at beginning of period ........................................       6,871        3,231
                                                                       ---------    ---------

Cash at end of period ..............................................   $  13,221    $   5,558
                                                                       =========    =========

Supplemental disclosures of cash flow information

   Cash paid during the periods for:
    Interest .......................................................   $  13,731    $  11,545
    Income taxes, net of refunds ...................................   $   2,066    $     160

      In connection with the acquisition of Personal Care Holdings, Inc. in January 1998, the Company issued 9,257,345 shares of Common Stock with a value of $9.875 per share, aggregating $91,417.

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The accompanying quarterly condensed consolidated financial statements of Playtex Products, Inc. ("Playtex" or the "Company") are unaudited; however, such statements include all adjustments (consisting of normal recurring adjustments) considered necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of the interim period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the full year.

      The Company presumes the users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. Accordingly, all footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2. Acquisitions

1999 Acquisition

      On January 29, 1999, the Company completed the acquisition of the Diaper Genie business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries L.P. ("Mondial") for approximately $122 million (the "1999 Acquisition"). The purchase price consisted of $72 million in cash and the issuance to Mondial of $50 million principal amount of convertible notes. The cash portion of the consideration was financed through the Company's 1997 revolving credit facility. The newly issued convertible notes bear interest at a rate of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of the Company's Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by the Company after January 29, 2002. The acquisition was accounted for as an asset purchase.

1998 Acquisitions

      On January 28, 1998, the Company acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of the Company's Common Stock. The cash portion of the consideration paid for the PCH transaction was financed with borrowings under the Company's credit facility (see Note 4). The acquisition was accounted for as a purchase. On January 26, 1998, the Company acquired certain tangible and intangible assets related to the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash and $0.5 million in notes payable due and paid on July 27, 1998. On January 6, 1998, the Company acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash.

      As indicated above, the 1999 Acquisition was accounted for as an asset purchase and the acquisitions of PCH, Binky, and Carewell (the "1998 Acquisitions") were accounted for as purchases. The Company has substantially completed the assignment of fair value to all assets acquired and liabilities assumed in the 1999 Acquisition and has completed the assignment of fair value to all assets acquired and liabilities assumed in the 1998 Acquisitions

      In connection with the 1999 and 1998 Acquisitions, the Company accrued for certain direct costs as part of the purchase price allocations. These costs include $4.2 million for costs to exit activities of the acquired companies, $3.0 million of costs to involuntarily terminate employees of the acquired companies, and $0.2 million to relocate employees of the acquired companies. As of March 27, 1999, the Company has incurred $1.5 million of costs associated with exit activities, $2.1 million of costs associated with involuntary terminations and $0.1 million associated with relocating employees of the acquired companies. As of March 27, 1999, the Company's remaining acquisition liability of $3.7 million relates primarily to lease obligations.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Components

                                                                                                  March 27,   December 26,
        The components of certain balance sheet accounts are as follows (in thousands):              1999         1998
                                                                                                  ---------    ---------
                                                                                                 (Unaudited)
Receivables ...................................................................................   $ 135,491    $ 105,280
Less allowance for doubtful accounts ..........................................................      (2,689)      (2,095)
                                                                                                  ---------    ---------
      Net .....................................................................................   $ 132,802    $ 103,185
                                                                                                  =========    =========

Inventories:
   Raw materials ..............................................................................   $  20,496    $  17,722
   Work in process ............................................................................       1,134          763
   Finished goods .............................................................................      40,966       40,305
                                                                                                  ---------    ---------
      Total ...................................................................................   $  62,596    $  58,790
                                                                                                  =========    =========

Net property, plant and equipment:
   Land .......................................................................................   $   2,376    $   1,435
   Buildings ..................................................................................      35,656       30,000
   Machinery and equipment ....................................................................     147,585      130,000
                                                                                                  ---------    ---------
                                                                                                    185,617      161,435
   Less accumulated depreciation ..............................................................     (84,628)     (82,529)
                                                                                                  ---------    ---------
      Net .....................................................................................   $ 100,989    $  78,906
                                                                                                  =========    =========

Accrued expenses:
   Advertising and sales promotion ............................................................   $  21,770    $  22,580
   Employee compensation and benefits .........................................................       6,800       11,917
   Interest ...................................................................................      14,942        9,053
   Insurance ..................................................................................       3,012        3,038
   Other ......................................................................................      20,336       13,393
                                                                                                  ---------    ---------
      Total ...................................................................................   $  66,860    $  59,981
                                                                                                  =========    =========

4.  Long-Term Debt

        Long-term debt consists of the following (in thousands):                                  March 27,   December 26,
                                                                                                     1999         1998
                                                                                                  ---------    ---------
                                                                                                 (Unaudited)
1997 Credit Agreement:
   Term A Loan ................................................................................   $  55,000    $  55,000
   Revolving Credit Facility ..................................................................      80,001           --
   Term Loan ..................................................................................     246,125      246,750

6% Convertible Subordinated Notes due 2004 ....................................................      50,000           --
8 7/8% Senior Notes due 2004 ..................................................................     150,000      150,000
9% Senior Subordinated Notes due 2003 .........................................................     360,000      360,000
                                                                                                  ---------    ---------
                                                                                                    941,126      811,750
   Less current maturities ....................................................................      (4,563)      (3,875)
                                                                                                  ---------    ---------
      Total long-term debt ....................................................................   $ 936,563    $ 807,875
                                                                                                  =========    =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

      In connection with the 1999 Acquisition (see Note 2), the Company issued to Mondial $50 million of 6% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). Required semi-annual interest payments on the Convertible Notes commence July 31, 1999. The Convertible Notes are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by the Company after January 29, 2002.

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

      The 1997 Revolving Credit Facility matures on June 15, 2003 and commitments thereunder are automatically and permanently reduced by (i) $5.0 million on December 15, 2000 and June 15, 2001, (ii) $7.0 million on December 15, 2001 and June 15, 2002, and (iii) $8.0 million on December 15, 2002 and June 15, 2003. The 1997 Term A Loan requires a reduction in commitment amounts of $1.4 million in fiscal 1999, $7.6 million in fiscal 2000, $15.1 million in fiscal 2001, $19.9 million in fiscal 2002, and $11.0 million in fiscal 2003. The Term Loan provides for quarterly repayment of principal of $625,000 from March 15, 1998 through June 15, 2003. The remaining principal balance on the 1997 Term Loan, expected to be $235.5 million, is due on September 15, 2003.

      The rate of interest on borrowings under the 1997 Credit Agreement is, at the Company's option, a function of various alternative short-term borrowing rates, as defined in the 1997 Credit Agreement. At March 27, 1999 and March 28, 1998, the weighted average variable interest rate was 6.43% and 7.13%, respectively. The weighted average variable interest rate for the quarters ended March 27, 1999 and March 28, 1998 was 6.59% and 7.24%, respectively. Quarterly commitment fees of three-eighths of 1% on the unutilized portion of the 1997 Credit Agreement and an agency fee of $0.1 million per annum are also required. At March 27, 1999, aggregate unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Credit Agreement amounted to $34.0 million.

5. Business Segments

      The Company is organized in three divisions: the U.S. Personal Products Division, the U.S. Consumer Products Division, and the International and Other Division. The Company's divisions have been designated as business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This divisional structure allows management to focus on individual product lines, category management initiatives and efficient integration of acquired brands. The two largest divisions, the U.S. Personal Products Division and the U.S. Consumer Products Division constituted 91% and 88% of the Company's consolidated net sales for the three months ended March 27, 1999 and March 28, 1998, respectively. All of the sales in these two divisions are within the 50 United States. The third division, International and Other Division, constituted 9% and 12% of the Company's consolidated net sales for the three months ended March 27, 1999 and March 28, 1998, respectively. Net sales from the International and Other Division are derived from: export sales, sales of the Company's Canadian subsidiary, sales in Puerto Rico and sales of private label tampons. The International and Other Division sell the majority of the Company's products sold in both the U.S. Personal and U.S. Consumer Products Divisions.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                                             Three Months Ended
                                                ------------------------------------------
                                                   March 27, 1999         March 28, 1998
                                                --------------------    ------------------
(Unaudited, dollars in thousands)                  Net       Product      Net       Product
                                                  Sales      Contrib.     Sales     Contrib.
                                                --------     -------    --------    ------
U.S. Personal Products.....................     $103,778     $45,041    $ 87,816   $34,542
U.S. Consumer Products.....................       68,695      24,464      64,946    24,769
International and Other....................       17,979       4,713      19,927     5,808
Unallocated Charges (1)....................           --      (1,955)         --    (2,267)
                                                --------     -------    --------    ------
   Total Consolidated......................     $190,452      72,263    $172,689    62,852
                                                ========                ========
Reconciliation to operating earnings:

Selling, distribution and research.........                   18,814                15,778
Administrative.............................                    6,224                 5,491
Amortization of intangibles................                    4,846                 3,864
                                                             -------               -------
   Operating earnings......................                  $42,379               $37,719
                                                             =======               =======

-----------

(1) Certain unallocated corporate charges such as business license taxes and product liability insurance that are included in consolidated gross margin, but not included in the evaluation of the division's performance.

6. Contingent Liabilities

      In the opinion of management, there are no claims, commitments, guarantees or litigation pending to which the Company or any of its subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

      Reference is made to the discussion of litigation contained under the caption "Financial Condition and Liquidity" in Item 2 of this report (Management's Discussion and Analysis of Financial Condition and Results of Operations), which is incorporated herein by reference.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial data and condensed notes thereto included elsewhere in this Quarterly Report and with the historical audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998 filed with the Securities and Exchange Commission (File No. 1-12620).

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

Results of Operations

      Basis of Management's Discussion and Analysis

      The Company is organized in three divisions to allow management to focus more effectively on individual product lines, category management initiatives, and the efficient integration of acquired brands (see Note 5 of Condensed Notes to Consolidated Financial Statements). In January 1999, the Company acquired the Diaper Genie business from Mondial (see Note 2 of Condensed Notes to Consolidated Financial Statements). The Diaper Genie business

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

has been incorporated in the Infant Care group of the U.S. Personal Products Division. The results of operations of the Company for the three months ended March 27, 1999 includes the results of the Diaper Genie business for the two month period then ended.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents a consolidated view of the Company's results and where appropriate also provides insight to the key indicators of each division's performance.

Three Months Ended March 27, 1999 Compared To
  Three Months Ended March 28, 1998

      Consolidated Net Sales--Consolidated net sales increased $17.8 million, or 10%, to $190.5 million for the first quarter of 1999 from $172.7 million in the first quarter of 1998. Excluding the impact of the 1998 and 1999 Acquisitions, the consolidated net sales of the Company grew by $5.7 million in the first quarter of 1999, or 4%, compared to the first quarter of 1998.

      U.S. Personal Products Division--Net sales for the first quarter of 1999 increased $16.0 million, or 18%, to $103.8 million from $87.8 million in the first quarter of 1998. Excluding the impact of the Acquisitions, the net sales of the U.S. Personal Products Division grew by $6.8 million in the first quarter of 1999, or 9%, compared to the first quarter of 1998.

      Net sales of Infant Care products increased $11.7 million, or 26%, to $56.7 million in the first quarter of 1999 from $45.0 million in the first quarter of 1998. These results reflect the impact of the Infant Care brands acquired in the Acquisitions and continued growth in the Company's base Infant Care product lines. Net sales of the Company's pre-acquisition Infant Care product lines consisting of infant feeding and soothing products increased by $2.5 million, or 8%, over the comparable period in 1998. The Company's dollar market share in the infant feeding category grew by 1.4 percentage points to 43.5% in the first quarter of 1999 from 42.1% in the first quarter of 1998. Fueling the growth in the infant feeding category was the Company's disposable feeding systems which grew at twice the rate of the category, reaching a record dollar market share of 84.9% for the quarter, a gain of 4.9 percentage points over the first quarter of 1998. The infant feeding category grew 6.5% in dollars during the first quarter of 1999 and the Company's retail takeaway grew 10.0% during the same period as compared to the first quarter of 1998.

      Net sales of Feminine Care products increased $4.2 million, or 10%, to $47.1 million in the first quarter of 1999 from $42.9 million in the first quarter of 1998. In December 1997, the Company successfully launched Gentle Glide Odor Absorbing, a plastic applicator tampon with an all-natural material which absorbs odors without the use of fragrance or deodorant. Following the debut of Gentle Glide Odor Absorbing, the Company in late 1998 incorporated the unique all-natural odor absorbing feature into the cardboard applicator line, Silk Glide. These introductions, combined with general strength in the Company's branded tampon business, increased the Company's dollar market share 2.1 percentage points in the first quarter of 1999 to 28.6% from 26.5% in the first quarter of 1998. The tampon category, in dollars, grew 3.7% in the first quarter of 1999 and the Company's retail takeaway grew 11.8%.

      U.S. Consumer Products Division--Net sales for the first quarter of 1999 increased $3.8 million, or 6%, to $68.7 million from $64.9 million in the first quarter of 1998. Excluding the impact of the Acquisitions, the net sales of the U.S. Consumer Products Division grew by $1.7 million in the first quarter of 1999, or 3%, compared to the first quarter of 1998.

      Net sales of Sun Care products increased $2.4 million, or 6%, to $42.7 million in the first quarter of 1999 from $40.3 million in the first quarter of 1998. The Company's Sun Care line continued to gain unit market share in the first quarter of 1999 up 1.6 percentage points to 19.2% from 17.6% in the first quarter of 1998. The sun care category, in

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

dollars, grew 23.8% for the first quarter of 1999 compared to the first quarter of 1998, while the Company's retail takeaway increased 32.7% in the first quarter of 1999 compared to the comparable period in 1998. The category growth and the growth in retail takeaway was due largely to a more normal spring season in Florida and the Southwest compared to the first quarter of 1998 which was hampered by the unfavorable weather conditions, the result of the El Nino weather system.

      Net sales of Household Products increased $0.1 million, or less than 1%, to $13.3 million in the first quarter of 1999 from $13.2 million in the first quarter of 1998. Although the Household Products business was relatively flat compared to the first quarter of 1998, both Woolite and Playtex Gloves experienced increases in retail takeaway and dollar market share. Woolite dollar market share increased 2.6 percentage points to 19.8% in the first quarter of 1999 from 17.2% in the first quarter of 1998. Playtex Gloves dollar market share increased 1.1 percentage points to 33.9% in the first quarter of 1999 from 32.8% in the first quarter of 1998.

      Net sales of Personal Grooming increased $1.2 million, or 10%, to $12.7 million in the first quarter of 1999 from $11.5 million in the first quarter of 1998. The impact of the Personal Grooming brands acquired in the 1998 Acquisitions offset lower net sales of Jhirmack products.

      International and Other Division--Net sales in the first quarter of 1999 decreased $1.9 million, or 10%, to $18.0 million from $19.9 million in the first quarter of 1998. The decrease was primarily due to lower net sales in International markets resulting from general economic uncertainties and lower net sales associated with the Company's private label tampon business.

      Consolidated Gross Profit--Consolidated gross profit increased $9.8 million, or 10%, to $109.5 million in the first quarter of 1999 from $99.7 million in the first quarter of 1998. As a percent of net sales, gross profit decreased marginally, to 57.5% in the first quarter of 1999 from 57.8% in the first quarter of 1998 due primarily to lower overall gross margins for acquired brands. The dollar increase in gross profit was primarily due to the higher net sales noted previously.

      Consolidated Product Contribution--Consolidated product contribution increased $9.4 million, or 15%, to $72.3 million in the first quarter of 1999 from $62.9 million in the first quarter of 1998. The increase was primarily due to the higher net sales noted previously. As a percent of net sales, product contribution increased 1.5 percentage points to 37.9% in the first quarter of 1999 from 36.4% in the first quarter of 1998, primarily as a result of lower overall advertising and sales promotion expenses as a percentage of net sales.

      U.S. Personal Products Division--Product contribution increased $10.5 million, or 30%, to $45.0 million in the first quarter of 1999 from $34.5 million in the first quarter of 1998. As a percent of net sales, product contribution increased 4.1 percentage points, to 43.4% in the first quarter of 1999 from 39.3% in the first quarter of 1998. This increase in product contribution was primarily due to a change in product sales mix and the timing of certain advertising and promotional activities.

      U.S. Consumer Products--Product contribution decreased $0.3 million, or 1%, to $24.5 million in the first quarter of 1999 from $24.8 million in the first quarter of 1998. As a percent of net sales, product contribution decreased
2.5 percentage points, to 35.6% from 38.1% in the first quarter of 1998. This is primarily due to a change in sales mix and the timing of certain advertising and promotional activities.

      International and Other--Product contribution decreased $1.1 million, or 19%, to $4.7 million in the first quarter of 1999 from $5.8 million in the first quarter of 1998. As a percent of net sales, product contribution decreased 2.9 percentage points, to 26.2% from 29.1% in the first quarter of 1998. This is primarily due to the sales decline noted previously as well as a change in sales mix and the timing of certain advertising and promotional activities.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      Consolidated Operating Earnings--Consolidated operating earnings increased $4.7 million, or 12%, to $42.4 million in the first quarter of 1999 from $37.7 million in the first quarter of 1998. The increase in operating earnings resulted from (i) higher net sales resulting from the 1999 and 1998 Acquisitions, (ii) higher net sales in the Company's pre-acquisition product lines, and (iii) lower operating expenses as a percent of net sales.

      Consolidated Interest Expense--Consolidated interest expense in the first quarter of 1999 increased $0.8 million, or 4%, to $18.8 million in the first quarter of 1999 from $18.0 million in the first quarter of 1998. This resulted from an increase in long-term debt of $78.9 million at March 27, 1999 compared to March 28, 1998, primarily additional borrowings to finance the acquisition of the Diaper Genie business (see Note 2 and Note 4 of Condensed Notes to Consolidated Financial Statements). The impact of the higher debt balance was offset, in part, by lower weighted average variable interest rates in the first quarter of 1999 compared to the first quarter of 1998.

      Consolidated Income Taxes--Consolidated income taxes increased $1.5 million, or 18%, to $10.0 million in the first quarter of 1999 from $8.5 million in the first quarter of 1998. As a percent of pretax earnings, the Company's effective tax rate decreased 0.4 percentage points to 42.4% of pretax earnings in the first quarter of 1999 from 42.8% of pretax earnings in the first quarter of 1998. The decrease in the Company's effective tax rate is primarily due to the fixed nature of the Company's non-deductible amortization expenses.

      Consolidated Net Earnings--Consolidated net earnings in the first quarter of 1999 increased $2.3 million, or 20%, to $13.6 million from $11.3 million in the first quarter of 1998. This increase is due to the combined effects of all of the factors described above.

Financial Condition and Liquidity

      At March 27, 1999, the Company's working capital (current assets net of current liabilities) increased to $108.4 million from $78.5 million at December 26, 1998. The increase resulted primarily from (i) an increase of $29.6 million in receivables, primarily as a result of higher net sales compared to the fourth quarter of 1998, the impact of Sun Care seasonal extended dating and the impact of the 1999 Acquisition, and (ii) an increase of $6.4 million in cash and $3.8 million in inventory, both resulting principally from the Acquisitions. These working capital increases were partially offset by an increase in accrued expenses of $6.9 million primarily due to the 1999 Acquisition and higher returns reserves associated with the seasonal nature of Sun Care sales. All other working capital components decreased $3.0 million.

      The Company's product lines, with the exception of Sun Care, generally have not been seasonal. However, Sun Care product sales are highly seasonal, with 80 to 90 percent of sales occurring in the first six months of the year. This seasonality requires increased inventory to support the selling season and extended credit terms, which are typical in the sun care industry, result in higher receivables for the Company.

      Capital expenditures for equipment and facility improvements were $6.7 million for the three months ended March 27, 1999. These expenditures were used primarily to upgrade production equipment and maintain facilities in the ordinary course of business. Capital expenditures in the first quarter of 1999 included increased expenditures related to the brands acquired in the 1998 Acquisitions. Capital expenditures for 1999 are expected to be approximately $22.7 million, mostly for production related equipment and facility improvements and for projects consistent with those of the prior years. The 1999 projection includes increased capital expenditures related to the 1999 Acquisition.

      At March 27, 1999, long-term debt (including current portion but excluding obligations due to related party) was $941.1 million compared to $811.8 million at December 26, 1998, an increase of $129.3 million. The increase was

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

primarily as a result of debt incurred to fund the 1999 Acquisition. At March 27, 1999, the Company had unused lines of credit (giving effect to outstanding letters of credit) under the 1997 Revolving Credit Facility of $34.0 million.

      Terms of the 1997 Credit Agreement require the Company to meet certain financial covenants and ratios and also include conditions or restrictions on new indebtedness and liens, major acquisitions or mergers, capital expenditures and disposition of assets, certain dividends and other distributions, and prepayment and modification of indebtedness or equity capitalization. The 9% Senior Subordinated Notes and the Senior Notes (collectively, the "Notes") also contain restrictions and requirements with regard to similar matters. Under the terms of these debt instruments, payment of cash dividends on the Common Stock of the Company is restricted.

      The Company believes that it will generate sufficient cash flow from operations for working capital, capital expenditures and to make the scheduled interest and principal payments under the 1997 Term Loan and the 1997 Senior Secured Credit Facilities, and interest payments on the Convertible Notes and the Notes. However, the Company does not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% Senior Subordinated Notes or the $150 million principal payment due in 2004 on the Senior Notes. Accordingly, the Company will either have to refinance its obligations with respect to the Notes prior to their maturity, or raise equity capital to repay the principal amounts of the Notes. The Company's ability to make scheduled principal payments, to refinance its obligations with respect to its indebtedness, and or raise equity capital depends on its financial and operating performance, which is, in part, subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from operations and borrowings have been sufficient to meet its historical debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of the Company's indebtedness.

      On January 29, 1999, the Company completed the acquisition of the Diaper Genie business, the leading diaper disposal system in the U.S., from Mondial for approximately $122 million. The purchase price consisted of $72 million in cash and the issuance to Mondial of $50 million principal amount of convertible notes. The cash portion of the consideration was financed utilizing the Company's 1997 Revolving Credit facility. The newly issued convertible notes bear a rate of interest of 6.00% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of the Company's Common Stock. The conversion price is approximately $19.15 per share. The convertible notes will mature in 2004 and are callable by the Company after January 29, 2002.

      The Company will continue to regularly consider the acquisition of other companies or businesses engaged in the manufacture and distribution of related products. Such potential transactions may require substantial capital resources, which would, in certain circumstances, require the Company to seek additional debt or equity financing. Because there can be no assurance that such financing will be available, the Company's ability to expand its operations through acquisition may be restricted. However, the Company believes that capital will be available to achieve its acquisition objectives.

      Inflation in the United States and Canada has not had a significant effect on the Company during recent periods.

      On August 13, 1998, the Company filed an action in the United States District Court, District of Delaware (the "Court") seeking, among other things, a judgment declaring that United States Patent No. 5,747,011 (the " '011 patent"), related to a "sunscreen with disappearing color indicator," and held by Schering-Plough HealthCare Products, Inc. ("S-P HealthCare"), as assigned, is invalid. On September 8, 1998, S-P HealthCare answered the Company's complaint denying its material allegations, and asserted a counterclaim against the Company for infringement of the '011 patent, seeking unspecified damages and injunctive relief. On October 19, 1998, S-P HealthCare moved for a preliminary injunction against the Company which would prohibit the Company from selling its Banana Boat Cool Colorz sunscreen, which

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

allegedly infringes the '011 patent. As of May 7, 1999 the motion for preliminary injunction had not been granted. The Company intends to vigorously pursue its claim and request for declaratory relief.

Change in Estimates

      Beginning in 1999, the Company revised the estimated average useful lives used to compute depreciation on most of the Company's Buildings from 30 years to 40 years and on a portion of its building improvements from 10 and 15 years to 20 years. The Company also revised the estimated useful lives of certain of the Company's manufacturing equipment and land improvements. These revisions were made to more properly reflect the true economic lives of the Company's fixed assets based on historical experiences of the Company. For the first quarter of 1999, the change had the effect of increasing the Company's net earnings by $0.4 million, and had no impact on the Company's earnings per share.

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

      The Company, with the assistance of outside consultants, is addressing the Y2K issue. The Company has inventoried and assessed all date-sensitive information and transaction processing computer systems and determined that a portion of its information technology must be modified or replaced. The Company has identified the critical software and hardware installations that need to be replaced or modified and has developed a four-tiered program (the "Y2K project") to deal with the Y2K issue. These tiers include: (i) network and hardware/software infrastructure, (ii) internally developed and purchased application software, (iii) critical manufacturing and other operating systems including those that use embedded technology such as micro-controllers and micro-processors, and (iv) external relationships including customers, suppliers and service providers.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      At March 27, 1999, the Company has completed, as planned, necessary modifications to the primary network and hardware/software infrastructure and has completed necessary modifications to the Company's core transaction processing and financial systems. Remediation work on several peripheral systems will continue through the second and third quarter of 1999. The Company has begun formal integration and validation testing of systems deemed to be Y2K compliant and will continue integrating and testing systems deemed to be Y2K compliant for the balance of the calendar year. The Company's efforts as related to embedded chip technology such as micro-controllers and micro-processors utilized in manufacturing or other operating systems will be updated, replaced and validated as necessary by the end of the third quarter of 1999. The Company has initiated formal communications with its significant suppliers, customers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Y2K issues. The Company has begun developing contingency plans with respect to its principal customers, suppliers and service providers and estimates that formal plans will be developed by the end of the third quarter of 1999. There can be no assurance, however, that the Company will be able to predict adequately Y2K problems experienced by its suppliers, customers and service providers or the Company's ability to address these potential issues on a timely basis or to develop adequate contingency plans related thereto.

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

      The failure to properly anticipate and correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cash flows. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of suppliers, customers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, financial condition or cash flows. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

      As of the end of March 1999, there were approximately 12 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            (11)  Computation of Earnings Per Share

            (27)  Financial Data Schedule

      b.    Reports on Form 8-K

      On January 14, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of such Form to file a copy of the press release announcing a definitive agreement to acquire substantially all of the assets of Mondial Industries Limited Partnership.

      On February 12, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 2 of such Form to report the completion of the acquisition of substantially all of the assets of Mondial Industries Limited Partnership. Pursuant to Item 5 of such Form, the Company also filed a copy of the press release announcing the completion of the acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PLAYTEX PRODUCTS, INC.


Date:    May 11, 1999                         By: /s/ MICHAEL R. GALLAGHER
      ------------------                          ------------------------------
                                                  Michael R. Gallagher
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:    May 11, 1999                         By: /s/ MICHAEL F. GOSS
      ------------------                          ------------------------------
                                                  Michael F. Goss
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                                  Description
-----------                                  -----------

11                      Statement re Computation of Earnings Per Share

27                      Financial Data Schedule