Form 10-Q
period 1999-06-26
PLAYTEX PRODUCTS INC
filed 1999-08-04
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 26, 1999

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

Yes  |X|     No |_|

      At August 2, 1999, 60,491,125 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.


================================================================================

                              PLAYTEX PRODUCTS, INC

                                      INDEX

                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements ..................   3 - 13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................   14 - 22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................     23

Item 4.  Submission of matters to a vote of security holders .........   23 - 24

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits ................................................     24

         (b) Reports on Form 8-K .....................................     24

         Signatures ..................................................     25

         Exhibit Index                                                     26

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            June 26,   December 26,
                                                                              1999           1998
                                                                          -----------    -----------
                                                                          (Unaudited)
                                   ASSETS
Current assets:
   Cash ...............................................................   $     8,057    $     6,871
   Receivables, less allowance for doubtful accounts ..................       133,060        103,185
   Inventories ........................................................        60,568         58,790
   Deferred income taxes ..............................................        14,850         14,650
   Other current assets ...............................................         2,017          5,650
                                                                          -----------    -----------
      Total current assets ............................................       218,552        189,146
Net property, plant and equipment .....................................       105,511         78,906
Intangible assets, net ................................................       619,566        531,592
Deferred financing costs ..............................................        14,882         16,448
Due from related party ................................................        80,017         80,017
Other non-current assets ..............................................         4,172          3,112
                                                                          -----------    -----------
      Total assets ....................................................   $ 1,042,700    $   899,221
                                                                          ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................   $    25,662    $    38,298
   Accrued expenses ...................................................        72,830         59,981
   Income taxes payable ...............................................         6,490          8,444
   Current maturities of long-term debt ...............................         5,250          3,875
                                                                          -----------    -----------
      Total current liabilities .......................................       110,232        110,598
Long-term debt ........................................................       920,250        807,875
Due to related party ..................................................        78,386         78,386
Other non-current liabilities .........................................        13,075         14,049
Deferred income taxes .................................................        35,628         29,288
                                                                          -----------    -----------
      Total liabilities ...............................................     1,157,571      1,040,196
                                                                          -----------    -----------
Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     60,464,158 shares at June 26, 1999 and
     60,401,822 shares at December 26, 1998 ...........................           605            604
   Additional paid-in capital .........................................       518,746        518,179
   Retained earnings (deficit) ........................................      (631,599)      (656,835)
   Foreign currency translation adjustment ............................        (2,623)        (2,923)
                                                                          -----------    -----------
      Total stockholders' equity ......................................      (114,871)      (140,975)
                                                                          -----------    -----------
      Total liabilities and stockholders' equity ......................   $ 1,042,700    $   899,221
                                                                          ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                             Three Months Ended
                                                           ---------------------
                                                            June 26,    June 27,
                                                             1999         1998
                                                           --------     --------
Net sales ............................................     $209,195     $177,560
Cost of sales ........................................       87,531       70,464
                                                           --------     --------

   Gross profit ......................................      121,664      107,096

Operating expenses:
   Advertising and sales promotion ...................       49,836       43,278
   Selling, distribution and research ................       20,658       18,996
   Administrative ....................................        7,043        5,973
   Amortization of intangibles .......................        5,048        4,451
                                                           --------     --------

      Total operating expenses .......................       82,585       72,698

        Operating earnings ...........................       39,079       34,398

Interest expense including related party interest
   expense of $3,037 for both periods presented,
   net of related party interest income of $3,001
   for both periods presented ........................       18,929       18,368
                                                           --------     --------

        Earnings before income taxes .................       20,150       16,030

Income taxes .........................................        8,485        6,926
                                                           --------     --------

        Net earnings .................................     $ 11,665     $  9,104
                                                           ========     ========

Earnings per share:
   Basic .............................................     $   0.19     $   0.15
                                                           ========     ========
   Diluted ...........................................     $   0.19     $   0.15
                                                           ========     ========

Weighted average shares outstanding:
   Basic .............................................       60,448       60,294
                                                           ========     ========
   Diluted ...........................................       64,184       61,397
                                                           ========     ========

   See the accompanying notes to condensed consolidated financial statements

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                             Six Months Ended
                                                           ---------------------
                                                            June 26,    June 27,
                                                             1999         1998
                                                           --------     --------
Net sales ............................................     $399,647     $350,249
Cost of sales ........................................      168,438      143,410
                                                           --------     --------

   Gross profit ......................................      231,209      206,839

Operating expenses:
   Advertising and sales promotion ...................       87,118       80,169
   Selling, distribution and research ................       39,472       34,774
   Administrative ....................................       13,267       11,464
   Amortization of intangibles .......................        9,894        8,315
                                                           --------     --------

      Total operating expenses .......................      149,751      134,722

        Operating earnings ...........................       81,458       72,117

Interest expense including related party interest
   expense of $6,075 for both periods presented,
   net of related party interest income of $6,001
   for both periods presented ........................       37,767       36,318
                                                           --------     --------

        Earnings before income taxes .................       43,691       35,799

Income taxes .........................................       18,455       15,385
                                                           --------     --------

        Net earnings .................................     $ 25,236     $ 20,414
                                                           ========     ========

Earnings per share:
   Basic .............................................     $   0.42     $   0.35
                                                           ========     ========
   Diluted ...........................................     $   0.41     $   0.34
                                                           ========     ========

Weighted average shares outstanding:
   Basic .............................................       60,431       58,632
                                                           ========     ========
   Diluted ...........................................       63,695       59,561
                                                           ========     ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                          Foreign
                                                                 Additional   Retained   Currency
                                                      Common      Paid-In     Earnings  Translation
                                                       Stock      Capital     (Deficit)  Adjustment      Total
                                                     ---------   ---------   ---------    ---------    ---------
Balance, December 26, 1998 .......................   $     604   $ 518,179   $(656,835)   $  (2,923)   $(140,975)

Net earnings .....................................          --          --      25,236           --       25,236

Foreign currency translation adjustment ..........          --          --          --          300          300
                                                                                                       ---------

   Comprehensive earnings ........................                                                        25,536

Stock issued to employees exercising stock options           1         567          --           --          568
                                                     ---------   ---------   ---------    ---------    ---------

      Balance, June 26, 1999 .....................   $     605   $ 518,746   $(631,599)   $  (2,623)   $(114,871)
                                                     =========   =========   =========    =========    =========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                             Six Months Ended
                                                           ---------------------
                                                            June 26,    June 27,
                                                             1999         1998
                                                           --------     --------
Cash flows from operations:
   Net earnings .......................................   $  25,236   $  20,414
   Non-cash items included in earnings:
     Amortization of intangibles ......................       9,894       8,315
     Amortization of deferred financing costs .........       1,566       1,474
     Depreciation .....................................       4,651       4,525
     Deferred income taxes ............................       7,532       6,004
     Other, net .......................................       1,311        (150)
     Net increase in working capital
       accounts, net of acquisitions ..................     (28,570)    (31,020)
                                                          ---------   ---------

        Net cash flows from operations ................      21,620       9,562

Cash flows used for investing activities:
   Purchases of property, plant and equipment .........     (13,903)     (5,483)
   Businesses acquired, net of cash acquired ..........    (120,849)   (106,246)
                                                          ---------   ---------

        Net cash flows used for investing activities ..    (134,752)   (111,729)

Cash flows provided by (used for) financing activities:
   Net borrowings under credit facilities .............      65,000       7,900
   Issuance of note payable ...........................          --         500
   Long-term debt borrowings ..........................      50,000     100,000
   Long-term debt repayments ..........................      (1,250)     (1,250)
   Payment of financing costs .........................          --      (3,027)
   Issuance of shares of common stock .................         568         967
                                                          ---------   ---------

        Net cash flows provided by financing activities     114,318     105,090

Increase in cash ......................................       1,186       2,923
Cash at beginning of period ...........................       6,871       3,231
                                                          ---------   ---------

Cash at end of period .................................   $   8,057   $   6,154
                                                          =========   =========

Supplemental disclosures of cash flow information

   Cash paid during the periods for:
    Interest ..........................................   $  34,394   $  33,808
    Income taxes, net of refunds ......................   $  12,856   $   6,475

      In connection with our acquisition of Personal Care Holdings, Inc. in January 1998, we issued 9,257,345 shares of Common Stock with a value of $9.875 per share, aggregating $91,417.

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and six month interim periods ended June 26, 1999 are not necessarily indicative of the results that you may expect for the full year.

      We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 1998. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. If you do not have a copy of our Annual Report on Form 10-K you can obtain one by contacting our Director of Investor Relations at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2. Acquisitions and Divestitures

1999 Acquisitions

      On January 29, 1999, we acquired the Diaper Genie business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries for $72 million in cash and the issuance to Mondial of $50 million of convertible notes. We borrowed the cash portion of the purchase price from our revolving credit facility. The newly issued convertible notes have an interest rate of 6% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of our Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002. The acquisition was accounted for as an asset purchase.

      On June 30, 1999 (four days after the end of our second quarter), we acquired the Baby Magic brand of infant-related bath, lotion, shampoo, oil and powder products from The Colgate-Palmolive Company for $90 million in cash. The results of operations for the three and six months ended June 26, 1999 do not include Baby Magic since we acquired the business after our second quarter ended.

1998 Acquisitions

      On January 28, 1998, we acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of our Common Stock. We borrowed money under our credit facility for the cash portion of the deal (see
Note 4). On January 26, 1998, we acquired the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash and $0.5 million in notes. On January 6, 1998, we acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. The acquisitions of PCH, Binky, and Carewell were accounted for as purchases.

      In connection with the Diaper Genie and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at June 26, 1999 (in thousands):

                                             Reserved       Amount      Balance
                                              Amount        Spent      Remaining
                                              ------        -----      ---------
Exit costs ...........................        $4,162        $1,541        $2,621
Involuntary terminations .............         3,031         2,207           824
Relocation costs .....................           168           135            33
                                              ------        ------        ------
   Total .............................        $7,361        $3,883        $3,478
                                              ======        ======        ======

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Divestitures (continued)

1999 Divestiture

      On May 12, 1999, we sold our U.S and International Jhirmack hair care business to Allegheny Pharmacal Corporation for cash and future guaranteed minimum royalty payments. We retained the rights to the Jhirmack business in Canada.

3. Balance Sheet Components

                                                      June 26,     December 26,
                                                        1999           1998
The components of certain balance sheet accounts     ---------      ---------
 are as follows (in thousands):                     (Unaudited)

Receivables ..................................       $ 135,392      $ 105,280
Less allowance for doubtful accounts .........          (2,332)        (2,095)
                                                     ---------      ---------
       Net ...................................       $ 133,060      $ 103,185
                                                     =========      =========

Inventories:
   Raw materials .............................       $  21,694      $  17,722
   Work in process ...........................           1,134            763
   Finished goods ............................          37,740         40,305
                                                     ---------      ---------
       Total .................................       $  60,568      $  58,790
                                                     =========      =========

Net property, plant and equipment:
   Land ......................................       $   2,376      $   1,435
   Buildings .................................          36,266         30,000
   Machinery and equipment ...................         152,397        130,000
                                                     ---------      ---------
                                                       191,039        161,435
   Less accumulated depreciation .............         (85,528)       (82,529)
                                                     ---------      ---------
       Net ...................................       $ 105,511      $  78,906
                                                     =========      =========

Accrued expenses:
   Advertising and sales promotion ...........       $  23,171      $  22,580
   Employee compensation and benefits ........           8,925         11,917
   Interest ..................................          10,860          9,053
   Insurance .................................           2,924          3,038
   Other .....................................          26,950         13,393
                                                     ---------      ---------
       Total .................................       $  72,830      $  59,981
                                                     =========      =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                      June 26,      December 26,
                                                        1999           1998
                                                      ---------     ---------
                                                     (Unaudited)
1997 Credit Agreement:
   Term A Loan .................................      $  55,000     $  55,000
   Revolving Credit Facility ...................         65,000            --
   Term Loan ...................................        245,500       246,750

6% Convertible Subordinated Notes due 2004 .....         50,000            --
8 7/8% Senior Notes due 2004 ...................        150,000       150,000
9% Senior Subordinated Notes due 2003 ..........        360,000       360,000
                                                      ---------     ---------
                                                        925,500       811,750
   Less current maturities .....................         (5,250)       (3,875)
                                                      ---------     ---------
     Total long-term debt ......................      $ 920,250     $ 807,875
                                                      =========     =========

      In connection with the Diaper Genie acquisition (see Note 2), the sellers received $50 million of 6% Convertible Subordinated Notes due 2004. Semi-annual interest payments on these notes began on July 31, 1999 and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002.

      On July 21, 1997, we completed a refinancing of our senior indebtedness which included:

      o the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004,

      o a $150.0 million senior secured term loan due September 15, 2003 (the "Term Loan"), and

      o     senior secured credit facilities of $170.0 million comprised of:

            o $115.0 million revolving credit facility (the "Revolving Credit Facility") and

            o     $55.0 million term loan facility (the "Term A Loan").

      On January 28, 1998, we increased the Term Loan by $100.0 million to pay for the cash portion of the PCH acquisition (see Note 2). The Term Loan provides for quarterly repayment of principal of $625,000 from March 15, 1998 through June 15, 2003. The final payment of $235.5 million is due on September 15, 2003.

      The Revolving Credit Facility matures on June 15, 2003. The amounts we are able to borrow under this facility decrease by:

      o     $5.0 million on December 15, 2000 and June 15, 2001,

      o     $7.0 million on December 15, 2001 and June 15, 2002, and

      o     $8.0 million on December 15, 2002 and June 15, 2003.

      The Term A Loan was increased by $100 million on June 30, 1999 (four days after the end of our second quarter) to pay the cash portion of the Baby Magic acquisition. Following the increase, principal repayments on the Term A Loan, are:

      o     $3.9 million in fiscal 1999,

      o     $21.3 million in fiscal 2000,

      o     $42.6 million in fiscal 2001,

      o     $56.2 million in fiscal 2002, and

      o     $31.0 million in fiscal 2003.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

      The interest rate on our Term Loan, Term A Loan, and Revolving Credit facility varies over time depending on short term interest rates. At June 26, 1999 and June 27, 1998, our weighted average interest rate was 6.49% and 7.18%, respectively. The weighted average interest rate for the quarters ended June 26, 1999 and June 27, 1998 was 6.46% and 7.13%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility. At June 26, 1999, we had $48.6 million of unused borrowings available to us under the Revolving Credit Facility.

5. Business Segments

      We are organized in three divisions:

      Our U.S. Personal Products Division includes Infant Care and Feminine Care products sold in the United States. The Infant Care product category includes the following brands:

      o     Playtex disposable nurser system, cups and reusable hard bottles

      o     Wet Ones hand and face towelettes

      o     Binky pacifiers

      o     Mr. Bubble children's bubble bath

      o     Chubs baby wipes

      o     Diaparene infant care products, and

      o     Diaper Genie diaper disposal system.

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits.

      Our U.S. Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States.

      Sun Care
      --------

      o     Banana Boat

      o     BioSun

      Household Products
      ------------------

      o     Playtex Gloves

      o     Woolite rug and upholstery cleaning products

      Personal Grooming
      -----------------

      o     Binaca breath spray and drops

      o     Tek toothbrushes

      o     Better Off depilatories

      o     Dorothy Gray skin care products

      o     Ogilvie at-home permanents

      o     Dentax oral care products

      o     Tussy deodorant

      o     Jhirmack hair care products (through May 12, 1999)

      Our International and Other Division includes:

      o     export sales

      o     sales in Puerto Rico

      o     results from our Canadian subsidiary

      o     sales of private label tampons

      We evaluate division performance based on their product contribution before allocating any general corporate overhead costs. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by our management to evaluate the results of the divisions. We do not look at assets, amortization, capital expenditures, or interest income and interest expense in assessing division performance.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Segments (continued)

      The results of our divisions for the three and six months ended June 26, 1999 and June 27, 1998 are as follows (unaudited, dollars in thousands):

                                                          Three Months Ended
                                          --------------------------------------------------
                                              June 26, 1999              June 27, 1998
                                          ----------------------      ----------------------
                                            Net         Product          Net        Product
                                           Sales        Contrib.        Sales       Contrib.
                                          --------     ---------      --------     ---------
U.S. Personal Products ..............     $119,304     $  45,677      $ 95,611     $  37,592
U.S. Consumer Products ..............       68,868        22,157        62,162        21,485
International and Other .............       21,023         5,901        19,787         6,096
Unallocated charges (1) .............           --        (1,907)           --        (1,355)
                                          --------     ---------      --------     ---------
   Total consolidated ...............     $209,195        71,828      $177,560        63,818
                                          ========     =========      ========     =========

Reconciliation to operating earnings:
Selling, distribution and research ..                     20,658                      18,996
Administrative ......................                      7,043                       5,973
Amortization of intangibles .........                      5,048                       4,451
                                                       ---------                   ---------
   Operating earnings ...............                  $  39,079                   $  34,398
                                                       =========                   =========

                                                            Six Months Ended
                                          --------------------------------------------------
                                              June 26, 1999              June 27, 1998
                                          ----------------------      ----------------------
                                            Net         Product          Net        Product
                                           Sales        Contrib.        Sales       Contrib.
                                          --------     ---------      --------     ---------
U.S. Personal Products ..............     $223,082     $  90,718      $183,427     $  72,134
U.S. Consumer Products ..............      137,563        46,621       127,108        46,254
International and Other .............       39,002        10,614        39,714        11,904
Unallocated charges (1) .............           --        (3,862)           --        (3,622)
                                          --------     ---------      --------     ---------
   Total consolidated ...............     $399,647       144,091      $350,249       126,670
                                          ========     =========      ========     =========

Reconciliation to operating earnings:
Selling, distribution and research ..                     39,472                      34,774
Administrative ......................                     13,267                      11,464
Amortization of intangibles .........                      9,894                       8,315
                                                       ---------                   ---------
   Operating earnings ...............                  $  81,458                   $  72,117
                                                       =========                   =========

----------
(1) Includes expenses such as business license taxes and product liability insurance that are included in our reported consolidated gross margin, but not included in the evaluation of division performance.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Contingent Liabilities

      In our opinion, there are no claims, commitments, guarantees or litigation pending which would materially and negatively impact our financial results.

7. Subsequent Event

      On June 30, 1999 (four days after the end of the second quarter), we acquired the Baby Magic brand of infant-related bath, lotion, shampoo, oil and powder products from Colgate for $90 million in cash. The Baby Magic brand will become a part of our U.S Personal Products Division. We borrowed $100.0 million by increasing our Term A Loan to pay for this acquisition. The acquisition was accounted for as an asset purchase. The results of operations for the three and six months ended June 26, 1999 do not include Baby Magic results as we acquired the business after our second quarter ended.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

      o the financial statements and condensed notes included in this report and

      o audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 26, 1998.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things:

      o     price and product changes,

      o     promotional activity by competitors,

      o     the loss of a significant customer,

      o     capacity limitations,

      o     the difficulties of integrating acquisitions,

      o     issues related to the year 2000,

      o     adverse publicity and product liability claims,

      o     our level of debt, and

      o     dependence on key employees.

      We have no obligation to publicly update or revise any forward-looking statement that we make. Further, you should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Trademarks

      We have proprietary rights to a number of trademarks important to our businesses, such as: Baby Magic, Binky, Chubs, CoolStraw, Diaparene, Diaper Genie, Drop-Ins, Mr. Bubble, Most Like Mother, Natural Action, QuickStraw, Safe'N Sure, SipEase, Soft Comfort, Wet Ones, Gentle Glide, Silk Glide, Slimfits, Banana Boat, BioSun, Bite Block, Cool Colorz, Quik Blok, Tan Express, HandSaver, Binaca, Dentax, Tek, Dorothy Gray, Ogilvie, and Tussy. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Results of Operations

Three Months Ended June 26, 1999 Compared To
  Three Months Ended June 27, 1998

Consolidated Net Sales--Our consolidated net sales increased 18% to $209.2 million for the second quarter of 1999. Excluding the impact of the Diaper Genie acquisition, our consolidated net sales grew by $19.1 million in the second quarter of 1999, or 11%, compared to the second quarter of 1998.

      U.S. Personal Products Division--Net sales for the second quarter of 1999 increased 25% to $119.3 million. Excluding the impact of the Diaper Genie acquisition, the net sales of the division grew by $12.2 million in the second quarter of 1999, or 13%, compared to the second quarter of 1998.

                  Net sales of our Infant Care products increased 24% to $63.7 million in the second quarter of 1999. Excluding the impact of the Diaper Genie acquisition, our Infant Care net sales grew by $0.8 million in the second quarter of 1999, or 2%, compared to the second quarter of 1998. The infant feeding category represents 59% of our Infant Care net sales, excluding Diaper Genie, in the second quarter of 1999. Our dollar market share in the infant feeding category grew by 0.2 percentage points to 42.2% in the second quarter of 1999. The infant feeding category grew 6.1% in dollars and the retail consumption of our products grew 6.7%.

                  Net sales of our Feminine Care products increased 26% to $55.6 million in the second quarter of 1999. In December 1997, we successfully launched Gentle Glide Odor Absorbing, a plastic applicator tampon with an all-natural material, which absorbs odors without the use of fragrance or deodorant. In late 1998, we incorporated the odor-absorbing feature into our cardboard applicator line, Silk Glide. These introductions, combined with general strength in our branded tampon business, increased our dollar market share 2.8 percentage points in the second quarter of 1999 to 29.8% from 27.0% in the second quarter of 1998. Total retail consumption for the tampon category, in dollars, grew 3.5% in the second quarter of 1999 while consumer purchases of our tampons grew 14.3%.

      U.S. Consumer Products Division--Net sales for the second quarter of 1999 increased 11% to $68.9 million.

                  Net sales of our Sun Care products increased 20% to $41.4
            million in the second quarter of 1999. Our dollar market share of the sun care category increased 1.9 percentage points to 21.3%. The category, in dollars, grew 13.1% and consumer purchases of our products increased 24.5% compared to the same period in 1998. The category growth and the increase in consumer purchases of our products were due largely to high consumer demand for the Banana Boat product and favorable weather across the country.

                  Net sales of Household Products decreased 7% to $13.7 million in the second quarter of 1999. The decrease was due, in part, to strong shipments in the second quarter of 1998 due to retail inventory stocking for the launch of Woolite Stain Solutions during that quarter. Net sales of Personal Grooming increased 6% to $13.8 million in the second quarter of 1999. Personal Grooming net sales, excluding the divested Jhirmack line, increased $2.6 million, or 24%, in the second quarter of 1999 compared to the same quarter in 1998. Net sales increased for every Personal Grooming brand in our portfolio, except the divested Jhirmack line, in the second quarter of 1999 versus the previous year.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      International and Other Division--Net sales in the second quarter of 1999 increased 6% to $21.0 million. The increase was due primarily to corporate efforts to boost international sales and the favorable impact of the Diaper Genie acquisition in Canada.

Consolidated Gross Profit--Our consolidated gross profit increased 14% to $121.7 million in the second quarter of 1999. As a percent of net sales, our gross profit decreased 2.1 percentage points, to 58.2% in the second quarter of 1999. This decline was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and extra costs associated with keeping up with an increase in demand for our products. The dollar increase in gross profit was primarily due to our higher net sales.

Consolidated Product Contribution--Our consolidated product contribution increased 13% to $71.8 million in the second quarter of 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased 1.6 percentage points to 34.3% in the second quarter of 1999, driven by lower gross margins.

      U.S. Personal Products Division--Product contribution increased 22% to $45.7 million in the second quarter of 1999. As a percent of net sales, product contribution decreased 1.0 percentage point, to 38.3% in the second quarter of 1999. This decline was due primarily to a change in sales mix to lower gross margin products and extra costs associated with new product launches and keeping up with increased consumer demand. These costs were offset, in part, by lower advertising and promotional expenses as a percent of net sales.

      U.S. Consumer Products--Product contribution increased 3% to $22.2 million in the second quarter of 1999. As a percent of net sales, product contribution decreased 2.4 percentage points to 32.2% due primarily to a change in sales mix to lower gross margin products offset, in part, by lower advertising and promotional expenses as a percent of net sales.

      International and Other--Product contribution decreased 3% to $5.9 million in the second quarter of 1999. As a percent of net sales, product contribution decreased 2.7 percentage points to 28.1% due primarily to a change in sales mix to lower margin products.

Consolidated Operating Earnings--Our consolidated operating earnings increased 14% to $39.1 million in the second quarter of 1999. The increase in operating earnings resulted from higher consolidated product contribution and lower overhead expenses as a percent of net sales.

Consolidated Interest Expense--Our consolidated interest expense increased 3% to $18.9 million in the second quarter of 1999. This resulted from additional borrowings to finance the acquisition of the Diaper Genie business partially offset by payments made since June 1998. The impact of the additional debt was offset, in part, by lower interest rates in the second quarter of 1999 compared to the second quarter of 1998

Consolidated Income Taxes--Our consolidated income taxes increased 23% to $8.5 million in the second quarter of 1999. As a percent of pretax earnings, our effective tax rate decreased 1.1 percentage points to 42.1% of pretax earnings in the second quarter of 1999. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Six Months Ended June 26, 1999 Compared To
  Six Months Ended June 27, 1998

Consolidated Net Sales--Our consolidated net sales increased 14% to $399.7 million for the six months ended June 26, 1999. Excluding the impact of the Diaper Genie and the 1998 acquisitions, our consolidated net sales grew by $21.1 million in the six months ended June 26, 1999, or 7%, compared to the same period in 1998.

      U.S. Personal Products Division--Net sales for the six months ended June 26, 1999 increased 22% to $223.1 million. Excluding the impact of the Diaper Genie and the 1998 acquisitions, the net sales of the division grew by $18.5 million for the six months ended June 26, 1999, or 13%, compared to the same period in 1998.

                  Net sales of Infant Care products increased 25% to $120.3
            million for the six months ended June 26, 1999. Excluding the impact of the Diaper Genie and 1998 acquisitions, our Infant Care net sales grew by $2.9 million, or 5%, compared to the comparable period in 1998. Our pre-acquisition Infant Care product lines (consisting of infant feeding and soothing products) benefited from increased consumer purchases. The infant feeding category grew 6.5% in dollars during the six month period ended June 26, 1999, and the retail consumption of our products grew 8.3% during the same period in 1998.

                  Net sales of Feminine Care products increased 18% to $102.7 million for the six months ended June 26, 1999. In December 1997, we successfully launched Gentle Glide Odor Absorbing, a plastic applicator tampon with an all-natural material which absorbs odors without the use of fragrance or deodorant. In late 1998, we incorporated the odor-absorbing feature into our cardboard applicator line, Silk Glide. These introductions, combined with general strength in our branded tampon business, increased our dollar market share 2.4 percentage points for the six months ended June 26, 1999 to 29.2% compared to the same period of 1998. The tampon category, in dollars, grew 3.7% for the six months ended June 26, 1999, and the retail consumption of our products grew 13.0%.

      U.S. Consumer Products Division--Net sales for the six months ended June 26, 1999 increased 8% to $137.6 million. Excluding the impact of the acquisitions, net sales of the division grew by $5.9 million for the six months ended June 26, 1999, or 5%, compared to the same period in 1998.

                  Net sales of Sun Care products increased 13% to $84.1 million for the six months ended June 26, 1999. Our dollar market share increased 1.8 percentage points to 20.7% for the six months ended June 26, 1999. The sun care category, in dollars, grew 14.8% and retail consumption of our products increased 25.6% compared to the same period in 1998. The category growth and the growth in our consumption were due largely to high consumer demand for Banana Boat products and favorable weather across the country.

                  Net sales of Household Products decreased 3% to $27.0 million for the six months ended June 26, 1999 due, in part, to strong shipments in the second quarter of 1998 due to retail inventory stocking for the launch of Woolite Stain Solutions during that quarter.

                  Net sales of Personal Grooming increased 8% to $26.5 million for the six months ended June 26, 1999. Personal Grooming net sales, excluding the divested Jhirmack line, increased $4.6 million, or 24% for the six months ended June 26, 1999 compared to the same period in 1998. This sales growth is attributable to strength in Binaca, Dentax, and Ogilvie.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      International and Other Division--Net sales for the six months ended June 26, 1999 decreased 2% to $39.0 million. The decrease was due primarily to general economic uncertainties in certain international markets during the first quarter of 1999 and lower net sales associated with our private label tampon business.

Consolidated Gross Profit--Our consolidated gross profit increased 12% to $231.2 million for the six months ended June 26, 1999. As a percent of net sales, gross profit decreased 1.2 percentage points, to 57.9% for the six months ended June 26, 1999. The lower gross profit as a percent of net sales was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and costs associated with keeping up with increased demand for our products. The dollar increase in gross profit was due primarily to our higher net sales.

Consolidated Product Contribution--Our consolidated product contribution increased 14% to $144.1 million for the six months ended June 26, 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased marginally to 36.1% for the six months ended June 26, 1999 from 36.2% in the same period of 1998. The decrease was primarily the result of lower gross margins offset by lower overall advertising and sales promotion expenses as a percentage of net sales.

      U.S. Personal Products Division--Product contribution increased 26% to $90.7 million for the six months ended June 26, 1999. As a percent of net sales, product contribution increased 1.4 percentage points to 40.7% for the six months ended June 26, 1999. The increase in product contribution was due primarily to lower advertising and promotional expenses as a percent of net sales offset, in part, by a change in sales mix to lower gross margin products and extra costs associated with new product launches and keeping up with increased consumer demand.

      U.S. Consumer Products--Product contribution increased 1% to $46.6 million for the six months ended June 26, 1999. As a percent of net sales, product contribution decreased 2.5 percentage points to 33.9% for the six months ended June 26, 1999. This is due primarily to a change in sales mix to lower gross margin products and the timing of certain advertising and promotional activities.

      International and Other--Product contribution decreased 11% to $10.6 million for the six months ended June 26, 1999. As a percent of net sales, product contribution decreased 2.8 percentage points to 27.2% for the six months ended June 26, 1999. This is due primarily to lower gross margins and higher spending as a percent of net sales.

Consolidated Operating Earnings--Our consolidated operating earnings increased 13% to $81.5 million for the six months ended June 26, 1999. The increase in operating earnings resulted from higher consolidated product contribution and lower overhead expenses as a percent of net sales.

Consolidated Interest Expense--Our consolidated interest expense for the six months ended June 26, 1999, increased 4% to $37.8 million. This resulted from additional borrowings to finance the acquisition of the Diaper Genie business partially offset by payments made since June 1998. The impact of the additional debt was offset, in part, by lower interest rates in the first half of 1999 compared to the same period in 1998.

Consolidated Income Taxes--Our consolidated income taxes increased 20% to $18.5 million for the six months ended June 26, 1999. As a percent of pretax earnings, our effective tax rate decreased 0.8 percentage points to 42.2% of pretax earnings for the six months ended June 26, 1999. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Financial Condition and Liquidity

      At June 26, 1999, our working capital (current assets net of current liabilities) increased to $108.3 million from $78.5 million at December 26, 1998. The increase resulted primarily from:

      o     an increase of $29.9 million in receivables, due to:

            o higher net sales in the second quarter of 1999 compared to the fourth quarter of 1998 and

            o     the impact of Sun Care seasonal dating programs.

      o a decrease of $12.6 million in accounts payable due principally to the timing of payments, in particular Sun Care inventory production.

These working capital increases were partially offset by an increase in accrued expenses of $12.8 million due primarily to higher return reserves associated with the seasonal nature of our Sun Care sales. All other working capital components increased $0.1 million.

      Our product lines, with the exception of Sun Care, generally have not been seasonal. However, sun care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from March to September due to extended credit terms on Sun Care sales.

      Capital expenditures for equipment and facility improvements were $13.9 million for the six months ended June 26, 1999. These expenditures were used primarily to expand capacity, upgrade production equipment and maintain our facilities. Capital expenditures for 1999 are expected to be approximately $23.0 million.

      At June 26, 1999, long-term debt (including current portion but excluding obligations due to related party) was $925.5 million compared to $811.8 million at December 26, 1998. The increase resulted from additional borrowings to buy Diaper Genie. At June 26, 1999, we had $48.6 million of unused credit borrowings under our Revolving Credit Facility available to us.

      Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,

      o     major acquisitions or mergers,

      o     capital expenditures and asset sales, and

      o     dividends and other distributions.

The 9% senior subordinated notes and the 8 7/8% senior notes also contain similar restrictions and requirements. Under the terms of these debt instruments, payment of cash dividends on our Common Stock is restricted.

We believe that we will generate sufficient cash flow from operations for:

      o     working capital,

      o     capital expenditures,

      o     interest payments on all of our debt, and

      o scheduled principal payments under the Term Loan, Term A Loan and the Revolving Credit Facility.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

However, we do not expect to generate sufficient cash flow from operations to make the $360 million principal payment due in 2003 on the 9% senior subordinated notes or the $150 million principal payment due in 2004 on the 8 7/8% senior notes. Accordingly, we will have to either refinance our obligations or raise equity capital to repay the principal amounts of the notes. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can't guarantee you that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      During 1999 we acquired two businesses. The Diaper Genie business was acquired on January 29, 1999 for a total purchase price of approximately $122.0 million. We paid cash of $72.0 million, which we borrowed from our Revolving Credit Facility and issued to the sellers a $50.0 million 6% convertible note. The Baby Magic business was acquired on June 30, 1999 (four days after the end of our second quarter) for a total purchase price of $90 million in cash, which we obtained by increasing our Term A Loan by $100.0 million.

      We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted. However, we believe that capital will be available to achieve our acquisition objectives.

      Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

Change in Estimates

      Beginning in 1999, we revised our estimated asset lives used to compute depreciation on most of our buildings from 30 years to 40 years and on a portion of our building improvements from 10 and 15 years to 20 years. We also revised the estimated asset lives of our manufacturing equipment and land improvements. These revisions were made to more properly reflect how long the assets usually last. For the six months ended June 26, 1999, the change had the effect of increasing our net earnings by $0.8 million or $.01 per share on a diluted basis.

Recently Issued Accounting Standards

      In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective beginning in fiscal year 2001. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. We are currently evaluating the effect this Statement will have on our financial position and results from operations.

Year 2000

      Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, our software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in our:

      o     supply,

      o     manufacturing,

      o     processing,

      o     distribution, and

      o     financial chains.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Incomplete or untimely resolution of the Y2K issue by:

      o     our Company,

      o     key suppliers,

      o     customers, and

      o     other parties

could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Such inabilities could potentially have a material adverse effect on our results of operations, financial condition and cash flows.

      Our technical staff, with the assistance of outside consultants, is addressing the Y2K issue. We have inventoried and assessed all date-sensitive information and transaction processing computer systems and determined that a portion of our information technology must be modified or replaced. We have identified the critical software and hardware installations that need to be replaced or modified and have developed a four-tiered program (the "Y2K Project") to deal with the Y2K issue. These tiers include:

      o     network and hardware/software infrastructure,

      o     internally developed and purchased application software,

      o critical manufacturing and other operating systems including those that use embedded technology such as micro-controllers and micro-processors, and

      o external relationships including customers, suppliers and service providers.

      We believe the entire Y2K project will be completed prior to the year 2000. However, unforeseen difficulties may arise which could adversely affect our ability to complete our systems modifications correctly, on time and/or within our cost estimates. In addition, we cannot guarantee that our customers, suppliers and service providers on whom we rely will resolve their Y2K issues accurately, thoroughly and on time. Failure to complete the Y2K Project by the year 2000 could have a material adverse effect on our results of operations, financial condition and cash flows.

      At June 26, 1999, we have completed, as planned, necessary modifications to our primary network and hardware/software infrastructure and have completed necessary modifications to our core transaction processing and financial systems. In May, the first of three major off-site integrated tests was performed. We determined that all modified transaction processing and financial systems were able to operate successfully with a limited set of test data in a controlled environment with system dates set to 2000. Additional internal testing and offsite integrated tests with more robust test scenarios are planned throughout the remainder of 1999. Modification and testing of non-critical systems is progressing on plan and will continue through the third and fourth quarters of 1999. Our efforts as related to embedded chip technology such as micro-controllers and micro-processors utilized in manufacturing or other operating systems continues to progress on schedule and will be completed by the end of the third quarter of 1999. We have initiated formal communications with our significant suppliers, customers and service providers to determine the extent to which we may be vulnerable to their failure to correct their own Y2K issues. We have begun developing contingency plans with respect to our principal customers, suppliers and service providers and estimate that appropriate plans will be in place by the end of the third quarter of 1999. We cannot guarantee you that we will be able to predict adequately Y2K problems experienced by our suppliers, customers and service providers or our ability to address these potential issues on a timely basis or to develop adequate contingency plans related thereto.

      The total cost associated with required modifications of hardware and software is not expected to be material to our financial position. We anticipate that our total cost associated with the Y2K Project will be approximately $3.9 million, including $0.6 million spent in 1997, $2.2 million spent in 1998 and $1.1 million estimated to be spent in 1999. Costs related to addressing the Y2K issues are either expensed as incurred or capitalized as appropriate. All Y2K related costs have been and will be funded from operating cash flows.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      The failure to properly anticipate and correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, financial condition and cash flows. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of suppliers, customers and service providers, we are unable to determine at this time whether the consequences of Y2K failures will have a material impact on our results of operations, financial condition or cash flows. The Y2K Project is expected to significantly reduce our level of uncertainty about the Y2K problem. We believe that, with the implementation of new business systems and completion of the Y2K Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      While we believe our efforts to address the Y2K issue will be successful in avoiding any material adverse effect on our results of operations, financial condition and cash flows, you and other interested third parties should recognize that our failure to resolve Y2K issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit our ability to manufacture and distribute our products. Further, such Y2K failures could limit our ability to process our daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Adverse effects on us could include:

      o     business disruptions,

      o     increased costs,

      o     loss of business and other similar risks, and

      o     litigation.

We believe that contingency plans will be developed prior to the year 2000, which address the most likely risks related to the Y2K problem.

      This discussion regarding Y2K Project timing, effectiveness, implementation and costs is based on our current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Y2K personnel, the readiness of third parties, and our ability to respond to unforeseen Y2K complications.

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 26, 1998.

      The United States District Court, District of Delaware, decided in our favor in the patent dispute with Schering-Plough HealthCare Products, Inc. regarding "sunscreen with disappearing color indicator." The Schering-Plough patent was declared invalid, and an appeal is pending.

      As of the end of June 1999, there were approximately 10 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 18, 1999, the following actions were taken:

      Eleven Nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2000 and until their successors are duly authorized and qualified.

                   Name                   Votes For             Votes Withheld
            ---------------------         ---------             --------------
            Robert B. Haas                53,976,478              155,109
            Michael R. Gallagher          53,974,228              157,359
            Michael F. Goss               53,975,793              155,794
            Richard C. Blum               53,974,928              156,659
            Michael R. Eisenson           53,971,628              159,959
            Timothy O. Fisher             53,976,693              154,894
            C. Ann Merrifield             53,982,271              149,316
            Jeffrey W. Ubben              53,971,706              159,881
            Wyche H. Walton               53,971,671              159,916
            Douglas D. Wheat              53,970,771              160,816
            Keneth F. Yontz               53,974,193              157,394

      The amendment to our By-laws was ratified, requiring that two Non-Purchaser Directors (as defined in our By-laws) be designated by RCBA PLAYTEX, L.P.

            Votes For                Votes Against               Votes Abstain
            ---------                -------------               -------------
            50,080,183                  136,658                     55,150

      The amendment to the Playtex 1994 Stock Option Plan for Directors and Executives and Key Employees was ratified.

            Votes For                Votes Against               Votes Abstain
            ---------                -------------               -------------
            52,432,894                 1,655,047                    43,645

                             PLAYTEX PRODUCTS, INC.
                     PART II - OTHER INFORMATION (Continued)

Item 4. Submission of Matters to a Vote of Security Holders (continued)

      The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 1999.

            Votes For                Votes Against               Votes Abstain
            ---------                -------------               -------------
           54,082,613                   27,768                       21,206

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            (11) Computation of Earnings Per Share

            (27) Financial Data Schedule

      b.    Reports on Form 8-K

      On May 24, 1999, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. We filed a copy of our press release announcing a definitive agreement to acquire the Baby Magic brand of infant-related bath, lotion, shampoo, oil and powder products in the U.S, Canada, and Puerto Rico from The Colgate-Palmolive Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PLAYTEX PRODUCTS, INC.


Date:   August 4, 1999                  By: /S/ MICHAEL R. GALLAGHER
      ------------------                    ------------------------
                                            Michael R. Gallagher
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:   August 4, 1999                  By: /S/ MICHAEL F. GOSS
      ------------------                    -------------------
                                            Michael F. Goss
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                    Description
----------                     -----------

3(B)        ByLaws of the Company, as amended through May 18, 1999

10(L)       1994 Stock Option Plan, as amended through April 6, 1999

10(M) Memorandum of Understanding, dated May 18, 1999 with Michael R. Gallagher, Chief Executive Officer

11          Statement re Computation of Earnings Per Share

27          Financial Data Schedule