Form 10-Q
period 1999-09-25
PLAYTEX PRODUCTS INC
filed 1999-11-08
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 25, 1999

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

Yes |X|    No |_|

      At November 3, 1999, 60,547,026 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements...................   3 - 13

Item  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  14 - 22


                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings.............................................       23

Item  6. Exhibits and Reports on Form 8-K:

         (a)   Exhibits................................................       23

         (b)   Reports on Form 8-K....................................        23


         Signatures....................................................       24


         Exhibit Index                                                        25

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               September 25,    December 26,
                                                                                    1999            1998
                                                                                 -----------    -----------
                               ASSETS                                           (Unaudited)
Current assets:
      Cash ...................................................................   $     7,499    $     6,871
      Receivables, less allowance for doubtful accounts ......................       116,160        103,185
      Inventories ............................................................        66,917         58,790
      Deferred income taxes ..................................................        14,805         14,650
      Other current assets ...................................................         2,103          5,650
                                                                                 -----------    -----------
            Total current assets .............................................       207,484        189,146
Net property, plant and equipment ............................................       107,398         78,906
Intangible assets, net .......................................................       702,975        531,592
Deferred financing costs .....................................................        16,442         16,448
Due from related party .......................................................        80,017         80,017
Other non-current assets .....................................................         4,144          3,112
                                                                                 -----------    -----------
            Total assets .....................................................   $ 1,118,460    $   899,221
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................................................   $    33,605    $    38,298
      Accrued expenses .......................................................        80,091         59,981
      Income taxes payable ...................................................         8,618          8,444
      Current maturities of long-term debt ...................................        17,031          3,875
                                                                                 -----------    -----------
            Total current liabilities ........................................       139,345        110,598
Long-term debt ...............................................................       960,256        807,875
Due to related party .........................................................        78,386         78,386
Other non-current liabilities ................................................        11,641         14,049
Deferred income taxes ........................................................        35,016         29,288
                                                                                 -----------    -----------
            Total liabilities ................................................     1,224,644      1,040,196
                                                                                 -----------    -----------
Stockholders' equity:
      Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 60,545,459 shares at September 25, 1999
         and 60,401,822 shares at December 26, 1998 ..........................           605            604
      Additional paid-in capital .............................................       519,438        518,179
      Retained earnings (deficit) ............................................      (623,570)      (656,835)
      Foreign currency translation adjustment ................................        (2,657)        (2,923)
                                                                                 -----------    -----------
            Total stockholders' equity .......................................      (106,184)      (140,975)
                                                                                 -----------    -----------
            Total liabilities and stockholders' equity .......................   $ 1,118,460    $   899,221
                                                                                 ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                             September 25,     September 26,
                                                                                 1999               1998
                                                                               --------           --------
Net sales ..................................................................   $187,926           $162,597
Cost of sales ..............................................................     78,329             66,158
                                                                               --------           --------

     Gross profit ..........................................................    109,597             96,439

Operating expenses:
     Advertising and sales promotion .......................................     42,061             35,440
     Selling, distribution and research ....................................     21,036             19,064
     Administrative ........................................................      6,501              5,831
     Amortization of intangibles ...........................................      5,593              4,333
                                                                               --------           --------

           Total operating expenses ........................................     75,191             64,668

               Operating earnings ..........................................     34,406             31,771

Interest expense including related party interest expense
     of $3,037 for both  periods presented, net of related party
     interest income of $3,001 for both periods presented ..................     20,560             17,872
                                                                               --------           --------

               Earnings before income taxes ................................     13,846             13,899

Income taxes ...............................................................      5,817              5,976
                                                                               --------           --------
               Net earnings ................................................   $  8,029           $  7,923
                                                                               ========           ========

Earnings per share:

     Basic .................................................................   $   0.13           $   0.13
                                                                               ========           ========
     Diluted ...............................................................   $   0.13           $   0.13
                                                                               ========           ========

Weighted average shares outstanding:

     Basic .................................................................     60,514             60,326
                                                                               ========           ========
     Diluted ...............................................................     61,523             61,228
                                                                               ========           ========

    See the accompanying notes to condensed consolidated financial statements

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                    Nine Months Ended
                                                                             --------------------------------
                                                                             September 25,      September 26,
                                                                                  1999               1998
                                                                             -------------      -------------

Net sales ..................................................................   $587,573             $512,846
Cost of sales ..............................................................    246,767              209,568
                                                                               --------             --------

     Gross profit ..........................................................    340,806              303,278

Operating expenses:
     Advertising and sales promotion .......................................    129,179              115,609
     Selling, distribution and research ....................................     60,508               53,838
     Administrative ........................................................     19,768               17,295
     Amortization of intangibles ...........................................     15,487               12,648
                                                                               --------             --------

           Total operating expenses ........................................    224,942              199,390

               Operating earnings ..........................................    115,864              103,888

Interest expense including related party interest expense
     of $9,112 for both periods presented, net of related party
     interest income of $9,002 for both periods presented ..................     58,327               54,190
                                                                               --------             --------

               Earnings before income taxes ................................     57,537               49,698

Income taxes ...............................................................     24,272               21,361
                                                                               --------             --------

               Net earnings ................................................   $ 33,265             $ 28,337
                                                                               ========             ========
Earnings per share:
     Basic .................................................................   $   0.55             $   0.48
                                                                               ========             ========
     Diluted ...............................................................   $   0.54             $   0.47
                                                                               ========             ========

Weighted average shares outstanding:
     Basic .................................................................     60,458               59,196
                                                                               ========             ========
     Diluted ...............................................................     62,970               60,117
                                                                               ========             ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                                   Foreign
                                                                     Additional     Retained       Currency
                                                         Common       Paid-In       Earnings      Translation
                                                         Stock        Capital      (Deficit)      Adjustment       Total
                                                       ---------     ---------     ---------      ----------     ---------
Balance, December 26, 1998 .......................     $     604     $ 518,179     $(656,835)     $  (2,923)     $(140,975)

Net earnings .....................................            --            --        33,265             --         33,265

Foreign currency translation adjustment ..........            --            --            --            266            266
                                                       ---------     ---------     ---------      ---------      ---------

      Comprehensive earnings .....................                                                                  33,531

Stock issued to employees exercising stock options             1         1,259            --             --          1,260
                                                       ---------     ---------     ---------      ---------      ---------

            Balance, September 25, 1999 ..........     $     605     $ 519,438     $(623,570)     $  (2,657)     $(106,184)
                                                       =========     =========     =========      =========      =========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                Nine Months Ended
                                                                                      -----------------------------------
                                                                                       September 25,        September 26,
                                                                                          1999                  1998
                                                                                      --------------        -------------
Cash flows from operations:
     Net earnings ...............................................................     $  33,265                $  28,337
     Non-cash items included in earnings:
         Amortization of intangibles ............................................        15,487                   12,648
         Amortization of deferred financing costs ...............................         2,487                    2,233
         Depreciation ...........................................................         7,234                    7,083
         Deferred income taxes ..................................................         7,357                    8,882
         Other, net .............................................................           497                     (354)
         Net (increase) decrease in working capital accounts, net of acquisitions        (1,544)                   1,704
                                                                                      ---------                ---------

               Net cash flows from operations ...................................        64,783                   60,533

Cash flows used for investing activities:
     Purchases of property, plant and equipment .................................       (18,363)                  (9,781)
     Businesses acquired, net of cash acquired ..................................      (210,108)                (106,246)
                                                                                      ---------                ---------

               Net cash flows used for investing activities .....................      (228,471)                (116,027)

Cash flows provided by (used for) financing activities:
     Net borrowings (repayments) under credit facilities ........................        19,350                  (23,550)
     Long-term debt borrowings ..................................................       150,000                  100,000
     Long-term debt repayments ..................................................        (3,813)                  (1,875)
     Payment of financing costs .................................................        (2,481)                  (3,027)
     Issuance of shares of common stock .........................................         1,260                    1,104
                                                                                      ---------                ---------

               Net cash flows provided by financing activities ..................       164,316                   72,652

Increase in cash ................................................................           628                   17,158
Cash at beginning of period .....................................................         6,871                    3,231
                                                                                      ---------                ---------

Cash at end of period ...........................................................     $   7,499                $  20,389
                                                                                      =========                =========

Supplemental disclosures of cash flow information

     Cash paid during the periods for:
        Interest ................................................................     $  49,643                $  46,331
        Income taxes, net of refunds ............................................     $  16,723                $   9,701


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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and nine month interim periods ended September 25, 1999 are not necessarily indicative of the results that you may expect for the full year.

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

2.    Acquisitions and Divestiture

1999 Acquisitions

      On June 30, 1999, we acquired the Baby Magic brand of infant-related bath, lotion, shampoo, oil and powder products from The Colgate-Palmolive Company for $90.0 million in cash. We borrowed $100.0 million in cash from our Term A Loan at variable rates of interest to pay for the acquisition and related fees.

      On January 29, 1999, we acquired the Diaper Genie business, the leading diaper disposal system in the U.S., from privately-held Mondial Industries for $72.0 million in cash and the issuance to Mondial of $50.0 million of convertible notes. We borrowed the cash portion of the purchase price from our revolving credit facility. The newly issued convertible notes have an interest rate of 6% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of our Common Stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002.

      The acquisitions of Baby Magic and Diaper Genie were accounted for as asset purchases.

1998 Acquisitions

      On January 28, 1998, we acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of our Common Stock. We borrowed money under our credit facility for the cash portion of the deal (see
Note 5). On January 6, 1998, we acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. On January 26, 1998, we acquired the Binky(R) pacifier business ("Binky") from Binky-Griptight, Inc. for approximately $1.2 million in cash and $0.5 million in notes. The acquisitions of PCH, Binky, and Carewell were accounted for as purchases.

      In connection with the acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at September 25, 1999 (in thousands):

                                             Reserved       Amount      Balance
                                              Amount         Spent     Remaining
                                              ------        ------       ------
Exit costs ...........................        $4,162        $1,700       $2,462
Involuntary terminations .............         3,031         2,387          644
Relocation costs .....................           168           135           33
                                              ------        ------       ------
      Total ..........................        $7,361        $4,222       $3,139
                                              ======        ======       ======

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Acquisitions and Divestiture (continued)

      The following pro forma results of operations assumes the 1999 acquisitions occurred on December 28, 1997. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel could occur as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 28, 1997.

                                                        Nine Months Ended
                                                   -----------------------------
(Unaudited, in thousands, except per share data)   September 25,   September 26,
                                                      1999              1998
                                                    --------          --------
Net sales ........................................  $617,172          $581,737
Net earnings .....................................  $ 35,168          $ 29,722

Earnings per share:
      Basic ......................................  $    .58          $    .50
      Diluted ....................................  $    .57          $    .49

Weighted average shares outstanding:
      Basic ......................................    60,458            59,196
      Diluted ....................................    64,156            60,117

1999 Divestiture

      On May 12, 1999, we sold our U.S and International Jhirmack hair care business, with the exception of the Canadian business, to Allegheny Pharmacal Corporation for cash and future guaranteed minimum royalty payments.

3.    Comprehensive Earnings

      Foreign currency translation adjustments is the only reconciling item between net earnings and comprehensive earnings. For the three and nine month periods ended September 25, 1999 and September 26, 1998 there were no material differences between net earnings and comprehensive earnings. For the three and nine month periods ended September 25, 1999 and September 26, 1998 our comprehensive earnings were (in thousands):

                                                                       Three Months Ended                   Nine Months Ended
                                                                 -------------------------------       -----------------------------
                                                                 September 25,      September 26,      September 25,   September 26,
                                                                     1999               1998               1999             1998
                                                                   --------           --------           --------         --------
Net earnings ............................................          $  8,029           $  7,923           $ 33,265         $ 28,337
Foreign currency translation adjustment .................               (34)              (180)               266             (417)
                                                                   --------           --------           --------         --------
          Comprehensive earnings ........................          $  7,995           $  7,743           $ 33,531         $ 27,920
                                                                   ========           ========           ========         ========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                   September 25,    December 26,
                                                       1999             1998
                                                   ------------     ------------
                                                   (Unaudited)

Receivables ..................................       $ 118,484        $ 105,280
Less allowance for doubtful accounts .........          (2,324)          (2,095)
                                                     ---------        ---------
         Net .................................       $ 116,160        $ 103,185
                                                     =========        =========

Inventories:
     Raw materials ...........................       $  24,852        $  17,722
     Work in process .........................             730              763
     Finished goods ..........................          41,335           40,305
                                                     ---------        ---------
         Total ...............................       $  66,917        $  58,790
                                                     =========        =========

Net property, plant and equipment:
     Land ....................................       $   2,376        $   1,435
     Buildings ...............................          36,403           30,000
     Machinery and equipment .................         156,673          130,000
                                                     ---------        ---------
                                                       195,452          161,435
     Less accumulated depreciation ...........         (88,054)         (82,529)
                                                     ---------        ---------
         Net .................................       $ 107,398        $  78,906
                                                     =========        =========

Accrued expenses:
     Advertising and sales promotion .........       $  22,851        $  22,580
     Employee compensation and benefits ......          11,783           11,917
     Interest ................................          15,250            9,053
     Insurance ...............................           2,978            3,038
     Other ...................................          27,229           13,393
                                                     ---------        ---------
         Total ...............................       $  80,091        $  59,981
                                                     =========        =========

5.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                    September 25,   December 26,
                                                        1999            1998
                                                     ---------       ---------
                                                    (Unaudited)
1997 Credit Agreement:
     Term A Loan                                     $ 153,062       $  55,000
     Revolving Credit Facility                          19,350              --
     Term Loan                                         244,875         246,750

6% Convertible Subordinated Notes due 2004              50,000              --
8 7/8% Senior Notes due 2004                           150,000         150,000
9% Senior Subordinated Notes due 2003                  360,000         360,000
                                                     ---------       ---------
                                                       977,287         811,750
     Less current maturities                           (17,031)         (3,875)
                                                     ---------       ---------
         Total long-term debt                        $ 960,256       $ 807,875
                                                     =========       =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Long-Term Debt (continued)

      On July 21, 1997, we completed a refinancing of our senior indebtedness, which included:

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

      In connection with the 1999 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term A Loan for the Baby Magic acquisition,

      o     $72.0 million under the Revolving Credit Facility and

      o $50.0 million by issuing the Convertible Notes for the Diaper Genie acquisition.

      In connection with the 1998 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term Loan for the PCH acquisition,

      o     $10.4 million under the Revolving Credit Facility and

      o $0.5 million by issuing a note for the acquisitions of Carewell and Binky.

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

      The Revolving Credit Facility matures on June 15, 2003. The amounts we are able to borrow under this facility decrease by:

      o     $5.0 million on December 15, 2000 and June 15, 2001,

      o     $7.0 million on December 15, 2001 and June 15, 2002, and

      o     $8.0 million on December 15, 2002 and June 15, 2003.

      We periodically use financial instruments to manage the impact of interest rate changes on our variable rate debt. At September 25, 1999 our total indebtedness consisted of $560.0 million in fixed rate debt and $417.3 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. This swap agreement is for a four-year period and may be cancelled by the other party after July 23, 2000 upon two days written notice to us. Based on our interest rate exposure at September 25, 1999, a 1% increase in interest rates would result in an estimated $3.2 million of additional interest expense on an annualized basis.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Long-Term Debt (continued)

      The interest rate on our Term Loan, Term A Loan, and Revolving Credit facility varies over time depending on short term interest rates. At September 25, 1999 and September 26, 1998, the weighted average interest rate on our floating rate debt was 7.08% and 7.14%, respectively. The weighted average interest rate on our floating rate debt for the quarters ended September 25, 1999 and September 26, 1998 was 6.79% and 7.15%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility. At September 25, 1999, we had $94.2 million of unused borrowings available to us under the Revolving Credit Facility.

6.    Business Segments

      We are organized in three divisions:

      Our U.S. Personal Products Division includes Infant Care and Feminine Care products sold in the United States. The Infant Care product category includes the following brands:

      o     Playtex disposable nurser system, cups and reusable hard bottles

      o     Wet Ones hand and face towelettes

      o     Baby Magic bath, oil, lotion and powders

      o     Binky pacifiers

      o     Mr. Bubble children's bubble bath

      o     Chubs baby wipes

      o     Diaparene infant care products, and

      o     Diaper Genie diaper disposal system.

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits.

      Our U.S. Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States.

      Sun Care             Household Products
      --------             ------------------

      o     Banana Boat    o     Playtex Gloves

      o     BioSun         o     Woolite rug and upholstery cleaning products

      Personal Grooming
      -----------------

      o     Binaca breath spray and drops

      o     Ogilvie at-home permanents

      o     Tek toothbrushes

      o     Dentax oral care products

      o     Better Off depilatories

      o     Tussy deodorant

      o     Dorothy Gray skin care products

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Business Segments (continued)

      The results of our divisions for the three and nine months ended September 25, 1999 and September 26, 1998 are as follows (unaudited, dollars in thousands):

                                                          Three Months Ended
                                          ------------------------------------------------
                                            September 25, 1999          September 26, 1998
                                          ---------------------      ---------------------
                                            Net         Product        Net        Product
                                           Sales        Contrib.      Sales       Contrib.
                                          --------      -------      --------     --------
U.S. Personal Products ..............     $133,986     $ 54,023      $110,636     $ 48,397
U.S. Consumer Products ..............       32,607        7,396        34,797        8,749
International and Other .............       21,333        7,414        17,164        5,498
Unallocated charges (1) .............           --       (1,297)           --       (1,645)
                                          --------       ------      --------       ------
     Total consolidated .............     $187,926       67,536      $162,597       60,999
                                          ========                   ========

Reconciliation to operating earnings:
-------------------------------------
Selling, distribution and research ..                    21,036                     19,064
Administrative ......................                     6,501                      5,831
Amortization of intangibles .........                     5,593                      4,333
                                                       --------                   --------
     Operating earnings .............                  $ 34,406                   $ 31,771
                                                       ========                   ========


                                                         Nine Months Ended
                                         ------------------------------------------------
                                           September 25, 1999          September 26, 1998
                                         ---------------------      ---------------------
                                           Net        Product          Net        Product
                                          Sales       Contrib.        Sales       Contrib.
                                         --------     -------        --------     --------
U.S. Personal Products ..............    $ 357,068    $ 144,741     $ 294,063    $ 120,531
U.S. Consumer Products ..............      170,170       54,017       161,905       55,003
International and Other .............       60,335       18,028        56,878       17,402
Unallocated charges (1) .............           --       (5,159)           --       (5,267)
                                         ---------    ---------     ---------    ---------
     Total consolidated .............    $ 587,573      211,627     $ 512,846      187,669
                                         =========                  =========

Reconciliation to operating earnings:
-------------------------------------
Selling, distribution and research ..                    60,508                     53,838
Administrative ......................                    19,768                     17,295
Amortization of intangibles .........                    15,487                     12,648
                                                      ---------                  ---------
     Operating earnings .............                 $ 115,864                  $ 103,888
                                                      =========                  =========

---------

(1) Includes expenses such as business license taxes and product liability insurance that are included in our reported consolidated gross margin, but not included in the evaluation of division performance.

7.    Contingent Liabilities

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

      o     future cash flows, and

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Results of Operations

Three Months Ended September 25, 1999 Compared To
      Three Months Ended September 26, 1998

Consolidated Net Sales--Our consolidated net sales increased 16% to $187.9 million for the third quarter of 1999. Excluding the impact of the Diaper Genie and Baby Magic acquisitions and the divested Jhirmack business, our consolidated net sales grew by $3.4 million in the third quarter of 1999, or 2%, compared to the third quarter of 1998.

      U.S. Personal Products Division--Net sales for the third quarter of 1999 increased 21% to $134.0 million. Excluding the impact of the Diaper Genie and Baby Magic acquisitions, the net sales of the division grew by $0.3 million in the third quarter of 1999.

                  Net sales of our Infant Care products increased 34% to $73.6 million in the third quarter of 1999. Excluding the impact of the Diaper Genie and Baby Magic acquisitions, our Infant Care net sales decreased by $4.2 million in the third quarter of 1999, or 8%, compared to the third quarter of 1998. This decrease is attributable to competitive pressures in our cups and baby wipes businesses, capacity constraints in some of our more popular infant feeding brands and a very strong promotion aided 1998 third quarter. Our dollar market share in the infant feeding category grew by 0.1 percentage points to 42.5% in the third quarter of 1999. The infant feeding category grew 5.0% in dollars and the retail consumption of our products grew 5.1%.

                  Net sales of our Feminine Care products increased 8% to $60.3 million in the third quarter of 1999. In December 1997, we successfully launched Gentle Glide Odor Absorbing, a plastic applicator tampon with an all-natural material which absorbs odors without the use of fragrance or deodorant. In late 1998, we incorporated the odor-absorbing feature into our cardboard applicator line, Silk Glide. These introductions, combined with general strength in our branded tampon business, increased our dollar market share 3.5 percentage points in the third quarter of 1999 to 30.5% from 27.0% in the third quarter of 1998. Total retail consumption for the tampon category, in dollars, grew 4.4% in the third quarter of 1999 while consumer purchases of our branded tampons grew 17.8%.

      U.S. Consumer Products Division--Net sales for the third quarter of 1999 decreased 6% to $32.6 million. Excluding the impact of the divested Jhirmack business, our consolidated net sales were basically flat in the third quarter of 1999 compared to the third quarter of 1998.

                  Net sales of our Sun Care products increased 9% to $5.3
            million in the third quarter of 1999. Our dollar market share of the sun care category increased 2.3 percentage points to 21.1%. The market category, in dollars, grew 7.8% and consumer purchases of our products increased 20.9% compared to the same period in 1998. The category growth and the increase in consumer purchases of our products were due largely to high consumer demand for the Banana Boat product, increased consumer awareness of the need for sunscreen protection, and favorable weather across the country.

                  Net sales of Household Products decreased 4% to $15.2 million in the third quarter of 1999. The shortfall was due primarily to a decrease in the rug & upholstery cleaning category of 2.7% and strong Woolite shipments in the third quarter of 1998 due to the launch of Woolite Stain Solutions.

                  Net sales of Personal Grooming decreased 14% to $12.1 million in the third quarter of 1999. Excluding the divested Jhirmack line net sales increased $0.3 million, or 2%, in the third quarter of 1999 compared to the same quarter in 1998.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      International and Other Division--Net sales in the third quarter of 1999 increased 24% to $21.3 million. The increase was due primarily to a 35% increase in Canadian net sales. Net sales of Canadian Feminine Care products, Infant Care products, Sun Care products, and Household products all registered net sales growth of better than 10% compared to the third quarter of 1998.

Consolidated Gross Profit--Our consolidated gross profit increased 14% to $109.6 million in the third quarter of 1999. Gross profit as a percent of net sales (gross margins) decreased 1.0 percentage points, to 58.3% in the third quarter of 1999. This decline was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and extra costs associated with keeping up with an increase in demand for our most popular products. The dollar increase in gross profit was due primarily to our higher net sales.

Consolidated Product Contribution--Our consolidated product contribution increased 11% to $67.5 million in the third quarter of 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased 1.6 percentage points to 35.9% in the third quarter of 1999, driven primarily by lower gross margins and higher advertising and promotional expenses as a percent of net sales.

      U.S. Personal Products Division--Product contribution increased 12% to $54.0 million in the third quarter of 1999. As a percent of net sales, product contribution decreased 3.4 percentage points, to 40.3% in the third quarter of 1999. This decline was due primarily to a change in sales mix to lower gross margin products as a result of the 1999 acquisitions, the timing of advertising and promotional expenses, and extra costs associated with new product launches and keeping up with increased consumer demand.

      U.S. Consumer Products--Product contribution decreased 15% to $7.4 million in the third quarter of 1999. As a percent of net sales, product contribution decreased 2.5 percentage points to 22.7% due to the timing of advertising and promotional expenses.

      International and Other--Product contribution increased 35% to $7.4 million in the third quarter of 1999. As a percent of net sales, product contribution increased 2.8 percentage points to 34.8% due primarily to the timing of advertising and promotional expenses and higher gross margins, primarily the result of product mix.

Consolidated Operating Earnings--Our consolidated operating earnings increased 8% to $34.4 million in the third quarter of 1999. The increase in operating earnings resulted from higher consolidated product contribution and lower overhead expenses as a percent of net sales.

Consolidated Interest Expense--Our consolidated interest expense increased 15% to $20.6 million in the third quarter of 1999. This resulted from additional borrowings to finance the acquisitions of the Diaper Genie and Baby Magic businesses. The impact of the additional debt was offset, in part, by lower interest rates in the third quarter of 1999 compared to the third quarter of 1998.

Consolidated Income Taxes--Our consolidated income taxes decreased 3% to $5.8 million in the third quarter of 1999. As a percent of pretax earnings, our effective tax rate decreased 1.0 percentage point to 42.0% of pretax earnings in the third quarter of 1999. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Nine Months Ended September 25, 1999 Compared To
      Nine Months Ended September 26, 1998

Consolidated Net Sales--Our consolidated net sales increased 15% to $587.6 million for the nine months ended September 25, 1999. Excluding the impact of the 1999 acquisitions and the divested Jhirmack business, our consolidated net sales grew by $34.8 million in the nine months ended September 25, 1999, or 7%, compared to the same period in 1998.

      U.S. Personal Products Division--Net sales for the nine months ended September 25, 1999 increased 21% to $357.1 million. Excluding the impact of the 1999 acquisitions, the net sales of the division grew by $20.9 million for the nine months ended September 25, 1999, or 7%, compared to the same period in 1998.

                  Net sales of Infant Care products increased 28% to $194.0
            million for the nine months ended September 25, 1999. Excluding the impact of the 1999 acquisitions, our Infant Care net sales increased by $0.7 million compared to the comparable period in 1998. Our infant feeding and soothing products were negatively affected by competitive pressures in cups and to a lesser extent capacity issues in some of our more popular infant feeding brands. The infant feeding category grew 6.0% in dollars versus the nine months ended September 26, 1998, and the retail consumption of our products grew 7.2% during the same period in 1998.

                  Net sales of Feminine Care products increased 14% to $163.1 million for the nine months ended September 25, 1999. In December 1997, we successfully launched Gentle Glide Odor Absorbing, a plastic applicator tampon with an all-natural material which absorbs odors without the use of fragrance or deodorant. In late 1998, we incorporated the odor-absorbing feature into our cardboard applicator line, Silk Glide. These introductions, combined with strong consumer marketing initiatives and the general strength in our branded tampon business, increased our dollar market share 2.9 percentage points for the nine months ended September 25, 1999 to 29.7% compared to the same period of 1998. The tampon category, in dollars, grew 3.9% versus the nine months ended September 26, 1998, and the retail consumption of our products grew 14.7%.

      U.S. Consumer Products Division--Net sales for the nine months ended September 25, 1999 increased 5% to $170.2 million. Excluding the impact of the divested Jhirmack business, net sales of the division grew by $13.2 million for the nine months ended September 25, 1999, or 9%, compared to the same period in 1998.

                  Net sales of Sun Care products increased 12% to $89.4 million for the nine months ended September 25, 1999. Our dollar market share increased 1.9 percentage points to 20.8% for the nine months ended September 25, 1999. The sun care category, in dollars, grew 12.4% and retail consumption of our products increased 23.9% compared to the same period in 1998. The category growth and the growth in our consumption were due largely to high consumer demand for the Banana Boat product, increased consumer awareness of the need for sunscreen protection, and favorable weather across the country.

                  Net sales of Household Products decreased 4% to $42.2 million for the nine months ended September 25, 1999. The shortfall was due primarily to a decrease in the rug & upholstery cleaning category of 1.6% and strong Woolite shipments in the second and third quarters of 1998 due to the launch of Woolite Stain Solutions.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

                  Net sales of Personal Grooming decreased slightly to $38.5 million for the nine months ended September 25, 1999 as a result of the sale of the Jhirmack business. Personal Grooming net sales excluding the divested Jhirmack line increased $4.9 million, or 16%, for the nine months ended September 25, 1999 compared to the same period in 1998.

      International and Other Division--Net sales for the nine months ended September 25, 1999 increased 6% to $60.3 million. The increase was due primarily to 15% growth in our Canadian operations and higher net sales associated with our private label tampon business.

Consolidated Gross Profit--Our consolidated gross profit increased 12% to $340.8 million for the nine months ended September 25, 1999. As a percent of net sales, gross profit decreased 1.1 percentage points, to 58.0% for the nine months ended September 25, 1999. The lower gross profit as a percent of net sales was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and costs associated with keeping up with increased demand for our more popular products. The dollar increase in gross profit was due primarily to our higher net sales.

Consolidated Product Contribution--Our consolidated product contribution increased 13% to $211.6 million for the nine months ended September 25, 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased to 36.0% for the nine months ended September 25, 1999 from 36.6% in the same period of 1998. The decrease was primarily the result of lower gross margins offset, in part, by lower overall advertising and sales promotion expenses as a percentage of net sales.

      U.S. Personal Products Division--Product contribution increased 20% to $144.7 million for the nine months ended September 25, 1999. As a percent of net sales, product contribution decreased 0.5 percentage points to 40.5% for the nine months ended September 25, 1999. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased due to a change in sales mix to lower gross margin products primarily associated with the 1999 acquisitions and extra costs associated with new product launches and keeping up with increased consumer demand.

      U.S. Consumer Products--Product contribution decreased 2% to $54.0 million for the nine months ended September 25, 1999. As a percent of net sales, product contribution decreased 2.3 percentage points to 31.7% for the nine months ended September 25, 1999. This is due primarily to a change in sales mix to lower gross margin products and higher advertising and promotional expenses as a percent of net sales.

      International and Other--Product contribution increased 4% to $18.0 million for the nine months ended September 25, 1999. As a percent of net sales, product contribution decreased 0.7 percentage points to 29.9% for the nine months ended September 25, 1999. This is due primarily to higher spending as a percent of net sales offset, in part, by improved gross margins.

Consolidated Operating Earnings--Our consolidated operating earnings increased 12% to $115.9 million for the nine months ended September 25, 1999. The increase in operating earnings resulted primarily from higher consolidated product contribution.

Consolidated Interest Expense--Our consolidated interest expense for the nine months ended September 25, 1999, increased 8% to $58.3 million. This resulted from additional borrowings to finance the acquisitions of the Diaper Genie and Baby Magic businesses. The impact of the additional debt was offset, in part, by lower interest rates in the first nine months of 1999 compared to the same period in 1998.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Income Taxes--Our consolidated income taxes increased 14% to $24.3 million for the nine months ended September 25, 1999. As a percent of pretax earnings, our effective tax rate decreased 0.8 percentage points to 42.2% of pretax earnings for the nine months ended September 25, 1999. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

Financial Condition and Liquidity

      At September 25, 1999, our working capital (current assets net of current liabilities) decreased to $68.1 million from $78.5 million at December 26, 1998. The decrease resulted primarily from:

      o An increase of $13.2 million in debt payments due within the next 12 months.

      o an increase of $20.1 million in accrued expenses, due primarily to anticipated returns associated with the seasonal nature of our Sun Care sales, the timing of interest payments and higher accrued interest on our debt due to additional borrowings to pay for the 1999 acquisitions.

These increases in current liabilities were partially offset by increases in accounts receivables of $13.0 million due to higher sales and inventory of $8.1 million due primarily to growth associated with the 1999 acquisitions. All other working capital components increased $1.8 million.

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

      Capital expenditures for equipment and facility improvements were $18.4 million for the nine months ended September 25, 1999. These expenditures were used primarily to expand capacity, upgrade production equipment and maintain our facilities. Capital expenditures for 1999 are expected to be approximately $24.0 million.

      At September 25, 1999, long-term debt (including current portion but excluding obligations due to related party) was $977.3 million compared to $811.8 million at December 26, 1998. The increase resulted from additional borrowings to buy Diaper Genie and Baby Magic. We made our first payment on the principle balance of the Term A Loan on September 15, 1999 and have quarterly principle repayment obligations through the second quarter of the year 2003. At September 25, 1999, we had $94.2 million of unused credit borrowings under our Revolving Credit Facility available to us.

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

      During 1999 we acquired two businesses. The Diaper Genie business was acquired on January 29, 1999 for a total purchase price of approximately $122.0 million. We paid cash of $72.0 million, which we borrowed from our Revolving Credit Facility and issued to the sellers a $50.0 million 6% convertible note. The Baby Magic business was acquired on June 30, 1999 for a total purchase price of $90.0 million in cash, which we obtained by increasing our Term A Loan by $100.0 million.

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

Change in Estimates

      Beginning in 1999, we revised our estimated asset lives used to compute depreciation on most of our buildings from 30 years to 40 years and on a portion of our building improvements from 10 and 15 years to 20 years. We also revised the estimated asset lives of our manufacturing equipment and land improvements. These revisions were made on a prospective basis to more properly reflect how long the assets usually last. For the nine months ended September 25, 1999, the change had the effect of increasing our net earnings by $1.2 million or $.02 per share on a diluted basis.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Year 2000

      Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, our software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in our supply, manufacturing, processing, distribution, and financial chains. Incomplete or untimely resolution of the Y2K issue by our Company, key suppliers, customers, and other parties could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Such inabilities could potentially have a material adverse effect on our results of operations, financial condition and cash flows.

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

      We believe the entire Y2K project will be completed prior to the year 2000. However, problems may come up which could limit our ability to complete our systems modifications correctly, on time and/or within our cost estimates. In addition, we cannot guarantee that our customers, suppliers and service providers on whom we rely will resolve their Y2K issues accurately, thoroughly and on time. Failure to complete the Y2K Project by the year 2000 could have a material adverse effect on our results of operations, financial condition and cash flows.

      At September 25, 1999, we have completed, as planned, necessary modifications to:

      o     our primary network and hardware/software infrastructure,

      o     our core transaction processing and financial systems and

      o remediation of our embedded chip technology utilized in manufacturing and other systems.

In May, we successfully performed our first major off-site integrated test. The results of the test indicated that our transaction processing and financial systems were able to operate successfully with a limited set of test data in a controlled environment with system dates set to 2000. In July, we performed our second major off-site integrated test with a more robust test scenario and determined that our tested systems operated successfully. Additional internal testing of critical and non-critical hardware and software systems has been conducted and will continue where appropriate throughout the remainder of the year. Our remediation and testing efforts as related to embedded chip technology such as micro-controllers and micro-processors utilized in manufacturing or other operating systems was concluded during the current quarter. Operational contingency plans are being formulated for each of our manufacturing and distribution locations. With respect to our significant suppliers, customers and service providers, we have, to the best of our ability, made readiness assessments and, where appropriate, are putting contingency plans in place. We cannot guarantee you that we will be able to predict adequately Y2K problems experienced by others or our ability to address these potential issues on a timely basis or to develop adequate contingency plans related to them.

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

      The failure to properly anticipate and correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, financial condition and cash flows. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of others, we are unable to determine at this time whether the consequences of Y2K failures will have a material impact on our results of operations, financial condition or cash flows. The Y2K Project has significantly reduced our level of uncertainty about the Y2K problem. We believe that, with the implementation of new business systems and completion of the Y2K Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      We believe our efforts to address the Y2K issue will be successful in avoiding any material adverse effect on our results of operations, financial condition and cash flows. You and other interested third parties should recognize that our failure to resolve Y2K issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit our ability to manufacture and distribute our products. Further, such Y2K failures could limit our ability to process our daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Adverse effects on us could include:

      o     business disruptions,

      o     increased costs,

      o     loss of business and other similar risks, and

      o     litigation.

We believe that the contingency plans developed prior to the year 2000 will address the most likely risks related to the Y2K problem.

      This discussion regarding Y2K Project timing, effectiveness, implementation and cost is based on our current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Y2K personnel, the readiness of third parties, and our ability to respond to unforeseen Y2K complications.

                             PLAYTEX PRODUCTS, INC.
                     PART II - OTHER INFORMATION (Continued)

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 26, 1998.

      The United States District Court, District of Delaware, decided in the Company's favor in the patent dispute with Schering-Plough HealthCare Products, Inc. regarding "sunscreen with disappearing color indicator." The Schering-Plough patent was declared invalid, and an appeal is pending. In a related matter, IPA, an investment partnership which owns patents, recently brought an action against the Company in Federal Court in Texas alleging that the Banana Boat colored sunscreen products infringes it's patents. The allegations are currently under review.

      As of the end of September 1999, there were approximately 9 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            (11)  Computation of Earnings Per Share
            (27)  Financial Data Schedule

      b.    Reports on Form 8-K

      On July 15, 1999, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Items 2 and 5 of that Form. Pursuant to Item 2, we filed the Asset Sale Agreement, dated as of May 13, 1999, concerning our acquisition from the Colgate-Palmolive Company of the Baby Magic brand of infant-related bath, lotion, shampoo, oil and powder products for the U.S., Canada and Puerto Rico markets. Pursuant to Item 5, we filed a copy of our press release regarding the Baby Magic acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PLAYTEX PRODUCTS, INC.


Date:   November 8, 1999     By:  /S/ MICHAEL R. GALLAGHER
        ----------------          -------------------------------------------
                                  Michael R. Gallagher
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:   November 8, 1999     By:  /S/ MICHAEL F. GOSS
        ----------------          -------------------------------------------
                                  Michael F. Goss
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.            Description
-----------            -----------

11             Statement re Computation of Earnings Per Share

27             Financial Data Schedule