Form 10-K405
period 1999-12-25
PLAYTEX PRODUCTS INC
filed 2000-03-23
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
  --------------------------------------    -----------------------------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $317,717,063 (based on the closing sale price of $11 5/8 on March 15, 2000 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

      At March 15, 2000, 60,761,329 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                                               PART OF FORM 10-K
                                                               -----------------

Portions of our definitive Proxy Statement (the "Proxy
Statement") for our 2000 Annual Meeting of Stockholders
to be held on May 16, 2000, which will be filed with the
Securities and Exchange Commission within 120 days after
the end of our fiscal year ended December 25, 1999
pursuant to Regulation 14A....................................        III

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.   Business......................................................     5
Item 2.   Properties....................................................    17
Item 3    Legal Proceedings.............................................    17
Item 4.   Submission of Matters to a Vote of Security Holders...........    18

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters ........................................    19
Item 6.   Selected Financial Data.......................................    19
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    19

Item 7A   Quantitative and Qualitative Disclosure about Market Risk.....    19
Item 8.   Financial Statements and Supplementary Data...................    20
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ...................................    20

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............    20
Item 11.  Executive Compensation........................................    20
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    20
Item 13.  Certain Relationships and Related Transactions................    20

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports
            on Form 8-K ................................................    20

          Signatures....................................................    23

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions, we do so to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things:

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

TRADEMARKS

      We have proprietary rights to a number of trademarks important to our businesses, such as: BABY MAGIC, BANANA BOAT, BINACA, BINKY, BIOSUN, CHUBS, COOL COLORZ, COOLSTRAW, DIAPARENE, DIAPER GENIE, DENTAX, DOROTHY GRAY, DROP-INS, GENTLE GLIDE, HANDSAVER, MOST LIKE MOTHER, MR. BUBBLE, NATURAL ACTION, OGILVIE, QUICKSTRAW, QUIK BLOK, SAFE'N SURE, SILK GLIDE, SIPEASE, SLIMFITS, TAN EXPRESS, TEK, TUSSY, and WET ONES. We also own a royalty free license in perpetuity to the PLAYTEX and LIVING trademarks, and to the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

      All references to market share and market share data are for the years indicated and represent our percentage of the total dollar volume of products purchased by consumers in the applicable category (dollar market share). This information is provided to us from the ACNielsen Company.

ITEM 1. BUSINESS

A. HISTORY

      Our business was founded in 1932 under the name International Latex Company and operated for many years prior to 1986 under the name International Playtex, Inc. In the mid-1950's, using latex technology developed for the manufacture of girdles, we began to market household gloves. This was the first of many products to constitute our consumer products division. Through the marketing of gloves, the addition of disposable nursers in the mid-1960's and the acquisition in 1967 and the expansion of our tampon manufacturing business, we established a major presence in the drug store, supermarket and mass merchandise channels of distribution.

      In 1986, we were taken private in a management led leveraged buyout and, in 1988, we were reorganized by certain management investors and others. In the reorganization, Playtex Apparel, Inc. ("Apparel"), which manufactures women's intimate apparel, was spun-off to the management of that business. Today, we no longer have any corporate relationship with Apparel, except that we each own 50% of the stock of Playtex Marketing Corporation ("Playtex Marketing"), which owns the PLAYTEX and LIVING trademarks. Playtex Marketing licenses the PLAYTEX and LIVING trademarks to us on a royalty-free perpetual basis. In 1994, we completed an initial public offering of our common stock. Our common stock trades on the New York Stock Exchange under the symbol "PYX".

      In 1995, a group of investors associated with Haas Wheat & Partners Incorporated ("Haas Wheat") purchased 20 million shares of our common stock at a price of $9 per share. The Haas Wheat shares represented approximately 40% of our outstanding common stock at the time of the investment and individuals associated with Haas Wheat were elected by our stockholders as a simple majority of our Board of Directors.

      Since 1992, we have acquired a number of leading consumer products brands and companies, including:

      o In December 1992, we acquired 22% of the company that made BANANA BOAT sun and skin care products. Subsequently, in October 1995, we acquired the remaining 78% of the company, giving us 100% ownership of this business. This brand has grown to become the number two brand (based on dollar market share) in the sun care category.

      o In February 1995, we acquired the WOOLITE rug and upholstery cleaning products business, the number two brand in this category. We purchased the rights for the United States and Canada.

      o In January 1998, we acquired Personal Care Holdings, Inc. ("PCH"), Carewell Industries, Inc. ("Carewell"), and the BINKY pacifier business ("BINKY").

            >> We acquired PCH for approximately $91.0 million in cash and approximately 9.3 million shares of our common stock. PCH manufactured and marketed a number of leading consumer product brands, including:

                  o WET ONES-pre-moistened towelettes, the number one brand in the hands/face towlettes category,

                  o OGILVIE-home permanent products, the number one brand in the home permanents category,

                  o BINACA-breath spray and drops, the number two brand in the spray and drops breath fresheners category,

                  o MR. BUBBLE-children's bubble bath products, the number two brand in the bath additives category,

                  o     CHUBS-baby wipes,

                  o     DIAPARENE-infant care products,

                  o     TUSSY-deodorant,

                  o     DOROTHY GRAY-skin care products, and

                  o     BETTER OFF-depilatories.

            >> We acquired Carewell for approximately $9.2 million. Carewell manufactured and marketed certain value-priced oral care products, including DENTAX toothbrushes, toothpaste, and dental floss.

            >> We acquired BINKY for approximately $1.7 million. BINKY manufactured and marketed BINKY pacifiers.

      o In January 1999, we acquired the DIAPER GENIE business for approximately $72.0 million in cash and $50.0 million principal amount of 6% convertible notes. DIAPER GENIE is the market leading diaper disposal system.

      o In June 1999, we acquired the BABY MAGIC brand for approximately $90.0 million. BABY MAGIC sells infant related bath, lotion, shampoo, oil and powder products. BABY MAGIC is the number two brand in the baby care category. We purchased the rights for the United States and Canada.

B. EXECUTIVE OFFICERS OF REGISTRANT

      Listed below are our executive officers and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company. Ages and positions are shown as of March 15, 2000.

NAME                         AGE     POSITION

Michael R. Gallagher         54      Chief Executive Officer and Director
Glenn A. Forbes              49      Executive Vice President and Chief
                                       Financial Officer
Richard G. Powers            54      President, Personal Products Division
Max R. Recone                44      President, Consumer Products Division
James S. Cook                48      Senior Vice President, Operations
Irwin S. Butensky, Ph.D.     64      Senior Vice President, Biomedical and
                                       Administrative Services
Paul A. Siracusa, Ph.D.      43      Senior Vice President, Research and
                                       Development
John D. Leahy                46      Senior Vice President, Corporate Sales
                                       / International
Paul E. Yestrumskas          48      Vice President, General Counsel and
                                       Secretary

      MICHAEL R. GALLAGHER has been Chief Executive Officer and a Director since 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC ("R&C") (a consumer products company) from 1994 to 1995. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994. From 1984 to 1988, Mr. Gallagher held various executive positions with the Lehn & Fink Group of Sterling Drug. From 1982 to 1984, he was Corporate Vice President and General Manager of the Household Products Division of the Clorox Company ("Clorox"). Prior to that, Mr. Gallagher had various marketing and general management assignments with Clorox and with the Procter & Gamble Company ("P&G"). Presently he serves as a director of Allergan, Inc. and the Grocery Manufacturers Association.

      GLENN A. FORBES has been Executive Vice President and Chief Financial Officer since March 2000. He has served the Company for the past 28 years in various finance and accounting positions, including Vice President, Finance from 1988 to 2000.

      RICHARD G. POWERS has been President, Personal Products Division since 1996. Prior to joining us, Mr. Powers was President of R&C's North American Personal Products Division. From 1992 to 1995, he was Vice President of Sales for R&C, and from 1990 to 1992 he was Vice President of Marketing for R&C's Durkee-French Foods Division. From 1973 to 1990, Mr. Powers held various positions in marketing and general management at General Foods Corp.

      MAX R. RECONE has been President, Consumer Products Division since 1996. From 1995 to 1996, he was Vice President and Business Manager for our Sun Care, Hair Care and Household Products brands. From 1993 to 1995, he served as Vice President-Banana Boat. From 1992 to 1993, he was our Vice President of Sales. From 1990 to 1992, Mr. Recone served as Vice President/General Manager of our Canadian subsidiary.

      JAMES S. COOK has been Senior Vice President, Operations since 1991. From 1990 to 1991, he was our Vice President of Dover Operations. From 1988 to 1990, he was our Vice President of Distribution, Logistics & Management Information Systems. From 1982 to 1988, Mr. Cook held various senior level positions in manufacturing and distribution with us. From 1974 to 1982, he held various manufacturing and engineering positions at P&G.

      IRWIN S. BUTENSKY, PH.D. has been Senior Vice President, Biomedical and Administrative Services since January 1999. From 1990 to 1999, he was our Senior Vice President Research and Development. From 1979 to 1990, he was our Vice President of Research & Development. From 1967 to 1979, Dr. Butensky held several senior technical positions at Richardson-Vicks, Inc., his last being Director of Dermatology Research.

      PAUL A SIRACUSA, PH.D. has been Senior Vice President, Research and Development since March 2000. From 1997 to March 2000, he was Senior Vice President Research and Development for R&C. From 1995 to 1997, he was Divisional Vice President of Research & Development, North America for R&C. From 1992 to 1995, he was Director of Technology for the Lehn & Fink Group of Sterling Drug. Prior to that, he held various Research and Development positions with Henkel Corporation, International Flavors and Fragrances, and Union Carbide Corporation.

      JOHN D. LEAHY has been Senior Vice President, Corporate Sales / International since 1998. From 1996 until 1998, he was our Vice President of Corporate Sales / International. From 1993 to 1996, he was our Vice President of Sales. From 1982 to 1993, Mr. Leahy held various sales positions with us.

      PAUL E. YESTRUMSKAS has been Vice President, General Counsel and Secretary since December 1995. Prior to joining us, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Mr. Yestrumskas was Assistant General Counsel of Hubbell, Inc. from 1988 to 1991 and Senior Counsel and Director of Government Relations at Timex Corporation from 1981 to 1988.

C. GENERAL

      We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products, including:

      o     PLAYTEX Infant Care products,

      o     PLAYTEX Feminine Care products,

      o     BANANA BOAT Sun Care products,

      o     PLAYTEX Gloves, and

      o     WOOLITE rug and upholstery cleaning products.

      As a result of the acquisitions in 1998 and 1999, we added a number of widely-recognized branded consumer products to further strengthen and diversify our product line, including:

      o     CHUBS baby wipes,

      o     WET ONES pre-moistened towelettes,

      o     BINKY pacifiers,

      o     MR. BUBBLE children's bubble bath products,

      o     BINACA breath spray and drops,

      o     OGILVIE home permanent products,

      o     DENTAX oral care products,

      o     DIAPER GENIE diaper pails, and

      o     BABY MAGIC lotion, shampoo, oil, and powder products.

      Our net sales for each of the past three fiscal years ended 1999, 1998, and 1997 are provided based on our divisional structure. The results for 1999 and 1998 include the results of the acquired brands since the date of their acquisition by us. We acquired the BABY MAGIC business on June 30, 1999, the DIAPER GENIE business on January 29, 1999, Personal Care Holdings Inc., on January 28, 1998, the BINKY pacifier business on January 26, 1998, and Carewell Industries Inc., on January 6, 1998 (dollars in millions):

                                                                                                   TWELVE MONTHS ENDED
                                                                                      ----------------------------------------------
                                                                                       DECEMBER 25,    DECEMBER 26,     DECEMBER 27,
PRODUCT LINE                                      1999 PRINCIPAL BRAND NAMES               1999            1998             1997
------------                                      --------------------------          ------------     ------------     ------------
Personal Products Division:
   Infant Care.................................   PLAYTEX, CHUBS, WET ONES,
                                                      BINKY, MR. BUBBLE,
                                                      DIAPER GENIE, BABY MAGIC           $   269.0        $  197.5        $   107.1
   Feminine Care...............................   PLAYTEX                                    224.1           198.0            170.0
                                                                                         ---------        --------        ---------
     Total Personal Products Division..........                                              493.1           395.5            277.1
Consumer Products Division:
   Sun Care....................................   BANANA BOAT, BIOSUN                        103.6            88.0             84.5
   Household Products..........................   PLAYTEX, WOOLITE                            56.5            58.3             51.6
   Personal Grooming...........................   OGILVIE, TUSSY, BINACA, TEK,
                                                      DENTAX                                  52.0            53.2             19.6
                                                                                         ---------        --------        ---------
     Total Consumer Products Division..........                                              212.1           199.5            155.7
International and Other Division...............                                               82.5            74.6             67.8
                                                                                         ---------        --------        ---------
       Total ..................................                                          $   787.7        $  669.6        $   500.6
                                                                                         =========        ========        =========

      In 1999, approximately 89% of our sales came from products in which we held the number one or two market share position.

D. BUSINESS SEGMENTS AND PRODUCT LINES

      We are organized in three divisions, which allows us to focus more effectively on individual product lines, category management initiatives, and the efficient integration of acquired brands. Our two largest divisions, the Personal Products Division and the Consumer Products Division, constituted approximately 90% of our consolidated net sales in 1999.

      PERSONAL PRODUCTS DIVISION--The Personal Products Division accounted for approximately 63%, 59%, and 55% of our consolidated net sales for each of the past three fiscal years ended 1999, 1998, and 1997. This Division includes Feminine Care and Infant Care products sold in the United States (excluding Puerto Rico). The Infant Care product category includes:

      o     PLAYTEX disposable nurser system, cups and reusable hard bottles,

      o     WET ONES hand and face towelettes,

      o     BABY MAGIC bath, oil, lotion and powders,

      o     BINKY pacifiers,

      o     MR. BUBBLE children's bubble bath,

      o     CHUBS baby wipes,

      o     DIAPARENE infant care products, and

      o     DIAPER GENIE diaper disposal system.

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE AND SLIMFITS.

      INFANT CARE--Infant Care accounted for approximately 55%, 50%, and 39% of net sales for the Personal Products Division for each of the past three fiscal years ended 1999, 1998, and 1997. As a result of the recent acquisitions, Infant Care has surpassed Feminine Care as our largest product category in terms of net sales.

      Our largest Infant Care business is infant feeding products, in which we held a market leading 42% dollar market share in 1999. We are particularly strong in both the disposable feeding and the infant cup categories with 1999 dollar market shares of 84% and 61%, respectively. In the pre-moistened towelette business, our WET ONES hand and face towelette brand held a 79% dollar market share of the hand and face segment, while our CHUBS baby wipe brand held a 4% dollar market share in 1999.

      The PLAYTEX disposable feeding system, introduced in 1960, was the first disposable system on the market. Since that time, we have provided innovative product improvements as a healthy alternative to breast feeding. In 1996, we introduced our DROP-INS ready formed disposable bottle. Since its introduction in 1996, DROP-INS has steadily increased its market share in the disposable feeding category. In 1999, DROP-INS constituted approximately 31% of total disposable liners used by consumers based on consumption data from the ACNielsen Company.

      In 1994, we introduced the Spill-Proof cup. Sales of the popular 6-ounce version and a larger 9-ounce size have increased our dollar market share in the infant cup category to 61% in 1999 from 29% in 1994. In 1996, we introduced another innovative cup product, the QUICKSTRAW cup, and in late 1997 introduced an insulated version of the QUICKSTRAW cup, the COOLSTRAW cup. Prior to our introduction of the Spill-Proof cup, there was really no distinct market segment for children's cups. The Spill-Proof cup revolutionized this category. The cup category increased in dollar terms from approximately $34 million in 1994 to $103 million in 1999. Our 1999 dollar market share is down approximately 6 percentage points versus 1998. This decline is due to the influx of additional product offerings, many of which are lower priced than ours, as competitors looked to profit on this new category. In response to this competitive threat, we continue to develop new product offerings, introducing in late 1999 a six-color version of our popular Spill-Proof cup and the BIG SIPSTER, a cup targeted at older children.

      We entered the pre-moistened towelette business in early 1998 with the acquisition of WET ONES, the market leader in the hand and face segment of the market. These products are used by parents in applications other than diaper changing, such as cleaning up after meals or traveling away from home. Historically, WET ONES has been offered in both canister and travel pack form, but in 1998, we introduced new individually wrapped towelettes, called WET ONES SINGLES, and another individually wrapped product targeted for children's lunch boxes called LUNCHKINS. WET ONES is the leader in the hands and face towelette segment with a 79% dollar market share in 1999.

      We also entered the baby wipe business in early 1998 with the acquisition of the CHUBS and DIAPARENE brands. Our initial focus has been on improving product quality and consumer appeal including softer, quilted material and greater refill count sizes.

      Our acquisitions of the MR. BUBBLE children's bubble bath business and the BINKY pacifier business provide us with new platforms for leveraging strong Infant Care brands into new avenues for growth. MR. BUBBLE commands an 86% brand awareness level among consumers and, similarly, we believe the BINKY trademark is particularly well known among parents and is well suited for further growth through product line extensions, better retail merchandising and more innovative forms of consumer marketing.

      Through our recent acquisitions of the DIAPER GENIE business and the BABY MAGIC brand, we have added two premium brands and expanded the growth potential of our Infant Care category. DIAPER GENIE dominates the diaper disposal market with a 94% dollar market share in 1999. The DIAPER GENIE business is comprised of two segments:

      o     DIAPER GENIE diaper pail unit, and

      o     DIAPER GENIE liner refills, the largest component of the business.

The diaper pail unit individually seals diapers in an odor-proof, germ-proof chain. The unit uses our proprietary refill liners. A supply of liners lasts approximately one month. A large percentage of the diaper pail units are given to expectant mothers as gifts. This provides a unique opportunity to begin cross-marketing our entire line of infant care products before the baby arrives. BABY MAGIC occupies the number two position among the branded products in the U.S. baby care category (defined as lotions, shampoos, powders, bath products, oils and gift packs), with an especially strong position in the bath and lotion segments.

      Our carefully designed message of quality for our infant care business, health and convenience is delivered in a variety of ways including a professional sampling and advertising program targeting pediatricians and pediatric nurses. Programs directed to new mothers include distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals and at home.

      FEMININE CARE--PLAYTEX tampons accounted for approximately 45%, 50%, and 61% of net sales for the Personal Products Division for each of the past three fiscal years ended 1999, 1998, and 1997. As a result of the recent acquisitions, Feminine Care represents a smaller portion of the Personal Products Division in terms of net sales compared to recent years. For over 20 years, our tampons have been the second largest selling tampon brand in the United States, and the leader in the plastic applicator and deodorant segments.

      Tampons represented approximately 40% of the U.S. feminine sanitary protection market in 1999 and accounted for approximately $860.0 million in retail sales. In 1999, the tampon market grew 4% in dollar terms versus 5% in both 1998 and 1997. Our research indicates that brand loyalty rates in the tampon category are high relative to other consumer product categories. The research further suggests that women generally develop brand preferences during their adolescent years and early twenties and are likely to maintain a high degree of brand loyalty over time.

      We have two major product lines in the Feminine Care category: plastic applicator tampons and cardboard applicator tampons. The plastic applicator business represented approximately 85% of our branded domestic tampon business in 1999 and is comprised of two primary product offerings:

      o     GENTLE GLIDE, our original plastic tampon, and

      o     SLIMFITS, developed for the first-time tampon user.

      The SILK GLIDE brand is our line of cardboard applicator tampons. This product line features a rounded-tip cardboard applicator and a unique surface coating that provides the consumer with a quality product in the cardboard applicator segment of the tampon market.

      Our dollar market share of the U.S. tampon market increased to 30% in 1999 from 27% in 1998 and 26% in 1997. This growth in market share is attributable to our consumer marketing strategy, our focus on product innovation, and our category building initiatives which include attracting young first time users and converting feminine protection pad users to tampon users or dual users (i.e. women who use pads and tampons).

      Since 1996, we have gradually focused more of our resources on brand building activities, such as television and print advertising, and less on trade promotional activities. The reduction in special offers to the trade had the effect of destocking inventory balances at both the household and retail level as consumers and retailers had less incentive to build inventory in their pantries or warehouses. This destocking occurred primarily in 1997 and early 1998 and was not an issue for us in 1999. With less focus on special trade offers, our average retail pricing increased approximately 9% since 1997 and our product shipments are now more aligned with consumer consumption.

      Product improvement and innovation have been key components of our recent market share growth. Since the end of 1996, we introduced three innovative feminine care products to the market:

      o     SLIMFITS, developed for young teens,

      o     GENTLE GLIDE Odor Absorbing, and

      o     SILK GLIDE Odor Absorbing.

      The introductions of SLIMFITS in late 1996, GENTLE GLIDE Odor Absorbing in late 1997 and SILK GLIDE Odor Absorbing in late 1998 are examples of our innovative product development and new advertising and promotional strategies. SLIMFITS were developed to appeal to a key segment of the tampon market: young teens. SLIMFITS have a softer and more narrow plastic applicator providing for greater comfort. We believe that SLIMFITS will build our business by encouraging young women to use tampons rather than pads at an earlier age, and by developing brand loyalty for our tampons at a time when lifelong preferences are being formed. GENTLE GLIDE Odor Absorbing tampons and SILK GLIDE Odor Absorbing tampons are plastic and cardboard applicator tampons with an all natural material in the tampons that absorbs odors without the use of a fragrance or deodorant. These products are designed to appeal to a large group of women who are concerned with odor protection yet reluctant to use a fragranced tampon.

      An additional avenue for growth is to convert women who are pad users into tampon users or dual users. We believe this strategy will benefit the tampon category and result in higher sales for our Feminine Care business.

      Our long-term strategy focuses on: (i) consumer-driven brand-building activities such as advertising and product sampling, (ii) product innovation, and (iii) building the tampon category by attracting first time users and converting pad users to tampon users. We believe these initiatives will preserve our brand's premium price position and maximize cash flow from the business.

      CONSUMER PRODUCTS DIVISION--The Consumer Products Division accounted for approximately 27%, 30%, and 31% of our consolidated net sales for each of the past three fiscal years ended 1999, 1998, and 1997. This division includes Sun Care, Household Products, and Personal Grooming products sold in the United States (excluding Puerto Rico). The Sun Care business consists of an extensive line of sun care products marketed under the BANANA BOAT and BIOSUN trade names. The Household Products category includes PLAYTEX Gloves and WOOLITE rug and upholstery cleaning products. Our Personal Grooming product lines consist of:

      o     BINACA breath spray and drops,

      o     OGILVIE at-home permanents,

      o     DENTAX oral care products,

      o     TEK toothbrushes,

      o     DOROTHY GRAY skin care products,

      o     TUSSY deodorant,

      o     BETTER OFF depilatories, and

      o     JHIRMACK hair care products (through May 12, 1999).

On May 12, 1999 we sold the U.S. JHIRMACK business.

      SUN CARE--Our Sun Care product lines accounted for approximately 49%, 44%, and 54% of net sales in the Consumer Products Division for each of the past three fiscal years ended 1999, 1998, and 1997. Our offerings consist of an extensive line of sun care products designed for specific uses, such as sun protection in sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. We also sell a variety of BANANA BOAT skin care products, including sunless tanning lotion, after-sun products, moisturizers and skin treatment formulas containing additives such as vitamin E and aloe vera gel. Our Sun Care products had a 21% dollar market share in 1999, up from 19% in 1998 and 18% in 1997.

      In 1999, the Sun Care category grew 13% in dollar terms versus 3% in 1998 and 12% in 1997. We believe that the lower category growth experienced in 1998 was due to weather related issues, including the effects of El Nino. We believe the growth prospects for the sun care market are favorable as a result of increasing consumer awareness of the need for sunscreen protection and consumers' desire for sun care products targeted towards their specific age and needs.

      For the 2000 season, we launched several new items including COOL COLORZ Foaming Sunblock Lotion, a new product which adds to our existing line of vanishing colored sunblocks with fragrances, and a Hair and Scalp Protector which helps prevent burned scalps and sun damaged hair. In the tanning segment, we added a protective tanning oil SPF 15 with carrot extract, the highest SPF oil available. Also, we launched Thick and Rich Dark Tanning Oil with no SPF which has a formula that reduces the messiness experienced with most oils.

      We focus on a number of different distribution outlets to deliver our Sun Care products to the consumer. BANANA BOAT is particularly strong with mass merchandisers among whom the brand held a 24% dollar market share for 1999. Another valuable part of the focused sales effort for Sun Care products is the use of more than 35 vans to call on key outlets in the southern and coastal areas of the country. This ensures product availability and selection in the key locations during the prime sun care buying season. The van operators manage product inventory at the store level, invoice customers and transmit key marketing data to us through a network of hand-held computers. This technology and the information it supplies provides us with a competitive advantage relative to our smaller competitors.

      Industry convention and the seasonal nature of the sun care business require that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the season. To better reflect the impact of potential returns, we provide for estimated returns in our reported operating results as sales are made throughout the year. As mentioned previously, weather patterns also impact the success of the sun care season.

      HOUSEHOLD PRODUCTS--We compete in two product lines of the Household Products category: household gloves and rug and upholstery cleaning products. These products accounted for approximately 27%, 29%, and 33% of net sales in the Consumer Products Division for each of the past three fiscal years ended 1999, 1998, and 1997.

      Since we introduced the first household latex glove in the U.S. in 1954, PLAYTEX gloves have held the number one market share. Our leading dollar market share of this category has been maintained at approximately 34% for the last three years. Our nationally recognized brand name, based upon our reputation for superior quality, durability and protection, provides a strong competitive advantage as our primary competition is from private label and regional brands. The rubber glove category had retail sales of approximately $113.0 million in 1999. Growth in the category is primarily in the disposable segment. In late 1997, we launched PLAYTEX Home Health Care Disposable Gloves to participate in the fastest growing part of the category.

      WOOLITE is the number two rug and upholstery cleaning product in the United States with a 20% dollar market share in 1999. Since acquiring the brand in 1995, we have introduced a number of new products and product enhancements, including:

      o     new distinctive packaging,

      o     an improved Pet Stain spray in 1996,

      o     a new foam Pet Carpet Cleaner in early 1997, and

      o     a new liquid carpet cleaning product called STAIN SOLUTIONS in early
            1998.

      PERSONAL GROOMING--Personal Grooming contributed approximately 24%, 27%, and 13% of net sales in the Consumer Products Division for each of the past three fiscal years ended 1999, 1998, and 1997. In January 1998, we added the following brands to our Personal Grooming portfolio as a result of the acquisition of PCH and Carewell:

      o     OGILVIE home hair permanents,

      o     BINACA breath freshener products,

      o     DENTAX oral care products,

      o     TUSSY deodorants,

      o     DOROTHY GRAY skin care products, and

      o     BETTER OFF depilatories.

Prior to January 1998, our Personal Grooming business consisted of JHIRMACK hair care products and TEK toothbrushes. On May 12, 1999, we sold the U.S. JHIRMACK hair care products business to a third party.

      Our OGILVIE brand is the market leader of the $40.0 million market for at home permanents and straighteners with a 58% dollar market share in 1999. Because this category has declined at an annual rate of approximately 10% per year since 1992 (11% in 1999), our strategy is to more aggressively consolidate the market behind our market leadership position and to prudently extend the well known OGILVIE brand into closely related hair care categories. In 1999, as an example, we successfully launched OGILVIE Straightener, which removes the curl from permed hair, controls the curl from naturally curly hair, and delivers smooth texture to hair. As a result of the early success of OGILVIE Straightener, we see indications of a slowdown in the decline in the home permanents/straightener category.

      Our BINACA brand of breath fresheners is also a well known brand. It is a leader in the drop & spray segment of the market with a 41% dollar market share in 1999. Our research indicates that BINACA has the highest brand awareness among breath freshener users, and we believe this brand equity can provide a platform for future growth initiatives. In 1999, efforts to improve front-end store distribution were launched. In addition, we introduced a new product, FAST BLAST. These two initiatives resulted in improved dollar market share for Binaca, up five percentage points versus 1998.

      We also compete in the value-priced end of the toothbrush business with our TEK and DENTAX brands of toothbrushes.

      INTERNATIONAL AND OTHER DIVISION--The International and Other Division constituted 10% of our consolidated net sales for the year ended December 25, 1999. The International and Other Division includes export sales, sales by our Canadian subsidiary, sales in Puerto Rico and sales of private label tampons. The International and Other Division sells the same products as available to our U.S. customers.

E. MARKETING

      We allocate a significant portion of our revenues to the advertising and promotion of our products. Our advertising and promotion expenditures for the past three years were (in thousands):

                                                       TWELVE MONTHS ENDED
                                        ------------------------------------------------
                                        DECEMBER 25,      DECEMBER 26,      DECEMBER 27,
                                            1999              1998              1997
                                        ------------      ------------      ------------
Total advertising and promotion........  $   168,878       $   145,379      $   114,279
   As a % of net sales.................         21.4%            21.7%             22.8%

      Since 1996, we have gradually shifted a greater percentage of our advertising and promotion budget to brand-building activities, such as advertising and sampling programs, and have decreased price-oriented promotional trade activities. This has had the effect of reducing inventory balances at the trade level in 1997 and early 1998 and better aligning our shipments to the trade with consumer's purchases of our products.

      It is our opinion that we are accountable for, and will benefit from, the building and development of the product categories in which we compete. As a result, we are aggressively developing category management programs-the process of working with our retailers to increase product category sales and profitability through analysis of consumer buying habits and improved merchandising techniques.

F. COMPETITION

      The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

      Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources and less debt than we do.

      We believe that the market for consumer packaged goods is very competitive and may intensify in the future. Competitive pressures on our products may result from:

      o     new product initiatives,

      o     higher spending for advertising and promotion, and

      o     continued activity in the private label sector.

G. REGULATION

      Government regulation has not materially restricted or impeded our operations. Certain of our products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. We are also subject to regulation by the Federal Trade Commission with respect to the content of our advertising, our trade practices and other matters. We are subject to regulation by the United States Food and Drug Administration in connection with our manufacture and sale of tampons.

H. DISTRIBUTION

      We sell our products using approximately 170 direct sales personnel, independent food brokers and exclusive distributors. Independent brokers supplement the direct sales force in the food class of trade, by providing more effective coverage at the store level. For the twelve months ended December 25, 1999 and December 26, 1998, our net sales were distributed to the following classes of trade:

                                                 DECEMBER 25,      DECEMBER 26,
Class of Trade                                       1999              1998
--------------                                  -------------     -------------

Mass merchandisers............................        47%               48%
Supermarkets..................................        34%               33%
Drug stores...................................        19%               19%
                                                     ---               ---
    Total.....................................       100%              100%
                                                     ===               ===

      Our field sales force makes sales presentations at the headquarters or home offices of our customers, where applicable, as well as to individual retail outlets. The sales representatives focus their efforts on selling our products, providing services to our customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays, obtaining temporary retail price reductions from the retailer, and coordinating cooperative advertising participation.

      We use four third-party distribution centers to ship the majority of our products to customers. These distribution centers are geographically located to maximize our ability to service our customers.

I. RESEARCH AND DEVELOPMENT

      In March 1999, we moved our research and development group into a new state-of-the-art technical center in Allendale, New Jersey. Prior to March 1999, we maintained our research and development program in Paramus, New Jersey. Approximately 70 employees are engaged in these programs, for which expenditures were $10.1 million, $8.4 million and $8.0 million in 1999, 1998 and 1997, respectively.

      The primary focus of our research and development group is to design and develop new and improved products that address our customers' wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing, as well as, safety and regulatory support to all of our businesses.

J. TRADEMARKS AND PATENTS

      We have proprietary rights to a number of trademarks important to our businesses, such as: BABY MAGIC, BANANA BOAT, BINACA, BINKY, BIOSUN, CHUBS, COOL COLORZ, COOLSTRAW, DIAPARENE, DIAPER GENIE, DENTAX, DOROTHY GRAY, DROP-INS, GENTLE GLIDE, HANDSAVER, MOST LIKE MOTHER, MR. BUBBLE, NATURAL ACTION, OGILVIE, QUICKSTRAW, QUIK BLOK, SAFE'N SURE, SILK GLIDE, SIPEASE, SLIMFITS, TAN EXPRESS, TEK, TUSSY, and WET ONES. The PLAYTEX and LIVING trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. Along with Apparel, we have a license from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis. Apparel's license is for apparel and apparel-related products, and our license is for all other products. In all other countries, Apparel retains title to the PLAYTEX and LIVING trademarks. We have a perpetual, royalty-free license to use such trademarks for all products other than apparel products in all other countries. We also own a royalty-free license in perpetuity to use the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

      We also own various patents related to certain products and their method of manufacture, including patents for: cardboard and plastic applicators for tampons, special over wrap for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulation, carpet cleaning compositions, various containers for liquid and moist wipes products, including special containers for children's bubble bath.

      The patents expire at varying times, ranging from 2002 to 2019. We also have pending patent applications for various products and methods of manufacture relating to our tampons, infant feeding and sun care businesses. While we consider our patents to be important to our business, we believe that the success of our products is more dependent upon the quality of these products and the effectiveness of our marketing programs. No single patent is material to our business.

K. RAW MATERIALS AND SUPPLIERS

      The principal raw materials used in the manufacture of our products are synthetic fibers, resin-based plastics and other chemicals and certain natural materials, all of which are normally readily available. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no shortage of any materials is currently anticipated.

L. CUSTOMERS AND BACKLOG

      No single customer or affiliated group of customers, except Wal-Mart Stores, Inc., represented over 10% of our net sales in 1999, 1998, and 1997. Our next three largest customers represented in total approximately 15% of our total consolidated net sales in 1999 compared to approximately 14% in both 1998 and 1997 (See Note 16 of Notes to Consolidated Financial Statements). In accordance with industry practice, we grant credit to our customers at the time of purchase. In addition, we may grant extended payment terms to new customers and for the initial sales of introductory products and product line extensions. We also may grant extended terms on our Sun Care products due to industry convention and the seasonal nature of this business.

      Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. Sun care retailers have the right to return any product that has not been sold by the end of the Sun Care season, which is normal practice in the sun care industry. We generally receive returns of our Sun Care products from September through March following the summer season. We reduce our Sun Care sales and increase accrued liabilities for these returns throughout the year based on management's estimates of these returns as a percent of Sun Care products sold. Refunds made to our customers for returned Sun Care products subsequently reduce accrued liabilities.

      Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. EMPLOYEES AND LABOR RELATIONS

      Our worldwide workforce consisted of approximately 2,140 employees as of December 25, 1999, of whom approximately 165 were located outside the United States, primarily in Canada. Of the United States facilities, only the operation at Watervliet, New York has union representation; it is organized by The Brush Workers Union Local No. 20466 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered approximately 200 workers at December 25, 1999 and expires on June 24, 2000. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated.

N. ENVIRONMENTAL

      We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year.

ITEM 2. PROPERTIES

      Our principal executive office is located at 300 Nyala Farms Road, Westport, Connecticut 06880 and is occupied pursuant to a lease which expires in 2005. Our principal manufacturing and distribution facilities are located in:

      o     Dover, Delaware,

      o     Sidney and Streetsboro, Ohio,

      o     Watervliet, New York, and

      o     Arnprior and Malton, Canada.

We maintain a research and development facility in Allendale, New Jersey. This facility is leased for a term of 15 years with two five-year renewal options. We operate two facilities in Canada. We own the Arnprior facility, which is primarily a warehouse and assembly operation, and we lease the Malton facility, which is a warehouse and office site. This lease expires in 2004. The lease on the Montvale, NJ facility, expiring in 2002, was acquired by us in the PCH acquisition and a substantial portion of the facility has been subleased, for the duration of the lease term, to third parties. For 1999, our average utilization rate of manufacturing capacity was an estimated 81%.

      The following table lists our principal properties as of December 25, 1999, which are located in seven states, Puerto Rico and Canada:

                                                        NUMBER       ESTIMATED
                                                          OF          SQUARE
                                                      FACILITIES      FOOTAGE
FACILITIES OWNED                                      ----------      -------
  MANUFACTURING/OFFICE/DISTRIBUTION/WAREHOUSE
    Dover, DE.......................................       3          710,000
    Streetsboro, OH.................................       1          176,700
    Watervliet, NY..................................       1          159,600
    Arnprior, Canada................................       1           91,800
    Sidney, OH......................................       1           54,400
FACILITIES LEASED
  OFFICE/DISTRIBUTION/WAREHOUSE
    Dover, DE.......................................       4          351,100
    Sidney, OH......................................       2          216,800
    Malton, Canada..................................       1           72,800
    Westport, CT....................................       1           63,100
    Allendale, NJ...................................       1           43,500
    Montvale, NJ....................................       1           19,500
    Guaynabo, PR....................................       1           15,700
    Orlando, FL.....................................       1           10,400
    Spokane, WA.....................................       1            8,400

ITEM 3. LEGAL PROCEEDINGS

      Beginning in 1980, published studies reported a statistical association between tampons use and Toxic Shock Syndrome ("TSS"), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to our tampons. As of the end of February 2000, there were approximately 7 pending claims. Additional claims, however, may be asserted in the future. For TSS claims filed from October 1, 1985 until

November 30, 1995, we are self-insured and bear the costs of defending those claims, including settlements and trials. Effective December 1, 1995, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence / $4.0 million in total, on claims occurring on or after December 1, 1995.

      The incidence rate of menstrually-associated TSS has declined significantly over the years. The number of confirmed menstrually-related TSS cases peaked in 1980 at 814, with 38 deaths. At that time, the United States Center for Disease Control found that 71% of women who developed the condition had been using a new brand of tampons. That brand of product was removed from the market and The Food and Drug Administration proposed regulations, which required all tampon manufacturers to provide TSS warnings on their labeling. In 1981, the incidence of menstrually-related TSS was reported to be 470, with 13 deaths. It has continued to fall since then. The latest data we have from the Center for Disease Control and Prevention confirms five menstrually-related TSS cases and no deaths in 1997.

      We believe that there are no claims or litigation pending against us, including the TSS cases, which would have a materially adverse effect on us. This assessment is based on:

      o     our experience with TSS cases,

      o     our evaluation of the 7 pending claims,

      o     the reported decline in the incidence of menstrually-associated TSS,

      o the federally mandated warnings about TSS on and in our tampon packages, and

      o development of case law upholding the adequacy of tampon warnings which comply with federally mandated TSS warnings.

      We have joined the PRP Group with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. Based on the information currently available to us, the nature and quantity of material deposited by us and the number of other entities in the PRP Group which are expected to share in the costs and expenses, we do not believe that our costs will be material. We will share equally with Apparel all expenses and costs associated with our involvement with this site.

      On August 13, 1998, we filed an action in the United States District Court, District of Delaware seeking, among other things, a judgment declaring that the United States Patent No. 5,747,011 (the " '011 patent"), related to a "sunscreen with disappearing color indicator," and held by Schering-Plough HealthCare Products, Inc. ("S-P HealthCare"), as assigned, is invalid. On September 8, 1998, S-P HealthCare answered our complaint denying its material allegations, and asserted a counterclaim against us for infringement of the '011 patent, seeking unspecified damages and injunctive relief.

      The court decided in our favor in the patent dispute with Schering-Plough HealthCare Products, Inc. regarding "sunscreen with disappearing color indicator." The Schering-Plough patent was declared invalid. Schering-Plough applealed that decision to the Federal Circuit Court in Washington DC, which upheld the lower court's decision in March 2000. In an unrelated matter, IPA, an investment partnership which owns patents, recently brought an action against us in Federal Court in Texas alleging that the BANANA BOAT colored sunscreen products infringes its patents. We have asked the Texas court to transfer the case to Delaware in light of the delaware decision in the Schering-Plough case.

      We are a defendant in various other legal proceedings, claims and investigations that arise in the normal course of business. In our opinion, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      We have two classes of authorized stock:

      o Common Stock, par value $.01 per share, 293 holders of record, authorized 100,000,000 shares, issued and outstanding 60,761,329 shares at March 15, 2000, and

      o Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 15, 2000.

Our common stock is traded on the New York Stock Exchange under the symbol "PYX". No cash dividends have ever been paid on our stock, and we are restricted from paying dividends by the terms of our debt agreements (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Note 7 of Notes to Consolidated Financial Statements).

      The following table lists the high and low sale price per share of our stock during the fiscal years ended December 25, 1999 and December 26, 1998 as reported by the New York Stock Exchange-Composite Transactions:

                                   First      Second       Third     Fourth
                                  Quarter     Quarter     Quarter    Quarter
                                  -------     -------     -------    -------
Fiscal 1999
High...........................   $ 17 1/8    $ 17        $ 16 5/8   $ 15 1/8
Low............................   $ 13 1/2    $ 14        $ 13 1/16  $ 11 1/2

Fiscal 1998
High...........................   $ 14 15/16  $ 17        $ 17 1/8   $ 16 3/4
Low............................   $  9 7/16   $ 13 5/16   $ 10 1/8   $ 12 1/4

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item appears on page F-3 of this Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appears on pages F-4 to F-13 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts which intentionally increase our underlying interest rate exposure. At December 25, 1999, our total indebtedness consisted of $560.0 million in fixed rate debt and $427.9 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. This swap agreement is for a four-year period and may be cancelled by the other party after July 23, 2000 upon two days' written notice to us. Based on our interest rate exposure at December 25, 1999, a 1% increase in interest rates would result in an estimated $3.3 million of additional interest expense on an annualized basis. (See Note 7 of Notes to Consolidated Financial Statements and Note 17 of Notes to Consolidated Financial Statements, which appear on pages F-26 to F-28 and on pages F-37 to F-38, respectively, of this Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-14 to F-53. The Independent Auditors' Report and the Report of Management, dated January 27, 2000, are filed as part of this Form 10-K and can be found on pages F-54 and F-55, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The information called for by these items (except for the information regarding our executive officers) is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders. The information regarding our executive officers called for by Item 401 of Regulation S-K can be found in
Item I(b) on pages 7 to 8 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (A) FINANCIAL STATEMENTS

      (A) (1) Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-14 to F-53. The Independent Auditors' Report, dated January 27, 2000, is on page F-54 of this Form 10-K.

      (A) (2) FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule-Schedule II-Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page 22.

      All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

      (A) (3) EXHIBITS

      Exhibit 10(c)(1)-First Amendment to the Consulting Agreement between
                       Playtex Products, Inc., and Joel E. Smilow.
      Exhibit 12(a)   -Statement re-computation of ratios.
      Exhibit 21(a)   -Subsidiaries of Playtex.
      Exhibit 23      -Consent of KPMG LLP.

      See Exhibit Index on Pages X-1 to X-8.

   (B) REPORTS ON FORM 8-K

      None

                             PLAYTEX PRODUCTS, INC.

              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
TWELVE MONTHS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
                                 (In thousands)

                                            BALANCE AT      ADDITIONS      NET ADDITIONS                         BALANCE
                                             BEGINNING     CHARGED TO     RESULTING FROM                         AT END
                                             OF PERIOD       INCOME        ACQUISITIONS      DEDUCTIONS(1)      OF PERIOD
                                            ----------     ----------     --------------     -------------      ---------
Receivables:
   Allowance for doubtful accounts
December 27, 1997........................    $  (1,758)      $  (64)             --              $  153       $  (1,669)
December 26, 1998........................    $  (1,669)      $ (243)        $  (568)             $  385       $  (2,095)
December 25, 1999........................    $  (2,095)      $ (675)        $  (167)             $  645       $  (2,292)

----------
(1)   Represent accounts written-off.

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

                                          PLAYTEX PRODUCTS, INC.


                                          BY:     /S/ MICHAEL R. GALLAGHER
                                              ----------------------------
                                                    MICHAEL R. GALLAGHER
                                                   CHIEF EXECUTIVE OFFICER

March 23, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 23rd day of March, 2000.

         SIGNATURES                               TITLE
-----------------------------      -------------------------------------------

    /S/ ROBERT B. HAAS
-----------------------------
       Robert B. Haas              Chairman of the Board and Director

  /S/ MICHAEL R. GALLAGHER
-----------------------------
    Michael R. Gallagher           Chief Executive Officer and Director
                                   (Principal Executive Officer)

    /S/ GLENN A. FORBES
-----------------------------      Executive Vice President and Chief
      Glenn A. Forbes              Financial Officer (Principal Financial and
                                   Accounting Officer)

    /S/ RICHARD C. BLUM
-----------------------------
       Richard C. Blum             Director

    /S/ MICHAEL R. EISENSON
-----------------------------
     Michael R. Eisenson           Director

    /S/ TIMOTHY O. FISHER
-----------------------------
      Timothy O. Fisher            Director


-----------------------------
      C. Ann Merrifield            Director

   /S/ JEFFREY W. UBBEN
-----------------------------
      Jeffrey W. Ubben             Director

   /S/ WYCHE H. WALTON
-----------------------------
       Wyche H. Walton             Director


-----------------------------
      Douglas D. Wheat             Director


-----------------------------
      Kenneth F. Yontz             Director

                             PLAYTEX PRODUCTS, INC.

                       1999 ANNUAL REPORT TO STOCKHOLDERS

                             PLAYTEX PRODUCTS, INC.
                       1999 ANNUAL REPORT TO STOCKHOLDERS

                                      INDEX

                                                                      PAGE(S)
                                                                    ------------

PART I--FINANCIAL INFORMATION

Selected Financial Data............................................ F-3

Management's Discussion and Analysis of Financial Condition
  and Results of Operations........................................ F-4 to F-13

Consolidated Financial Statements.................................. F-14 to F-17

Notes to Consolidated Financial Statements......................... F-18 to F-53

PART II--OTHER INFORMATION

Independent Auditors' Report....................................... F-54

Report of Management............................................... F-55

Other Information.................................................. F-56 to F-57

                             PLAYTEX PRODUCTS, INC.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                TWELVE MONTHS ENDED
                                                    ----------------------------------------------------------------------------
                                                    DECEMBER 25,    DECEMBER 26,    DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                                        1999           1998            1997             1996            1995
                                                    ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
    Net sales .................................     $   787,711     $   669,613     $   500,632      $   498,742    $   483,581
    Gross profit ..............................         456,469         392,058         304,652          306,230        295,452
    Operating expenses, excluding
       amortization of intangibles ............         280,176         243,288         192,056          194,184        195,457
    Amortization of intangibles ...............          21,064          17,336          12,894           12,846         11,268
    Write-off of intangible assets ............              --              --              --               --          6,441
    Operating earnings ........................         155,229         131,434          99,702           99,200         82,286
    Interest expense, net .....................          78,961          71,518          64,470           64,860         71,361
    Net earnings (loss) .......................     $    44,071     $    34,230     $    14,653(1)   $    18,199    $    (5,161)(2)
    Net earnings (loss) per share:
       Basic ..................................     $       .73     $       .58     $       .29      $       .36    $      (.12)
       Diluted ................................     $       .72     $       .57     $       .29      $       .36    $      (.12)
    Net earnings before extraordinary loss ....     $    44,071     $    34,230     $    18,731      $    18,199    $     2,774
    Net earnings per share before
       extraordinary loss:
       Basic ..................................     $       .73     $       .58     $       .37      $       .36    $       .07
       Diluted ................................     $       .72     $       .57     $       .37      $       .36    $       .07
    Weighted average common shares outstanding:
       Basic ..................................          60,481          59,486          50,923           50,883         42,309
       Diluted ................................          62,553          60,411          51,006           50,939         42,342
BALANCE SHEET DATA (AT PERIOD END):
    Working capital ...........................     $    92,006     $    78,548     $    56,402      $     6,522    $    28,637
    Total assets ..............................       1,148,652         899,221         652,558          660,331        682,861
    Total long-term debt, excluding due to
       related party ..........................         987,876         811,750         737,800          739,700        790,050
    Stockholders' equity (deficit) ............     $   (94,868)    $  (140,975)    $  (268,063)     $  (282,727)   $  (300,976)

----------
(1) Includes an extraordinary loss of $4.1 million (net of $2.3 million of income tax benefit) from the early payoff of debt in connection with our debt refinancing. (See Note 12 of Notes to Consolidated Financial Statements).

(2) Includes an extraordinary loss of $7.9 million (net of $5.2 million of income tax benefit) from the early payoff of our senior debt.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes, presented on pages F-14 through F-53.

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

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

      BASIS OF MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are organized in three divisions, which are categorized as business segments in accordance with generally accepted accounting principles.

      Our PERSONAL PRODUCTS DIVISION accounted for 62.6% of our 1999 consolidated net sales. This division includes Infant Care and Feminine Care products sold in the United States (excluding Puerto Rico). The Infant Care product category includes the following brands:

Prior to 1998 Acquisitions
--------------------------

o  disposable nurser system
o  cups and mealtime products
o  reusable hard bottles and
     pacifiers

1998 Acquired Brands
--------------------

o  BINKY pacifiers
o  MR. BUBBLE children's bubble bath
o  CHUBS baby wipes
o  DIAPARENE infant care products, and
o  WET ONES hand and face towelettes

1999 Acquired Brands
--------------------

o  DIAPER GENIE diaper disposal
     system
o  BABY MAGIC lotions, shampoos,
     powders, bath products, oils
     and gift packs

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE AND SLIMFITS.

      Our CONSUMER PRODUCTS DIVISION accounted for 26.9% of our 1999 consolidated net sales. This division includes Sun Care, Household Products, and Personal Grooming products sold in the United States (excluding Puerto Rico).

      Sun Care                Household Products
      --------                ------------------
      o  BANANA BOAT          o  PLAYTEX Gloves
      o  BIOSUN               o  WOOLITE rug and upholstery cleaning products

Our Personal Grooming business includes:

         Prior to 1998 Acquisitions      1998 Acquired Brands
         --------------------------      --------------------
      o  JHIRMACK hair care products     o  BETTER OFF depilatories
      o  TEK toothbrushes                o  BINACA breath spray and drops
                                         o  DENTAX oral care products
                                         o  DOROTHY GRAY skin care products
                                         o  OGILVIE at-home permanents, and
                                         o  TUSSY deodorant

      In May 1999, we sold our U.S. JHIRMACK business.

Our INTERNATIONAL AND OTHER DIVISION accounted for 10.5% of our 1999 consolidated net sales and includes:

      o     export sales,
      o     sales in Puerto Rico,
      o     sales by our Canadian and Australian subsidiaries, and
      o     sales of private label tampons.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The International and Other Division sells the same products as available to our U.S. customers. In May 1999, we sold our International JHIRMACK business, excluding the Canadian business.

      Our net sales for each of the past three fiscal years ended 1999, 1998, and 1997 are provided based on our divisional structure. The results for 1999 and 1998 include the results of the acquired brands since the date of their acquisition by us. We acquired the BABY MAGIC business on June 30, 1999, the DIAPER GENIE business on January 29, 1999, Personal Care Holdings Inc., on January 28, 1998, the BINKY pacifier business on January 26, 1998, and Carewell Industries Inc., on January 6, 1998 (dollars in millions):

                                                                                                   TWELVE MONTHS ENDED
                                                                                     ----------------------------------------------
                                                                                     DECEMBER 25,     DECEMBER 26,     DECEMBER 27,
PRODUCT LINE                                      1999 PRINCIPAL BRAND NAMES              1999            1998             1997
------------                                      --------------------------         ------------     ------------     ------------
Personal Products Division:
   Infant Care.................................   PLAYTEX, CHUBS, WET ONES,
                                                  BINKY, MR. BUBBLE,
                                                  DIAPER GENIE, BABY MAGIC             $   269.0        $  197.5        $   107.1
   Feminine Care...............................   PLAYTEX                                  224.1           198.0            170.0
                                                                                       ---------        --------        ---------
     Total Personal Products Division..........                                            493.1           395.5            277.1
Consumer Products Division:
   Sun Care....................................   BANANA BOAT, BIOSUN                      103.6            88.0             84.5
   Household Products..........................   PLAYTEX, WOOLITE                          56.5            58.3             51.6
   Personal Grooming...........................   OGILVIE, TUSSY, BINACA, TEK,
                                                  DENTAX                                    52.0            53.2             19.6
                                                                                       ---------        --------        ---------
     Total Consumer Products Division..........                                            212.1           199.5            155.7
International and Other Division...............                                             82.5            74.6             67.8
                                                                                       ---------        --------        ---------
       Total ..................................                                        $   787.7        $  669.6        $   500.6
                                                                                       =========        ========        =========

      We evaluate division performance based on their product contribution excluding general corporate allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by us to evaluate division results. We do not segregate assets, amortization, capital expenditures, or interest income and interest expense to divisions. Although allocated to the divisions, depreciation is not a measurement used by us to evaluate their performance.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents a consolidated view of our results and, where appropriate, also provides insight to key indicators of division performance.

TWELVE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO
  TWELVE MONTHS ENDED DECEMBER 26, 1998

CONSOLIDATED NET SALES--Our consolidated net sales increased 18% to $787.7 million in 1999. Excluding the impact of the 1999 acquisitions and the divested portion of our JHIRMACK business, our consolidated net sales grew by $55.3 million in 1999, or 8%, compared to 1998.

      PERSONAL PRODUCTS DIVISION--Net sales increased 25% to $493.1 million in 1999. Excluding the impact of the 1999 acquisitions, the net sales of the division grew by $31.4 million, or 8%, compared to 1998.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            Net sales of Infant Care products increased 36% to $269.0 million in 1999. Excluding the impact of the 1999 acquisitions, our Infant Care net sales increased by $5.3 million, or 3%, compared to 1998. Our dollar market share of the infant feeding category decreased 0.2 percentage points to 41.9% in 1999. This slight decline comes after a number of years of market share growth, which was at 30% just four years ago. Our 1999 results were negatively affected by competitive pressures in cups, where our dollar market share declined 6.4 percentage points to 60.5% in 1999. Also, to a lesser extent, capacity issues in our DROP-INS disposable feeding product limited sales in 1999 as growth in product demand exceeded available capacity. We added additional DROP-INS capacity late in 1999 by adding an additional manufacturing line. The infant feeding category grew 6.7% in dollars in 1999 versus 1998, and the retail consumption of our products grew 6.3%, slightly below the category.

            Net sales of Feminine Care products increased 13% to $224.1 million in 1999. We experienced dollar market share gains of 2.6 percentage points to 29.6% of the tampon category in 1999. The tampon category, in dollars, grew 4.3% versus 1998, and the retail consumption of our products grew 14.3%. This level of performance is the result of our innovative product development efforts and strong consumer marketing initiatives. We introduced three innovative products to the market:

      o     SLIMFITS developed for young teens in 1996,

      o     GENTLE GLIDE Odor Absorbing in 1997, and

      o     SILK GLIDE Odor Absorbing in 1998.

      The demand for these new products, combined with strong consumer marketing initiatives and the general strength of our branded tampon business, has resulted in the need for additional capacity. We anticipate adding three new machines during 2000. This will increase capacity by an estimated 23% on an annual basis. Also, we expect to add two additional machines in 2001.

CONSUMER PRODUCTS DIVISION--Net sales increased 6% to $212.1 million in 1999. Excluding the impact of the divested portion of our JHIRMACK business, net sales of the division grew by $19.8 million, or 10%, compared to 1998.

            Net sales of Sun Care products increased 18% to $103.6 million in 1999. Our dollar market share increased 1.8 percentage points to 20.6% for 1999. The sun care category, in dollars, grew 12.5% and the retail consumption of our products increased 23.3% compared to 1998. The category growth and the growth in our consumption were due largely to high consumer demand for the BANANA BOAT product, increased consumer awareness of the need for sunscreen protection, and favorable weather across the country during the sun care season. We also benefited from the successful introduction of new BANANA BOAT products in 1999, specifically COOL COLORZ, a colored sunscreen product with disappearing color indicator.

            Net sales of Household Products decreased 3% to $56.5 million in 1999. The shortfall was due to a decrease in WOOLITE net sales during 1999. The shortfall in sales was due to strong WOOLITE shipments in 1998 as a result of the launch of a new WOOLITE product and promotional activity to defend against a new product introduced by a competitor. In 1999, the retail consumption of WOOLITE increased 0.8% versus 1998, despite a decrease in the category of 1.9%, and our dollar market share increased 0.5 percentage points to 19.7%. Our gloves business grew its dollar market share 1.0 percentage point to 34.4% in 1999, and the retail consumption of our gloves increased 6.1% versus category growth of 3.1% during the same period. The growth in the gloves category is largely centered in the disposable segment.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Net sales of Personal Grooming decreased 2% to $52.0 million in 1999. Personal Grooming net sales excluding the divested U.S. JHIRMACK line increased $6.0 million, or 14%, compared to 1998. Contributing to this growth were dollar market share gains in both BINACA and OGILVIE. The dollar market share for BINACA grew five percentage points to 41.0% in 1999 as a result of the introduction of a new product, FAST BLAST, and efforts to secure front-end store placement. The dollar market share for OGILVIE increased eight percentage points to 57.7% due primarily to new packaging and the introduction of a new product, OGILVIE Straightener.

      INTERNATIONAL AND OTHER DIVISION--Net sales increased 11% to $82.5 million in 1999. Excluding the impact of the 1999 acquisitions, net sales of the division increased 5% compared to 1998. The increase was due primarily to 19% growth in net sales by our Canadian subsidiary, which was attributable primarily to 40% growth in Infant Care and 13% growth in Feminine Care net sales. Excluding the impact of the 1999 acquisitions, the Canadian Infant Care product line increased 9% versus 1998.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit increased 16% to $456.5 million in 1999. As a percent of net sales, gross profit decreased 0.6 percentage points, to 57.9% in 1999. The lower gross profit as a percent of net sales was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and costs associated with keeping up with increased demand for our more popular products. The dollar increase in gross profit was due primarily to our higher net sales. We would expect gross margin percentages in 2000 to be in line with 1999 results.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution increased 17% to $287.6 million in 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased 0.3 percentage points to 36.5% in 1999. The decrease was primarily the result of lower gross margins offset, in part, by lower overall advertising and sales promotion expenses as a percentage of net sales.

      PERSONAL PRODUCTS DIVISION--Product contribution increased 20% to $200.6 million in 1999. As a percent of net sales, product contribution decreased
      1.5 percentage points to 40.7% in 1999. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased due to:

            o a change in sales mix to lower gross margin products primarily associated with the 1999 acquisitions,

            o     costs associated with new product launches, and

            o costs related to capacity constraints in our Feminine Care and DROP-INS businesses.

      CONSUMER PRODUCTS DIVISION--Product contribution increased 7% to $68.2 million in 1999. As a percent of net sales, product contribution increased
      0.2 percentage points to 32.2% in 1999. The increase in product contribution was due primarily to higher net sales.

      INTERNATIONAL AND OTHER DIVISION--Product contribution increased 13% to $25.9 million in 1999. The increase in product contribution was due primarily to higher net sales, most notably the increase in our Canadian subsidiaries net sales. As a percent of net sales, product contribution increased 0.6 percentage points to 31.4% in 1999. This is due primarily to higher gross margins offset, in part, by higher advertising and sales promotion expenses as a percentage of net sales.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings increased 18% to $155.2 million in 1999. The increase in operating earnings was in line with the growth in our consolidated product contribution.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED INTEREST EXPENSE--Our consolidated interest expense increased 10% to $79.0 million in 1999. Average debt for 1999 exceeded the prior year by approximately $120.0 million, or 15%, due primarily to our purchases of the DIAPER GENIE business in January 1999 and the BABY MAGIC business in June of 1999. The impact of the additional debt was offset, in part, by lower interest rates in 1999 compared to 1998.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes increased 25% to $32.2 million in 1999. As a percent of pretax earnings, our effective tax rate decreased 0.7 percentage points to 42.2% of pretax earnings in 1999. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

TWELVE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO
  TWELVE MONTHS ENDED DECEMBER 27, 1997

CONSOLIDATED NET SALES--Our consolidated net sales increased 34% to $669.6 million in 1998. Excluding the impact of the 1998 acquisitions, our consolidated net sales grew by $46.0 million in 1998, or 9%, compared to 1997.

      PERSONAL PRODUCTS DIVISION--Net sales increased 43% to $395.5 million in 1998. Excluding the impact of the 1998 acquisitions, the net sales of the division grew by $46.1 million, or 17%, compared to 1997.

                  Net sales of our Infant Care products increased 84% to $197.5 million in 1998. These results reflected the impact of the Infant Care brands acquired in the 1998 acquisitions and continued growth in our base Infant Care product lines. Excluding the impact of the 1998 acquisitions, our Infant Care net sales increased by $18.1 million, or 17%, compared to 1997. Our pre-acquisition results consisting of infant feeding and soothing products reflected:

                  o dollar market share increase of 1.7 points to 42.1% in 1998,

                  o     category growth of 8.5% in dollars, and

                  o     retail consumption growth of 14.4%.

                  Net sales of our Feminine Care products increased 16% to
            $198.0 million in 1998. In December 1997, we successfully launched GENTLE GLIDE Odor Absorbing, a plastic applicator tampon with an all-natural material, which absorbs odors rather than masking it with the use of fragrance or deodorant. This introduction combined with general strength in our branded tampon business increased our dollar market share 1.5 points in 1998 to 27.0% of the tampon market. The tampon category, in dollars, grew 5.2% in 1998, and the retail consumption of our products increased 11.6%. Shipments to retailers in the first half of 1997 were negatively impacted by high retail inventories created by earlier price-oriented promotional activity and by our strategic decision to reduce these excess inventories by curtailing trade discount programs.

      CONSUMER PRODUCTS DIVISION--Net sales increased 28% to $199.5 million in 1998. Excluding the impact of the 1998 acquisitions, our net sales grew by $4.6 million in 1998, or 3%, compared to 1997.

                  Net sales of our Sun Care products increased 4% to $88.0
            million in 1998. This growth was attributable to strong distribution techniques, improved shelf placement at key retailers and targeted, highly efficient merchandising and marketing programs. Our Sun Care line continued to gain market share with a dollar market share increase of 0.7 percentage points to 18.8% in 1998. The sun care category, in dollars, grew 3.2% for the year, while the retail consumption of our products increased 6.6% in 1998. This level of category growth was lower than in recent years due to the impact of weather conditions, including El Nino.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Net sales of our Household Products increased 13% to $58.3 million in 1998. These results reflected: (i) an increase in WOOLITE dollar market share of 0.9 points to 19.2% and (ii) category growth in latex gloves of 6.7%. We are the leader in the latex gloves category.

                  Net sales of our Personal Grooming products increased 171% to
            $53.2 million in 1998. The Personal Grooming brands acquired in the 1998 acquisitions accounted for all of the sales growth, offsetting a decrease in net sales of JHIRMACK products.

      INTERNATIONAL AND OTHER DIVISION--Net sales increased 10% to $74.6 million in 1998. The acquired brands accounted for all of the growth. Excluding the impact of the 1998 acquisitions, net sales of our International and Other Division decreased by 7% compared to 1997. The reasons for the decrease, were as follows:

            o lower reported net sales due to an unfavorable foreign currency exchange rate for our Canadian subsidiary,

            o lower net sales associated with our private label tampon business, and

            o general uncertainty in international markets, including South America and Asia.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit increased 29% to $392.1 million in 1998. As a percent of net sales, gross profit decreased 2.3 percentage points to 58.6% in 1998, due primarily to lower overall gross margins for brands acquired in 1998. The dollar increase in our gross profit was due primarily to our higher net sales.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution increased 30% to $246.7 million in 1998. As a percent of net sales, product contribution decreased 1.2 percentage points to 36.8% in 1998. The decrease was due primarily to lower overall gross margins for the brands acquired in 1998. The dollar increase in product contribution was due primarily to our higher net sales.

      PERSONAL PRODUCTS DIVISION--Product contribution increased 38% to $166.8 million in 1998. As a percent of net sales, product contribution decreased
      1.3 percentage points to 42.2%.

      CONSUMER PRODUCTS DIVISION--Product contribution increased 26% to $63.9 million in 1998. As a percent of net sales, product contribution decreased
      0.7 percentage points to 32.0%.

      INTERNATIONAL AND OTHER DIVISION--Product contribution increased 6% to $23.0 million in 1998. As a percent of net sales, product contribution decreased 1.4 percentage points to 30.8%.

      In all three divisions, the increase in product contribution was primarily the result of the higher net sales previously noted, and the decline in product contribution as a percent of net sales was due primarily to lower gross margins for the brands acquired in 1998.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings increased 32% to $131.4 million in 1998. The increase in operating earnings resulted from:

      o     higher net sales resulting from the 1998 acquisitions,

      o     higher net sales in our pre-acquisition product lines, and

      o     lower operating expenses as a percent of net sales.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED INTEREST EXPENSE--Our consolidated interest expense increased 11% to $71.5 million in 1998. This resulted from an increase in long-term debt of $74.0 million (including current obligations). We incurred $110.4 million of additional debt in conjunction with the 1998 acquisitions. Debt repayments funded by cash generated from operations partially offset the increase in long-term debt associated with the 1998 acquisitions.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes increased 56% to $25.7 million in 1998. As a percent of pretax earnings, our effective tax rate decreased 3.9 percentage points to 42.9% of pretax earnings. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

FINANCIAL CONDITION AND LIQUIDITY

      At December 25, 1999, our working capital (current assets net of current liabilities) increased $13.5 million to $92.0 million from $78.5 million at December 26, 1998. The increase resulted primarily from:

      o An increase of $27.1 million in receivables, primarily as a result of higher net sales compared to the fourth quarter of 1998, and

      o An increase of $26.7 million in inventory due primarily to growth resulting from acquisitions and continued growth of our pre-acquisition businesses. In addition, certain changes in business relationships resulted in higher investment in inventory previously owned by outside contractors and distributors.

These increases in current assets were partially offset by increases in current debt obligations of $19.9 million (debt payments due within the next twelve months) and higher accrued expenses of $14.0 million. Accrued expenses were impacted by (i) higher advertising and sales promotion reserves as a result of the 1999 acquisitions, (ii) higher returns provision related to the timing of sun care returns, (iii) higher accrued interest related to our higher debt balances as a result of the 1999 acquisitions, and (iv) higher accrued employee compensation and benefits. All other working capital components decreased $6.4 million.

      Our product lines, with the exception of Sun Care, generally have not been seasonal. However, sun care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from February to September due to extended credit terms on our Sun Care sales.

      Capital expenditures for equipment and facility improvements were $20.8 million, $16.4 million and $9.0 million for the twelve months ended December 25, 1999, December 26, 1998, and December 27, 1997, respectively. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2000 are expected to be between $23.0 million and $25.0 million.

      At December 25, 1999, long-term debt (including current portion but excluding obligations due to related party) was $987.9 million compared to $811.8 million at December 26, 1998. The increase resulted from additional borrowings to buy DIAPER GENIE and BABY MAGIC. We made our first payment on the principal balance of the Term A Loan on September 15, 1999, and have quarterly principal repayment obligations through the second quarter of the year 2003. At December 25, 1999, we had $81.1 million of unused credit borrowings under our revolving credit facility available to us. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time, with the first reduction of $5.0 million occurring on December 15, 2000.

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

         Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,

      o     major acquisitions or mergers,

      o     capital expenditures and asset sales, and

      o     dividends and other distributions.

The 9% Senior Subordinated Notes due December 15, 2003 (the "9% Notes") and the 8 7/8% Senior Notes due July 15, 2004 (the "8 7/8% Senior Notes") also contain similar restrictions and requirements.

We believe that we will generate sufficient cash flow from operations for:

      o     working capital,

      o     capital expenditures,

      o     interest payments on all of our debt, and

      o scheduled principal payments under the Term A Loan and the Revolving Credit Facility.

However, we do not expect to generate sufficient cash flow from operations to make the final principal payment due in 2003 on the Term Loan and the 9% Notes, which collectively total $595.5 million, or the $150 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, we will have to either refinance our obligations or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can't guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      During 1999, we acquired two businesses. The DIAPER GENIE business was acquired on January 29, 1999 for a total purchase price of approximately $122.0 million. We paid cash of $72.0 million, which we borrowed from our Revolving Credit Facility and issued to the sellers a $50.0 million 6% Convertible Note due January 31, 2004. The BABY MAGIC business was acquired on June 30, 1999 for a total purchase price of $90.0 million in cash, which we obtained by increasing our Term A Loan by $100.0 million.

      We intend to use more of our available cash flow to reduce our level of debt. One of our objectives is to reduce our ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) to below 4.0X by the end of 2001. In 1999, this ratio was 5.3X. Our fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $23.8 million in 2000,

      o     $45.1 million in 2001,

      o     $58.7 million in 2002,

      o     $627.8 million in 2003, and

      o     $200.0 million in 2004.

We have no debt obligations due after June 15, 2004. In addition, as a result of our intention to reduce debt and improve certain key leverage ratios, we may pay more on our debt balances over the next few years than what is contractually mandated.

      We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted. However, we believe that capital will be available to achieve our acquisition objectives. Future acquisitions may have an impact on the timing of the debt reduction objectives previously discussed.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

CHANGE IN ESTIMATES

      Beginning in 1999, we revised our estimated asset lives used to compute depreciation on most of our buildings from 30 years to 40 years and on a portion of our building improvements from 10 and 15 years to 20 years. We also revised the estimated asset lives of our manufacturing equipment and land improvements. These revisions were made on a prospective basis to more properly reflect how long the assets usually last. For the year ended December 25, 1999, the change had the effect of increasing our net earnings by $1.5 million or $.02 per share on a diluted basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective beginning in fiscal year 2001. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. We are currently evaluating the effect this Statement will have on our financial position and results from operations.

YEAR 2000

      Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, there was concern that certain software might recognize a date using "00" as 1900 rather than the year 2000, which could have resulted in computer system failures or miscalculations. This potential problem was commonly referred to as the Year 2000 ("Y2K") issue. We have not experienced any significant problems associated with potential Y2K issues. Our efforts to prepare for Y2K cost us approximately $3.9 million, including approximately $1.1 million spent in 1999. We made modifications to our primary network and hardware/software infrastructure, our core transaction processing and financial systems, and our embedded chip technology in our manufacturing systems. We believe these modifications as well as other modifications and replaced systems will provide lasting benefits to the Company. We will continue to monitor our systems for Y2K issues throughout the year 2000.

                             PLAYTEX PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           TWELVE MONTHS ENDED
                                                                                -------------------------------------------
                                                                                DECEMBER 25,    DECEMBER 26,   DECEMBER 27,
                                                                                    1999            1998           1997
                                                                                ------------    ------------   ------------
Net sales ..................................................................      $ 787,711      $ 669,613      $ 500,632
Cost of sales ..............................................................        331,242        277,555        195,980
                                                                                  ---------      ---------      ---------
    Gross profit ...........................................................        456,469        392,058        304,652
                                                                                  ---------      ---------      ---------
Operating expenses:
    Advertising and sales promotion ........................................        168,878        145,379        114,279
    Selling, distribution and research .....................................         83,915         73,266         58,657
    Administrative .........................................................         27,383         24,643         19,120
    Amortization of intangibles ............................................         21,064         17,336         12,894
                                                                                  ---------      ---------      ---------
        Total operating expenses ...........................................        301,240        260,624        204,950
                                                                                  ---------      ---------      ---------
           Operating earnings ..............................................        155,229        131,434         99,702
Interest expense including related party interest expense
    of $12,150, net of related party interest income
    of $12,003 for all periods presented ...................................         78,961         71,518         64,470
                                                                                  ---------      ---------      ---------
           Earnings before income taxes and extraordinary loss .............         76,268         59,916         35,232
Income taxes ...............................................................         32,197         25,686         16,501
                                                                                  ---------      ---------      ---------
           Earnings before extraordinary loss ..............................         44,071         34,230         18,731
Extraordinary loss on early payoff of debt,
    net of $2,344 tax benefit ..............................................             --             --         (4,078)
                                                                                  ---------      ---------      ---------
           Net earnings ....................................................      $  44,071      $  34,230      $  14,653
                                                                                  =========      =========      =========
Earnings per share--Basic:
    Before extraordinary loss ..............................................      $     .73      $     .58      $     .37
    Net earnings ...........................................................      $     .73      $     .58      $     .29
Earnings per share--Diluted:
    Before extraordinary loss ..............................................      $     .72      $     .57      $     .37
    Net earnings ...........................................................      $     .72      $     .57      $     .29
Weighted average shares outstanding:
    Basic ..................................................................         60,481         59,486         50,923
    Diluted ................................................................         62,553         60,411         51,006

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 25,      DECEMBER 26,
                                                                                     1999              1998
                                                                                  ------------      ------------
                                   ASSETS
Current assets:
    Cash ...................................................................      $     7,526       $     6,871
    Receivables, less allowance for doubtful accounts ......................          130,256           103,185
    Inventories ............................................................           85,496            58,790
    Deferred income taxes ..................................................           14,937            14,650
    Other current assets ...................................................            5,639             5,650
                                                                                  -----------       -----------
          Total current assets .............................................          243,854           189,146
Net property, plant and equipment ..........................................          107,193            78,906
Intangible assets, net:
    Goodwill ...............................................................          527,683           430,228
    Patents, trademarks and other ..........................................          169,531           101,364
Deferred financing costs ...................................................           15,530            16,448
Due from related party .....................................................           80,017            80,017
Other noncurrent assets ....................................................            4,844             3,112
                                                                                  -----------       -----------
          Total assets .....................................................      $ 1,148,652       $   899,221
                                                                                  ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................      $    45,107       $    38,298
    Accrued expenses .......................................................           73,994            59,981
    Income taxes payable ...................................................            8,934             8,444
    Current maturities of long-term debt ...................................           23,813             3,875
                                                                                  -----------       -----------
          Total current liabilities ........................................          151,848           110,598
Long-term debt .............................................................          964,063           807,875
Due to related party .......................................................           78,386            78,386
Other noncurrent liabilities ...............................................           12,267            14,049
Deferred income taxes ......................................................           36,956            29,288
                                                                                  -----------       -----------
          Total liabilities ................................................        1,243,520         1,040,196
                                                                                  -----------       -----------
Stockholders' equity:
    Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 60,562,327 shares at December 25,1999
       and 60,401,822 shares at December 26,1998 ...........................              605               604
    Additional paid-in capital .............................................          519,811           518,179
    Retained earnings (deficit) ............................................         (612,764)         (656,835)
    Foreign currency translation adjustment ................................           (2,520)           (2,923)
                                                                                  -----------       -----------
          Total stockholders' equity .......................................          (94,868)         (140,975)
                                                                                  -----------       -----------
          Total liabilities and stockholders' equity .......................      $ 1,148,652       $   899,221
                                                                                  ===========       ===========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                       FOREIGN
                                             COMMON                     ADDITIONAL     RETAINED        CURRENCY
                                             SHARES        COMMON        PAID-IN       EARNINGS       TRANSLATION
                                          OUTSTANDING      STOCK         CAPITAL       (DEFICIT)       ADJUSTMENT        TOTAL
                                          -----------    ---------      ----------     ---------      -----------      ---------
Balance, December 28, 1996 .........         50,887      $     509      $ 424,277      $(705,718)      $  (1,795)      $(282,727)
Net earnings .......................             --             --             --         14,653              --          14,653
Foreign currency translation
   adjustment ......................             --             --             --             --            (418)           (418)
                                                                                                                       ---------
      Comprehensive earnings .......                                                                                      14,235
Stock issued to employees exercising
   stock options ...................             55             --            429             --              --             429
                                          ---------      ---------      ---------      ---------       ---------       ---------
      Balance, December 27, 1997 ...         50,942            509        424,706       (691,065)         (2,213)       (268,063)
Net earnings .......................             --             --             --         34,230              --          34,230
Foreign currency translation
   adjustment ......................             --             --             --             --            (710)           (710)
                                                                                                                       ---------
      Comprehensive earnings .......                                                                                      33,520
Stock issued to employees exercising
   stock options ...................            203              2          2,149             --              --           2,151
Stock issued in conjunction with
   business acquisition ............          9,257             93         91,324             --              --          91,417
                                          ---------      ---------      ---------      ---------       ---------       ---------
      Balance, December 26, 1998 ...         60,402            604        518,179       (656,835)         (2,923)       (140,975)
Net earnings .......................             --             --             --         44,071              --          44,071
Foreign currency translation
   adjustment ......................             --             --             --             --             403             403
                                                                                                                       ---------
      Comprehensive earnings .......                                                                                      44,474
Stock issued to employees exercising
   stock options ...................            160              1          1,632             --              --           1,633
                                          ---------      ---------      ---------      ---------       ---------       ---------
      Balance, December 25, 1999 ...         60,562      $     605      $ 519,811      $(612,764)      $  (2,520)      $ (94,868)
                                          =========      =========      =========      =========       =========       =========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             TWELVE MONTHS ENDED
                                                                                   --------------------------------------------
                                                                                   DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                                                       1999            1998            1997
                                                                                   ------------    ------------    ------------
Cash flows from operations:
    Net earnings .............................................................      $  44,071       $  34,230       $  14,653
    Non-cash items included in earnings:
       Extraordinary loss, net of tax benefit ................................             --              --           4,078
       Amortization of intangibles ...........................................         21,064          17,336          12,894
       Amortization of deferred financing costs ..............................          3,398           2,995           2,163
       Depreciation ..........................................................          9,847           9,690           7,520
       Deferred income taxes .................................................          9,070           6,244           5,493
       Other, net ............................................................           (113)             36             249
    Changes in working capital items, net of effects of business acquisitions and divestitures:
         Increase in receivables .............................................        (20,220)        (24,003)         (2,894)
         (Increase) decrease in inventories ..................................        (23,568)            254          (4,863)
         Decrease (increase) in other current assets .........................            207            (696)           (948)
         Increase (decrease) in accounts payable .............................          4,365           7,064         (11,619)
         Increase (decrease) in accrued expenses .............................          5,539          (4,687)        (14,791)
         Increase in income taxes payable ....................................            602           4,323           1,843
         Increase in accrued interest ........................................          2,025             431           3,090
                                                                                    ---------       ---------       ---------
           Net cash flows from operations ....................................         56,287          53,217          16,868
Cash flows used for investing activities:
    Purchases of property, plant and equipment ...............................        (20,802)        (16,405)         (9,004)
    Businesses acquired, net .................................................       (210,109)       (106,581)             --
                                                                                    ---------       ---------       ---------
           Net cash flows used for investing activities ......................       (230,911)       (122,986)         (9,004)
Cash flows provided by (used for) financing activities:
    Net borrowings (repayments) under working capital credit facilities ......         32,500         (23,550)         23,550
    Long-term debt borrowings ................................................        150,000         100,000         355,000
    Long-term debt repayments ................................................         (6,374)         (2,500)       (380,450)
    Payment of financing costs ...............................................         (2,480)         (2,692)         (9,367)
    Issuance of shares of common stock .......................................          1,633           2,151             429
                                                                                    ---------       ---------       ---------
           Net cash flows provided by (used for) financing activities ........        175,279          73,409         (10,838)
Increase (decrease) in cash ..................................................            655           3,640          (2,974)
Cash at beginning of period ..................................................          6,871           3,231           6,205
                                                                                    ---------       ---------       ---------
Cash at end of period ........................................................      $   7,526       $   6,871       $   3,231
                                                                                    =========       =========       =========

Supplemental disclosures of cash flow information
    Cash paid during the periods for:
      Interest ...............................................................      $  73,538       $  68,092       $  59,217
      Income taxes, net of refunds ...........................................      $  22,316       $  14,753       $   9,165

      In connection with the acquisition of Personal Care Holdings, Inc. in 1998, we issued 9,257,345 shares of our common stock with a value of $9.875 per share, totaling $91,417.

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION--Our consolidated financial statements include the accounts of all of our subsidiaries. All significant intercompany balances have been eliminated.

      REVENUE RECOGNITION--Revenues are generally recognized when we deliver our products to customers. Our products, with the exception of Sun Care products, generally have not been seasonal. However, Sun Care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. Additionally, extended credit terms on Sun Care product sales, which are common in the industry, cause us to experience higher receivables from February to September.

      Also common to the industry, customers have the right to return unused Sun Care products after the summer season. We generally receive returns of our Sun Care products from September through March following the summer season. We reduce our Sun Care sales and increase accrued liabilities for these returns throughout the year based on management's estimates of these returns as a percent of Sun Care products sold. Refunds made to our customers for returned Sun Care products subsequently reduce accrued liabilities.

      ADVERTISING AND SALES PROMOTION COSTS--Costs incurred for producing and communicating advertising, coupon and cooperative advertising programs are generally expensed when incurred.

      INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include material, labor and manufacturing overhead.

      NET PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful life of the asset. Beginning in 1999, we revised our estimated asset lives used to compute depreciation on most of our buildings from 30 years to 40 years and on a portion of our building improvements from 10 and 15 years to 20 years. We also revised the estimated asset lives of our manufacturing equipment and land improvements. These revisions were made on a prospective basis to better reflect how long the assets usually last. For the year ended December 25, 1999, the change had the effect of increasing our net earnings by $1.5 million or $.02 per share on a diluted basis. Our estimated useful life for significant fixed asset classes is as follows:

      o     land improvements range from 15 to 40 years,

      o     building and improvements range from 20 to 40 years,

      o     machinery and equipment range from 4 to 15 years, and

      o     furniture and fixtures range from 5 to 10 years.

      INTANGIBLE AND LONG-LIVED ASSETS--Intangible assets include goodwill, patents, and trademarks. We amortize intangible assets on the straight-line method over periods not exceeding 40 years. For each intangible asset, we review certain financial indicators and projections. We calculate anticipated future cash flows and compare the undiscounted cash flows to the unamortized carrying value of the asset. If future cash flows are less than the unamortized carrying value, we charge the deficit to expense.

      DEFERRED FINANCING COST--Expenses incurred to issue long-term debt have been capitalized and are being amortized over the life of the related debt agreements. These costs, net of accumulated amortization, amounted to $15.5 million and $16.4 million at December 25, 1999 and December 26, 1998, respectively.

                             PLAYTEX PRODUCTS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INCOME TAXES--Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to use.

      FOREIGN CURRENCY TRANSLATION--Assets and liabilities of our foreign subsidiaries have been translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average exchange rates for the year. Net foreign exchange gains or losses are accumulated in a separate section of stockholders' equity titled "Foreign currency translation adjustment."

      INTEREST RATE PROTECTION AGREEMENTS--We selectively enter into interest rate protection agreements to reduce our financial risk associated with changing interest rates. Two types of interest rate protection agreements we have used in the past include:

      o Swaps, which are derivative financial instruments that involve trading of variable rate for fixed rate interest payments, and

      o Caps, which are derivative financial contracts that limit net interest expense in the event interest rates rise above a predetermined rate.

We do not utilize derivative financial instruments for trading or other speculative purposes.

      FISCAL YEAR--Our fiscal year end is on the last Saturday nearest to December 31. Reference to the fiscal years ended 1999, 1998, and 1997 are for the 52 week periods ended December 25, 1999, December 26, 1998, and December 27, 1997.

      USE OF ESTIMATES--The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts of revenue and expenses,

      o     the reported amounts of assets and liabilities, and

      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions.

2. ACQUISITIONS AND DIVESTITURE

1999 ACQUISITIONS

      On January 29, 1999, we acquired the DIAPER GENIE business, the leading diaper disposal system in the U.S., for $72.0 million in cash and the issuance of $50.0 million of Convertible Notes (see Note 7). We borrowed the cash portion of the purchase price from our revolving credit facility. The Convertible Notes have an interest rate of 6% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002.

                             PLAYTEX PRODUCTS, INC.

2. ACQUISITIONS AND DIVESTITURE (CONTINUED)

      On June 30, 1999, we acquired the BABY MAGIC brand of infant-related bath, lotion, shampoo, oil and powder products for $90.0 million in cash. We borrowed $100.0 million in cash from our Term A Loan at variable rates of interest to pay for the acquisition and related fees.

      The acquisitions of BABY MAGIC and DIAPER GENIE were accounted for as purchases, and our consolidated results of operations included the operating results of these businesses from the dates of acquisition. In addition, these acquisitions added $113.7 million to goodwill and $75.1 million to trademarks in 1999.

1998 ACQUISITIONS

      On January 28, 1998, we acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of our common stock. We borrowed money from our revolving credit facility for the cash portion of the deal (see Note 7). On January 6, 1998, we acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. On January 26, 1998, we acquired the BINKY pacifier business ("Binky") for approximately $1.2 million in cash and $0.5 million in notes, which were later repaid in 1998. The acquisitions of PCH, Carewell, and BINKY were accounted for as purchases.

      In connection with the 1999 and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at December 25, 1999 (in thousands):

                                        Reserved        Amount        Balance
                                         Amount          Spent       Remaining
                                        --------        ------       ---------
Exit costs ........................      $3,653         $2,386         $1,267
Involuntary terminations ..........       3,116          2,548            568
Relocation costs ..................         135            135             --
                                         ------         ------         ------
     Total ........................      $6,904         $5,069         $1,835
                                         ======         ======         ======

The remaining balance is primarily for building lease commitments and severance costs. The amount reserved for involuntary terminations include 32 sales and marketing personnel, 15 accounting and finance personnel, 8 manufacturing and distribution personnel, 7 information technology personnel, 3 executives, and 1 research and development person.

      The following pro forma results of operations assume the 1999 acquisitions had occurred on December 28, 1997. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel could occur as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 28, 1997.

                             PLAYTEX PRODUCTS, INC.

2. ACQUISITIONS AND DIVESTITURE (CONTINUED)

                                                         TWELVE MONTHS ENDED
                                                     ---------------------------
                                                     DECEMBER 25,   DECEMBER 26,
(unaudited, in thousands, except per share data)        1999           1998
                                                     ------------   ------------

Net sales ....................................         $817,310      $760,418
Net earnings .................................         $ 45,985      $ 36,026

Earnings per share:
     Basic ...................................         $    .76      $    .61
     Diluted .................................         $    .75      $    .60

Weighted average shares outstanding:
     Basic ...................................           60,481        59,486
     Diluted .................................           62,553        60,411

1999 DIVESTITURE

On May 12, 1999, we sold, on a break-even basis, for cash and future guaranteed minimum royalty payments, our U.S. and International JHIRMACK hair care business. We retained the Canadian JHIRMACK business.

3. COMPREHENSIVE EARNINGS

      Foreign currency translation adjustment is the only reconciling item between net earnings and comprehensive earnings. For all of the periods presented, there were no material differences between net earnings and comprehensive earnings. Our comprehensive earnings for the last three fiscal years were (in thousands):

                                                     TWELVE MONTHS ENDED
                                           ------------------------------------------
                                           DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                              1999           1998            1997
                                           ------------   ------------   ------------
Net earnings ..........................      $ 44,071       $ 34,230       $ 14,653
Foreign currency translation adjustment           403           (710)          (418)
                                             --------       --------       --------
     Comprehensive earnings ...........      $ 44,474       $ 33,520       $ 14,235
                                             ========       ========       ========

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

BUSINESS SEGMENTS

      We are organized in three divisions, which are categorized as business segments in accordance with generally accepted accounting principles.

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

      Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States (excluding Puerto Rico). The Infant Care product category includes the following brands:


Prior to 1998 Acquisitions
--------------------------

o  disposable nurser system
o  cups and mealtime products
o  reusable hard bottles and
     pacifiers

1998 Acquired Brands
--------------------

o  BINKY pacifiers
o  MR. BUBBLE children's bubble bath
o  CHUBS baby wipes
o  DIAPARENE infant care products, and
o  WET ONES hand and face towelettes

1999 Acquired Brands
--------------------

o  DIAPER GENIE diaper disposal
     system
o  BABY MAGIC lotions, shampoos,
     powders, bath products, oils
     and gift packs

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE AND SLIMFITS.

      Our CONSUMER PRODUCTS DIVISION includes Sun Care, Household Products, and Personal Grooming products sold in the United States (excluding Puerto Rico).

      Sun Care                Household Products
      --------                ------------------
      o  BANANA BOAT          o  PLAYTEX Gloves
      o  BIOSUN               o  WOOLITE rug and upholstery cleaning products

      Our Personal Grooming business includes:

      Prior to 1998 Acquisitions         1998 Acquired Brands
      --------------------------         --------------------
      o  JHIRMACK hair care products     o  BETTER OFF depilatories
      o  TEK toothbrushes                o  BINACA breath spray and drops
                                         o  DENTAX oral care products
                                         o  DOROTHY GRAY skin care products
                                         o  OGILVIE at-home permanents, and
                                         o  TUSSY deodorant

      In May 1999, we sold our U.S. JHIRMACK business.

      Our INTERNATIONAL AND OTHER DIVISION includes:

      o     export sales,

      o     sales in Puerto Rico,

      o     sales by our Canadian and Australian subsidiaries, and

      o     sales of private label tampons.

      The International and Other Division sells the same products as available to our U.S. customers. In May 1999, we sold our International JHIRMACK business, excluding the Canadian business.

      We evaluate division performance based on their product contribution excluding general corporate allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

are managed at a corporate level and are not used by us to evaluate division results. We do not segregate assets, amortization, capital expenditures, or interest income and interest expense to divisions. Although allocated to the divisions, depreciation is not a measurement used by us to evaluate their performance.

                                                                          TWELVE MONTHS ENDED
                                    -----------------------------------------------------------------------------------------------
                                          DECEMBER 25, 1999                DECEMBER 26, 1998                 DECEMBER 27, 1997
                                    ---------------------------       ---------------------------       ---------------------------
                                        NET          PRODUCT              NET          PRODUCT              NET          PRODUCT
                                       SALES       CONTRIBUTION          SALES       CONTRIBUTION          SALES       CONTRIBUTION
                                    -----------    ------------       -----------    ------------       -----------    ------------
Personal Products...............    $   493,099     $   200,632       $   395,505     $   166,811       $   277,137     $   120,484
Consumer Products...............        212,111          68,198           199,552          63,927           155,715          50,920
International and Other.........         82,501          25,929            74,556          22,961            67,780          21,828
Unallocated charges (1).........             --          (7,168)               --          (7,020)               --          (2,859)
                                    -----------     -----------       -----------     -----------       -----------     -----------
    Total consolidated..........    $   787,711         287,591       $   669,613         246,679       $   500,632         190,373
                                    ===========                       ===========                       ===========
RECONCILIATION TO
    OPERATING EARNINGS:
Selling, distribution
    and research................                         83,915                            73,266                            58,657
Administrative..................                         27,383                            24,643                            19,120
Amortization of intangibles.....                         21,064                            17,336                            12,894
                                                    -----------                       -----------                       -----------
    Operating earnings..........                    $   155,229                       $   131,434                       $    99,702
                                                    ===========                       ===========                       ===========

----------

(1) Certain unallocated corporate charges such as business license taxes and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance.

      The amount of depreciation allocated to the divisions is as follows (dollars in thousands):

                                                                        TWELVE MONTHS ENDED
                                                           ---------------------------------------------
                                                           DECEMBER 25,    DECEMBER 26,     DECEMBER 27,
                                                               1999            1998             1997
                                                           ------------    ------------     ------------
Personal Products.......................................    $    5,459       $    5,416      $    3,489
Consumer Products.......................................         1,193            1,466             850
International and Other.................................           732            1,176           1,342
                                                            ----------       ----------      ----------
    Depreciation included in product contribution.......         7,384            8,058           5,681
Depreciation not allocated to divisions.................         2,463            1,632           1,839
                                                            ----------       ----------      ----------
    Consolidated depreciation...........................    $    9,847       $    9,690      $    7,520
                                                            ==========       ==========      ==========

GEOGRAPHIC AREA INFORMATION

      Net sales and product contribution represents sales to unaffiliated customers only. Intergeographic sales and transfers between geographic areas are minimal and are not disclosed separately. Net sales and product contribution within the United States includes all 50 states and its territories. Corporate charges that are not allocated to divisions (see preceding table) are included in product contribution for the United States. International net sales and product contribution represents business activity outside of the United States and its territories.

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                                         TWELVE MONTHS ENDED
                                    ----------------------------------------------------------------------------------------------
                                          DECEMBER 25, 1999                DECEMBER 26, 1998                 DECEMBER 27, 1997
                                    ---------------------------       ---------------------------       --------------------------
                                        NET          PRODUCT              NET          PRODUCT              NET         PRODUCT
                                       SALES       CONTRIBUTION          SALES       CONTRIBUTION          SALES      CONTRIBUTION
                                    -----------    ------------       -----------    ------------       -----------   ------------
United States....................   $   721,061     $   265,988       $   609,866     $   227,359       $   448,995     $ 173,054
International....................        66,650          21,603            59,747          19,320            51,637        17,319
                                    -----------     -----------       -----------     -----------       -----------     ---------
    Total........................   $   787,711     $   287,591       $   669,613     $   246,679       $   500,632     $ 190,373
                                    ===========     ===========       ===========     ===========       ===========     =========

      Identifiable assets by geographic area represent those assets that are used in our operations in each area.

                                                DECEMBER 25,       DECEMBER 26,
Identifiable Assets                                 1999               1998
-------------------                            ------------       ------------

United States ........................           $1,130,970         $  885,538
International ........................               17,682             13,683
                                                 ----------         ----------
    Total ............................           $1,148,652         $  899,221
                                                 ==========         ==========

5. BALANCE SHEET COMPONENTS

      The components of certain balance sheet accounts are as follows (in thousands):

                                                  DECEMBER 25,   DECEMBER 26,
                                                      1999           1998
                                                  ------------   ------------
Receivables ..................................     $ 132,548      $ 105,280
Less allowance for doubtful accounts .........        (2,292)        (2,095)
                                                   ---------      ---------
      Net ....................................     $ 130,256      $ 103,185
                                                   =========      =========

Inventories:
    Raw materials ............................     $  27,974      $  17,722
    Work in process ..........................           532            763
    Finished goods ...........................        56,990         40,305
                                                   ---------      ---------
      Total ..................................     $  85,496      $  58,790
                                                   =========      =========

Net property, plant and equipment:
    Land .....................................     $   2,376      $   1,435
    Buildings ................................        37,165         30,000
    Machinery and equipment ..................       154,848        130,000
                                                   ---------      ---------
                                                     194,389        161,435
    Less accumulated depreciation ............       (87,196)       (82,529)
                                                   ---------      ---------
      Net ....................................     $ 107,193      $  78,906
                                                   =========      =========

Goodwill .....................................     $ 666,912      $ 553,443
Less accumulated amortization ................      (139,229)      (123,215)
                                                   ---------      ---------
      Net ....................................     $ 527,683      $ 430,228
                                                   =========      =========

                             PLAYTEX PRODUCTS, INC.

5. BALANCE SHEET COMPONENTS (CONTINUED)

                                                   DECEMBER 25,   DECEMBER 26,
                                                       1999           1998
                                                   ------------   ------------

Patents, trademarks and other ..................    $ 183,934      $ 119,769
Less accumulated amortization ..................      (14,403)       (18,405)
                                                    ---------      ---------
      Net ......................................    $ 169,531      $ 101,364
                                                    =========      =========

Deferred financing costs .......................    $  25,522      $  23,042
Less accumulated amortization ..................       (9,992)        (6,594)
                                                    ---------      ---------
      Net ......................................    $  15,530      $  16,448
                                                    =========      =========

Accrued expenses:
    Advertising and sales promotion ............    $  29,011      $  22,580
    Employee compensation and benefits .........       13,894         11,917
    Interest ...................................       11,078          9,053
    Insurance ..................................        3,189          3,038
    Other ......................................       16,822         13,393
                                                    ---------      ---------
      Total ....................................    $  73,994      $  59,981
                                                    =========      =========

6. DUE FROM RELATED PARTY

      Our business is unrelated to the business of Playtex Apparel, Inc. ("Apparel"), which was spun-off from us in 1988 in a reorganization of the Company. Two of our former directors and senior executive officers are general partners of the investor group (the "Apparel Partnership") which controlled Apparel until they were later sold. Playtex Investment Corp., one of our wholly-owned subsidiaries, is the holder of 15% debentures issued by the Apparel Partnership due December 15, 2003. Interest on the debentures is payable annually in cash or additional debentures. The Apparel Partnership decided to make their debenture payments in additional debentures through their December 15, 1993 payment and have paid in cash since then. The obligations of the Apparel Partnership are nonrecourse to the partners of the Apparel Partnership. The assets of the Apparel Partnership are Sara Lee Corporation common stock with a market value at December 25, 1999 and December 26, 1998 of approximately $5.9 million and $7.9 million, cash of approximately $0.5 million and $0.2 million and our 15 1/2% subordinated notes held by them (see Note 8). We believe our debentures represent their only material liability.

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                 DECEMBER 25,   DECEMBER 26,
                                                     1999           1998
                                                 ------------   ------------
1997 Credit Agreement:
    Term A Loan ..............................    $ 151,126      $  55,000
    Revolving Credit Facility ................       32,500             --
    Term Loan ................................      244,250        246,750

6% Convertible Subordinated Notes due 2004 ...       50,000             --
8 7/8% Senior Notes due 2004 .................      150,000        150,000
9% Senior Subordinated Notes due 2003 ........      360,000        360,000
                                                  ---------      ---------
                                                    987,876        811,750
    Less current maturities ..................      (23,813)        (3,875)
                                                  ---------      ---------
       Total long-term debt ..................    $ 964,063      $ 807,875
                                                  =========      =========

      On July 21, 1997, we completed a refinancing of our senior indebtedness, which included:

      o the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004 (the "8 7/8% Senior Notes"),

      o a $150.0 million senior secured term loan due September 15, 2003 (the "Term Loan"), and

      o     senior secured credit facilities of $170.0 million comprised of:

            >> $115.0 million revolving credit facility (the "Revolving Credit Facility") and

            >>    $55.0 million term loan facility (the "Term A Loan").

      In connection with the 1998 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term Loan for the PCH acquisition,

      o $10.4 million under the Revolving Credit Facility for the acquisitions of Carewell and BINKY, and

      o $0.5 million by issuing a note for the acquisition of BINKY. This was repaid in 1998.

      In connection with the 1999 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term A Loan for the BABY MAGIC acquisition,

      o     $72.0 million under the Revolving Credit Facility, and

      o $50.0 million by issuing the Convertible Notes for the DIAPER GENIE acquisition.

      On February 2, 1994, we issued $360.0 million aggregate principal of 9% senior subordinated notes due December 15, 2003 (the "9% Notes"). The interest on the 9% Notes is payable in cash semi-annually on each June 15 and December 15 with the final principal payment due on December 15, 2003.

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

7. LONG-TERM DEBT (CONTINUED)

      The Revolving Credit Facility matures on June 15, 2003. The amounts we are able to borrow under this facility decrease by:

      o     $5.0 million on December 15, 2000 and June 15, 2001,

      o     $7.0 million on December 15, 2001 and June 15, 2002, and

      o     $8.0 million on December 15, 2002 and June 15, 2003.

      Fees and expenses we have incurred to issue long-term debt have been capitalized and are being amortized over the life of the related debt agreements. These deferred financing costs, net of accumulated amortization, at December 25, 1999 include $6.8 million for the 1997 Credit Agreement, $5.4 million for the 9% Notes, and $3.3 million for the 8 7/8% Senior Notes.

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. We do not enter into financial instruments for trading or speculative purposes. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. This swap agreement is for a four-year period and may be cancelled by the other party after July 23, 2000 upon two days' written notice to us. Based on our interest rate exposure at December 25, 1999, a 1% increase in interest rates would result in an estimated $3.3 million of additional interest expense on an annualized basis.

      At December 25, 1999, our total indebtedness consisted of $560.0 million in fixed rate debt and $427.9 million in variable rate debt. The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

      o Our weighted average variable interest rate for our last three fiscal years ended 1999, 1998, and 1997 was: 6.75%, 7.09% and 7.35%.

      o At December 25, 1999, our variable interest rate was 7.18% compared to 6.66% at December 26, 1998.

We also pay a quarterly commitment fee of three-eighths of one percent on the portion of our Revolving Credit Facility that we are not using and an administrative fee of $0.1 million per year.

      The provisions of the 1997 Credit Agreement require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

      o     indebtedness and liens,

      o     major acquisitions or mergers,

      o     capital expenditures,

      o     disposition of assets,

      o     certain dividends and other distributions, and

      o prepayment and modification of all indebtedness or equity capitalization.

The 9% Notes and the 8 7/8% Senior Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly owned subsidiaries are guarantors of the 9% Notes and the 8 7/8% Senior Notes (see
Note 19).

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT (CONTINUED)

      Our required principal repayments are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $23.8 million in fiscal 2000,

      o     $45.1 million in fiscal 2001,

      o     $58.7 million in fiscal 2002,

      o     $627.8 million in fiscal 2003, and

      o     $200.0 million in fiscal 2004.

We have no debt obligations due after June 15, 2004.

8. DUE TO RELATED PARTY

      Due to related party consists of 15 1/2% subordinated notes issued by us and held by the Apparel Partnership. The subordinated notes are due on December 15, 2003 and interest on them is payable annually in cash or additional 15 1/2% subordinated notes. We decided to make our interest payments on the subordinated notes in additional subordinated notes through our December 15, 1993 payment and have paid in cash since then.

9. INCOME TAXES

      The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred income tax assets and liabilities are calculated for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts we expect to use.

      Earnings before income taxes and extraordinary loss are as follows (in thousands):

                                          TWELVE MONTHS ENDED
                               --------------------------------------------
                               DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                   1999            1998            1997
                               ------------    ------------    ------------
U.S. ......................      $74,135         $58,682         $35,129
Foreign ...................        2,133           1,234             103
                                 -------         -------         -------
      Total ...............      $76,268         $59,916         $35,232
                                 =======         =======         =======

                             PLAYTEX PRODUCTS, INC.

9. INCOME TAXES (CONTINUED)

      Our provision for income taxes for the twelve months ended December 25, 1999, December 26, 1998, and December 27, 1997 is as follows (in thousands):

                                             TWELVE MONTHS ENDED
                                -----------------------------------------------
                                DECEMBER 25,      DECEMBER 26,     DECEMBER 27,
                                    1999              1998             1997
                                ------------      ------------     ------------
Current:
     Federal.................    $   20,647        $   17,568       $   10,197
     State and local.........         1,415             1,242              600
     Foreign.................         1,065               632              211
                                 ----------        ----------       ----------
                                     23,127            19,442           11,008
Deferred:
     Federal.................         8,595             6,177            4,939
     State and local.........           544                34              516
     Foreign.................           (69)               33               38
                                 ----------        ----------       ----------
                                      9,070             6,244            5,493
                                 ----------        ----------       ----------
       Total.................    $   32,197        $   25,686       $   16,501
                                 ==========        ==========       ==========

      Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 25, 1999 and December 26, 1998 are as follows (in thousands):

                                                           DECEMBER 25,    DECEMBER 26,
                                                               1999            1998
                                                           ------------    ------------
Deferred tax assets:
     Allowances and reserves not currently deductible ..     $14,925         $13,838
     Net operating loss carryforwards ..................       4,377           7,404
     Postretirement benefits reserve ...................       3,878           3,495
     Other .............................................       1,131           1,006
                                                             -------         -------
       Total ...........................................     $24,311         $25,743
                                                             =======         =======

                                                           DECEMBER 25,    DECEMBER 26,
                                                               1999            1998
                                                           ------------    ------------
Deferred tax liabilities:
     Deferred gain on sale of business .................     $14,298         $14,298
     Property, plant and equipment .....................      15,523          12,574
     Trademarks ........................................      13,654          10,458
     Undistributed earnings of foreign subsidiary ......       2,515           2,515
     Other .............................................         340             536
                                                             -------         -------
       Total ...........................................     $46,330         $40,381
                                                             =======         =======

      Undistributed earnings of our Canadian subsidiary for which U.S. income taxes have not been provided were approximately $5.3 million at December 25, 1999. Such undistributed earnings are expected to be permanently reinvested in the Canadian subsidiary.

      We have available net operating loss carryforwards ("NOLs") of $12.2 million at December 25, 1999 that expire in years 2009 through 2012. These NOLs relate primarily to operations of Banana Boat Holdings and Carewell prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We

                             PLAYTEX PRODUCTS, INC.

9. INCOME TAXES (CONTINUED)

expect to utilize these NOLs prior to their expiration. The current benefit realized from these NOLs was $3.0 million, $3.0 million, and $0.9 million for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997, respectively.

      Our tax provision differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

                                                           TWELVE MONTHS ENDED
                                                 --------------------------------------------
                                                 DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                    1999            1998            1997
                                                 ------------    ------------    ------------
Expected federal income tax at statutory rates     $ 26,694        $ 20,971        $ 12,331
Amortization of intangible assets ............        4,487           4,414           3,618
State and local income taxes .................        1,273             829             725
Other, net ...................................         (257)           (528)           (173)
                                                   --------        --------        --------
    Total tax provision ......................     $ 32,197        $ 25,686        $ 16,501
                                                   ========        ========        ========

10. STOCK-BASED COMPENSATION

      During 1994, we established a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must:

      o have an exercise price equal to or greater than the price of the stock on the date of grant and

      o     have an expiration date no more than ten years from the grant date.

Except for formula grants to certain non-employee directors, options vest over a period determined by the Compensation and Stock Option Committee.

      In May 1999, our stockholders approved an amendment to the plan increasing the number of shares available for the exercise of stock options to 7,047,785 shares.

                             PLAYTEX PRODUCTS, INC.

10. STOCK-BASED COMPENSATION (CONTINUED)

      We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, we follow alternate accounting rules for determining compensation expense related to the issuance of stock options. If we determined compensation expense under the fair value approach of SFAS No. 123, our earnings and earnings per share would have been reduced to the pro forma amounts listed below (in thousands, except per share data):

                                                              TWELVE MONTHS ENDED
                                                ------------------------------------------------
                                                DECEMBER 25,      DECEMBER 26,      DECEMBER 27,
                                                   1999              1998              1997
                                                ------------      ------------      ------------
 Net earnings:
     As reported:
        Before extraordinary loss.............   $   44,071        $   34,230       $   18,731
        Net earnings..........................   $   44,071        $   34,230       $   14,653
     Pro forma:
        Before extraordinary loss.............   $   39,414        $   31,168       $   17,071
        Net earnings..........................   $   39,414        $   31,168       $   12,993
 Earnings per share:
     As reported--Basic:
        Before extraordinary loss.............   $      .73        $      .58       $      .37
        Net earnings..........................   $      .73        $      .58       $      .29
     As reported--Diluted:
        Before extraordinary loss.............   $      .72        $      .57       $      .37
        Net earnings..........................   $      .72        $      .57       $      .29
     Pro forma--Basic:
        Before extraordinary loss.............   $      .65        $      .52       $      .34
        Net earnings..........................   $      .65        $      .52       $      .25
     Pro forma--Diluted:
        Before extraordinary loss.............   $      .63        $      .52       $      .34
        Net earnings..........................   $      .63        $      .52       $      .25
 Weighted average shares outstanding:
     Basic....................................       60,481            59,486           50,923
     Diluted..................................       62,553            60,411           51,006

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      o weighted average risk-free interest rates of 5.68%, 5.28%, and 6.10% for fiscal 1999, 1998, and 1997;

      o     no dividend yield;

      o     expected option life of 7 years before exercise or cancellation; and

      o     volatility of 35%.

                             PLAYTEX PRODUCTS, INC.

10. STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes our stock option activity over the past three fiscal years:

                                                        1999                          1998                            1997
                                               ---------------------          ---------------------          ---------------------
                                                            WEIGHTED                       WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                                            EXERCISE                       EXERCISE                       EXERCISE
                                                 SHARES       PRICE             SHARES       PRICE             SHARES       PRICE
                                               ----------   --------          ----------   --------          ----------   --------
 Outstanding at beginning of year..........    4,093,260     $ 11.11          2,816,598     $  9.27          2,315,434     $  9.14
 Granted...................................      788,000       15.50          1,568,000       14.09            636,000        9.59
 Exercised.................................     (160,505)       8.83           (202,673)       8.78            (54,612)       7.88
 Forfeited.................................     (139,429)      13.70            (88,665)      10.96            (80,224)       9.13
                                               ---------                      ---------                      ---------
 Outstanding at end of year................    4,581,326       11.86          4,093,260       11.11          2,816,598        9.27
                                               =========                      =========                      =========

 Options exercisable at year-end...........    2,669,878       10.18          1,912,834        9.21          1,334,087        9.26
  Weighted-average fair value
    of options granted during the year.....                  $  7.48                        $  6.67                        $  4.72

      This table summarizes information about our stock options outstanding at December 25, 1999:

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                    -------------------------------------------      ----------------------------
                                       NUMBER          WEIGHTED                        NUMBER
                                    OUTSTANDING        AVERAGE        WEIGHTED       EXERCISABLE         WEIGHTED
                                         AT            REMAINING       AVERAGE           AT               AVERAGE
                                    DECEMBER 25,      CONTRACTUAL     EXERCISE       DECEMBER 25,        EXERCISE
RANGE OF EXERCISE PRICES                1999             LIFE          PRICES            1999             PRICES
------------------------            ------------      -----------     ---------      ------------        --------
$6.75 to 7.00....................         37,500           4.97       $ 6.7500            37,500         $ 6.7500
$7.00 to 8.00....................        598,366           5.63         7.8750           598,366           7.8750
$8.00 to 9.00....................        167,500           6.44         8.6586           160,700           8.6525
$9.00 to 10.00...................      1,430,328           6.24         9.7904         1,260,966           9.8191
$10.00 to 13.00..................        183,632           7.89        10.1113            70,305          10.1723
$13.00 to 14.00..................        251,000           6.34        13.4741           161,671          13.2412
$14.00 to 15.00..................      1,913,000           8.97        15.0000           380,370          14.6637
                                       ---------                                       ---------
$6.75 to 15.00...................      4,581,326           7.37        11.8640         2,669,878          10.1768
                                       =========                                       =========

                             PLAYTEX PRODUCTS, INC.

11. EARNINGS PER SHARE

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the last three years (in thousands):

                                                                               TWELVE MONTHS ENDED
                                                                    --------------------------------------------
                                                                    DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                                       1999            1998            1997
                                                                    ------------    ------------    ------------
Numerator:
        Net earnings--Basic ....................................      $44,071          $34,230        $14,653
        Adjustment for interest on Convertible Notes ...........          788               --             --
                                                                      -------          -------        -------
        Net earnings--Diluted ..................................      $44,859          $34,230        $14,653
                                                                      =======          =======        =======

Denominator:
        Weighted average shares outstanding--Basic .............       60,481           59,486         50,923
        Adjustment for dilutive effect of employee stock options        1,003              925             83
        Adjustment for dilutive effect of Convertible Notes ....        1,069               --             --
                                                                      -------          -------        -------
        Weighted average shares outstanding--Diluted ...........       62,553           60,411         51,006
                                                                      =======          =======        =======

Basic Earnings Per Share .......................................      $  0.73          $  0.58        $  0.29
Diluted Earnings Per Share .....................................      $  0.72          $  0.57        $  0.29

      Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (has the affect of increasing EPS), the impact of the dilutive securities are not included in the computation.

12. EXTRAORDINARY LOSS

      In July 1997, when we refinanced our debt, we recorded an extraordinary loss of $4.1 million (net of income tax benefit of $2.3 million). The loss was due to the write-off of the unamortized portion of deferred financing costs associated with our previous credit agreement (see Note 7).

13. LEASES

      Our leases are primarily for buildings, manufacturing equipment, company cars and information technology equipment. Future minimum payments under non-cancelable operating leases for fiscal years ending after December 25, 1999 are as follows: $8.7 million in 2000, $7.8 million in 2001, $6.0 million in 2002, $4.9 million in 2003, $4.5 million in 2004 and $6.8 million in later years.

      Rent expense for operating leases amounted to $9.5 million, $8.0 million, and $5.3 million for our last three fiscal years ended 1999, 1998 and 1997.

                             PLAYTEX PRODUCTS, INC.

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

      Defined Benefit Pension Plans--Substantially all of our U.S. hourly and most of our Canadian employees participate in pension plans. At December 25, 1999, approximately 1,215 participants were covered by these plans and approximately 270 of them were receiving benefits.

      Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, will be amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include:

      o expected long-term rate of return on plan assets of 9.75% at December 25, 1999 and 9.0% at December 26, 1998,

      o discount rate of 7.75% at December 25, 1999 and 7.0% at December 26, 1998 used in calculating the projected benefit obligation, and

      o the rate of average future increases in compensation levels was 3.25% at December 25, 1999 and December 26, 1998.

      The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents.

      Net pension expense for our last three fiscal years ended 1999, 1998 and 1997 includes the following components (in thousands):

                                                                 TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
NET PENSION EXPENSE                                      1999            1998            1997
-------------------                                  ------------    ------------    ------------
Service cost--benefits earned during the period        $ 1,094         $   928         $   875
Interest cost on projected benefit obligation .          2,334           2,166           2,003
Expected return on plan assets ................         (3,958)         (3,052)         (2,722)
Amortization of prior service cost ............             84              88              84
Amortization of unrecognized net gain .........           (234)            (79)            (29)
Amortization of transition gain ...............            (41)            (39)            (42)
                                                       -------         -------         -------
    Net pension (benefit) expense .............        $  (721)        $    12         $   169
                                                       =======         =======         =======

                             PLAYTEX PRODUCTS, INC.

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for the twelve months ended December 25, 1999 and December 26, 1998 are as follows (in thousands):

                                                 DECEMBER 25,      DECEMBER 26,
                                                    1999              1998
                                                 ------------      ------------
CHANGE IN BENEFIT OBLIGATION
----------------------------

Benefit obligation at beginning of year ......     $ 33,155         $ 29,116
Service cost .................................        1,094              928
Interest cost ................................        2,334            2,166
Employee contributions .......................           --               80
Actuarial (gain) loss ........................       (2,741)           2,252
Expected benefits paid .......................       (1,348)          (1,175)
Foreign currency exchange rate changes .......          151             (212)
                                                   --------         --------
    Benefit obligation at end of year ........     $ 32,645         $ 33,155
                                                   ========         ========

                                                 DECEMBER 25,      DECEMBER 26,
                                                    1999              1998
                                                 ------------      ------------
CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year     $ 41,317         $ 34,862
Actual return on plan assets .................       22,577            7,890
Employee contributions .......................            4               80
Employer contributions .......................            8               --
Expected benefits paid .......................       (1,348)          (1,175)
Foreign currency exchange rate changes .......          227             (340)
                                                   --------         --------
    Fair value of plan assets at end of year .     $ 62,785         $ 41,317
                                                   ========         ========

                                                 DECEMBER 25,      DECEMBER 26,
                                                    1999              1998
                                                 ------------      ------------
RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status ................................     $ 30,140         $  8,162
Unrecognized transition asset ................         (245)            (271)
Unrecognized prior service cost ..............          355              439
Unrecognized actuarial gain ..................      (27,346)          (6,202)
                                                   --------         --------
    Prepaid benefit cost .....................     $  2,904         $  2,128
                                                   ========         ========

      Postretirement Benefits Other than Pensions--We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Approximately 86% of all U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

                             PLAYTEX PRODUCTS, INC.

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The components of the postretirement net periodic benefit expense for the twelve months ended December 25, 1999, December 26, 1998, and December 27, 1997 are as follows (in thousands):

                                                               TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                        1999            1998            1997
                                                     ------------    ------------    ------------
NET PERIODIC POSTRETIREMENT EXPENSE
-----------------------------------

Service cost--benefits earned during the period        $  424          $  347          $  240
Interest cost on accumulated benefit obligation           858             813             621
Amortization of prior service cost ............           217             217             217
Recognized actuarial loss .....................            69              54              --
                                                       ------          ------          ------
    Net periodic postretirement expense .......        $1,568          $1,431          $1,078
                                                       ======          ======          ======

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plan for the twelve months ended December 25, 1999 and December 26, 1998 are as follows (in thousands):

                                                  DECEMBER 25,      DECEMBER 26,
CHANGE IN BENEFIT OBLIGATION                          1999             1998
----------------------------                      ------------      ------------

Benefit obligation at beginning of year ......      $ 12,599         $  8,938
Service cost .................................           424              347
Interest cost ................................           858              813
Employee contributions .......................           184              131
Plan amendments ..............................            21              327
Actuarial (gain) loss ........................        (1,197)           2,309
Benefits paid ................................          (897)            (266)
                                                    --------         --------
    Benefit obligation at end of year ........      $ 11,992         $ 12,599
                                                    ========         ========

CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year      $     --         $     --
Employer contributions .......................           713              135
Employee contributions .......................           184              131
Expected benefits paid .......................          (897)            (266)
                                                    --------         --------
    Fair value of plan assets at end of year .      $     --         $     --
                                                    ========         ========

RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status ................................      $(11,992)        $(12,599)
Unrecognized prior service cost ..............         1,252            1,469
Unrecognized actuarial loss ..................         1,038            2,306
                                                    --------         --------
    Net amount accrued at year-end ...........      $ (9,702)        $ (8,824)
                                                    ========         ========

                             PLAYTEX PRODUCTS, INC.

14.  PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      The assumed health care cost trend rate and discount rate was 8.0% and 7.0% in 1999 compared to 8.5% and 7.5% in 1998. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.25% is reached in 2005. A one percentage point increase in the assumed health care costs trend rate increases the sum of the service and interest costs components of the fiscal 1999 net periodic postretirement benefit expense by 17%, and the accumulated postretirement benefit obligation as of December 25, 1999 by 13%. A one percentage point decrease in the assumed health care costs trend rate decreases the sum of the service and interest costs components of the fiscal 1999 net periodic postretirement benefit expense by 14% and the accumulated postretirement benefit obligation by 11%.

      Defined Contribution Benefit Plans--We also provide two non-contributory defined contribution plans and a contributory 401(k) plan covering various employee groups. The amounts charged to earnings for the defined contribution plans totaled $4.9 million, $4.8 million and $4.1 million for our last three fiscal years ended 1999, 1998, and 1997.

15. RELATED PARTY TRANSACTIONS

      Under a consulting agreement which began in the third quarter of 1995, we retained our prior chief executive officer, who owns 58.5% of the Apparel Partnership, as a consultant for a five-year period at an annual fee of $250,000 plus expenses and certain benefits. In August 1999, we amended the consulting agreement to extend it an additional five-years at no additional cost to the Company. Rather, we agreed to pay office and secretarial support costs during the five year extension period in place of the final one and one quarter years of consulting fees. The consulting agreement does not require the individual to devote any minimum amount of time to the performance of consulting services.

16. BUSINESS AND CREDIT CONCENTRATIONS

      Most of our customers are dispersed throughout the United States and Canada. No single customer accounted for more than 10% of our consolidated net sales in 1999, 1998, or 1997 with the exception of our largest customer (approximately 21% in 1999, 23% in 1998, and 20% in 1997). Sales to this customer were made primarily from our two largest business segments. At December 25, 1999 and December 26, 1998, no account receivable from any customer was significant, except for our largest customer (approximately $32.7 million in 1999 and $24.8 million in 1998). Aggregate receivables from high risk customers are not considered significant and we estimate, based upon past experience, that we have sufficient reserves to cover any losses arising from those accounts.

17. DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH, RECEIVABLES, ACCOUNTS PAYABLE, INCOME TAXES and ACCRUED EXPENSES--The carrying amounts approximate fair value because of the short-term maturity of these instruments.

      VARIABLE RATE DEBT--The carrying amounts approximate fair value because the rate of interest on borrowings under the credit agreement is, at our option, a function of various alternative short-term borrowing rates.

                             PLAYTEX PRODUCTS, INC.

17. DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         LONG-TERM DEBT, INTEREST RATE DERIVATIVES, and OTHER FINANCIAL INSTRUMENTS--The fair value of the following financial instruments was estimated at December 25, 1999 and December 26, 1998 as follows (in thousands):

                                                                 DECEMBER 25, 1999               DECEMBER 26, 1998
                                                             ------------------------        ------------------------
                                                              CARRYING      ESTIMATED         CARRYING      ESTIMATED
                                                               AMOUNT      FAIR VALUE          AMOUNT      FAIR VALUE
                                                              --------     ----------         --------     ----------
9% Senior Subordinated Notes (a)...........................  $  360,000    $  358,200        $  360,000    $  373,500
8 7/8% Senior Notes (a)....................................     150,000       150,563           150,000       157,875
6% Convertible Subordinated Notes due 2004(b)..............      50,000        48,542                --            --
15% Notes due from Playtex Apparel Partners, L.P. (c)......      80,017        80,017            80,017        80,017
15 1/2% Subordinated Notes due to Playtex Apparel
   Partners, L.P. (c)......................................      78,386        78,386            78,386        78,386
Other noncurrent assets (d)................................       4,844         4,786             3,112         3,082
Noncurrent liabilities (d).................................      12,267        12,190            14,049        13,887
Interest Rate Swap (e).....................................          --           402                --        (2,090)

----------

(a) The estimated fair values were based on the average range of bid/ask quotes provided by independent securities dealers.

(b) The estimated fair value was based on the net present value of the interest and principal payments.

(c) The estimated fair values were based on the amount of future cash flows associated with these instruments, discounted using an appropriate interest rate.

(d) The estimated fair values were based on a combination of actual cost associated with recent purchases or the amount of future cash flows discounted using our borrowing rate for similar instruments.

(e) The estimated fair value was based upon quoted market price (Mark to Market).

                             PLAYTEX PRODUCTS, INC.

18. QUARTERLY DATA (UNAUDITED)

      The following is a summary of our quarterly results of operations and market price data for our common stock for our last two fiscal years ended 1999 and 1998 (in thousands, except per share data):

                                              FIRST              SECOND            THIRD              FOURTH
FISCAL 1999                                  QUARTER             QUARTER          QUARTER             QUARTER
-----------                                -----------        -----------       -----------        ----------
Net sales...............................   $   190,452        $   209,195       $   187,926        $  200,138
Operating earnings......................        42,379             39,079            34,406            39,365
Net earnings............................        13,571             11,665             8,029            10,806
Earnings per share (a):
    Net earnings--basic and diluted.....   $       .22        $       .19       $       .13        $      .18

Market price--high......................   $        17 1/8    $        17       $        16 5/8    $       15 1/8
            --low.......................   $        13 1/2    $        14       $        13 1/16   $       11 1/2

                                              FIRST              SECOND            THIRD              FOURTH
FISCAL 1998                                  QUARTER             QUARTER          QUARTER             QUARTER
-----------                                -----------        -----------       -----------        ----------
Net sales...............................   $   172,689        $   177,560       $   162,597        $   156,767
Operating earnings......................        37,719             34,398            31,771             27,546
Net earnings............................        11,310              9,104             7,923              5,893
Earnings per share (a):
    Net earnings--basic and diluted.....   $       .20        $       .15       $       .13        $       .10

Market price--high......................   $        14 15/16  $        17       $        17 1/8    $        16 3/4
            --low.......................   $         9 7/16   $        13 5/16  $        10 1/8    $        12 1/4

----------

(a) Earnings per share data are computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

8 7/8% SENIOR NOTES DUE 2004

      The 8 7/8% Senior Notes are guaranteed by the following wholly-owned subsidiaries:

      o Playtex Sales & Services, Inc. ("PSSI"). PSSI provides sales solicitation, management and administrative services to us and our U.S. affiliates.

      o Playtex Manufacturing, Inc. ("PMI"). PMI is a contract manufacturer and contract research and development services provider for us and our U.S. affiliates.

      o Playtex Beauty Care, Inc. ("PBCI"). PBCI is a manufacturer and distributor of JHIRMACK hair care products (through May 12, 1999).

                             PLAYTEX PRODUCTS, INC.

19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

      o Playtex Investment Corp. ("PIC"). PIC is an investment holding company which holds the Apparel Debentures (see Note 6).

      o Playtex International Corp. ("PINTL"). PINTL is the sole shareholder of Playtex Limited, a manufacturer and distributor of Playtex products in Canada.

      o TH Marketing Corp. ("THMC"). THMC is the sole shareholder of Playtex Foreign Sales Corporation.

      o SmileTote, Inc. ("STI"). STI owns certain intangible assets associated with our infant feeding business.

      o Sun Pharmaceuticals Corp. ("Sun"). Sun owns the BANANA BOAT trade name and certain other intangible assets associated with the BANANA BOAT business. Sun distributes its products outside the U.S. and Puerto Rico and to certain U.S. distributors excluding the Company.

      o Personal Care Group, Inc. ("PCG"). PCG is the owner of various personal care related intangible assets.

      o Personal Care Holdings, Inc. ("PCH"). PCH is the sole shareholder of PCG.

      o Carewell Industries, Inc. ("Carewell"). Carewell is the owner of certain dental care related intangible assets.

      The guarantors are joint and several guarantors of the 8 7/8% Senior Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the credit agreement.

The following wholly-owned subsidiaries are non guarantors of the 8 7/8% Senior
Notes:

      o     Playtex Limited. Playtex Limited is our Canadian subsidiary.

      o Playtex Foreign Sales Corporation ("PFSC"). PFSC is a foreign sales corporation as defined by Internal Revenue Code Section 922, and

      o Personal Care Group Australia PTY LTD ("PCG Aust"). PCG Aust is a distributor of personal care products in Australia and New Zealand.

      The information which follows presents our condensed financial position as of December 25, 1999 and December 26, 1998 and our condensed statements of earnings and cash flows for each of our last three fiscal years ended 1999, 1998, and 1997. The presentation is made based on:

      o     the Company on a consolidated basis,

      o     the parent company only,

      o     the combined guarantors, and

      o     the combined non-guarantors.

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                      ASSETS                      CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
Current assets..................................  $    243,854     $           8     $    141,526       $    86,737      $   15,583
Investment in subsidiaries......................            --          (442,503)         431,493            11,010              --
Intercompany receivable.........................            --          (111,397)          42,387            67,974           1,036
Net property, plant and equipment...............       107,193                --              135           106,091             967
Intangible assets...............................       712,744                --          486,725           226,019              --
Other noncurrent assets.........................        84,861              (500)           4,844            80,517              --
                                                  ------------     -------------     ------------       -----------      ----------
    Total assets................................  $  1,148,652     $    (554,392)    $  1,107,110       $   578,348      $   17,586
                                                  ============     =============     ============       ===========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................  $    151,848     $        (252)    $    142,621       $     5,112      $    4,367
Intercompany payable...........................             --          (111,397)              --           108,781           2,616
Long-term debt..................................     1,042,449              (506)       1,042,955                --              --
Other noncurrent liabilities....................        49,223                --           16,402            33,227            (406)
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities...........................     1,243,520          (112,155)       1,201,978           147,120           6,577
Stockholders' equity............................       (94,868)         (442,237)         (94,868)          431,228          11,009
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities and stockholders' equity..  $  1,148,652     $    (554,392)    $  1,107,110       $   578,348      $   17,586
                                                  ============     =============     ============       ===========      ==========

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                               NON-
                      ASSETS                      CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
Current assets..................................  $    189,146     $           8     $    116,377       $    61,001      $   11,760
Investment in subsidiaries......................            --          (297,273)         288,177             9,095               1
Intercompany receivable.........................            --           (88,942)          33,343            54,076           1,523
Net property, plant and equipment...............        78,906                --            1,368            76,705             833
Intangible assets...............................       548,040                --          312,890           235,145               5
Other noncurrent assets.........................        83,129              (500)           3,112            80,517              --
                                                  ------------     -------------     ------------       -----------      ----------
    Total assets................................  $    899,221     $    (386,707)    $    755,267       $   516,539      $   14,122
                                                  ============     =============     ============       ===========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................  $    110,598     $          26     $     99,582       $     7,297      $    3,693
Intercompany payable...........................             --           (88,942)        (106,170)          193,477           1,635
Long-term debt..................................       886,261              (500)         886,761                --              --
Other noncurrent liabilities....................        43,337                --           16,069            27,588            (320)
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities...........................     1,040,196           (89,416)         896,242           228,362           5,008
Stockholders' equity............................      (140,975)         (297,291)        (140,975)          288,177           9,114
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities and stockholders' equity..  $    899,221     $    (386,707)    $    755,267       $   516,539      $   14,122
                                                  ============     =============     ============       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net revenues...................................   $   787,711       $  (399,075)     $   741,983       $   398,280      $   46,523
 Cost of sales..................................       331,242          (294,977)         321,882           280,166          24,171
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       456,469          (104,098)         420,101           118,114          22,352
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       280,176          (104,098)         281,579            84,135          18,560
 Amortization of intangibles....................        21,064                --           14,060             7,004              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       301,240          (104,098)         295,639            91,139          18,560
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................       155,229                --          124,462            26,975           3,792
 Interest expense, net..........................        78,961                --           91,070           (12,003)           (106)
 Equity in net earnings of subsidiaries.........            --            28,724          (25,935)           (2,789)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        76,268           (28,724)          59,327            41,767           3,898
 Income taxes...................................        32,197                --           15,256            15,832           1,109
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    44,071       $   (28,724)     $    44,071       $    25,935      $    2,789
                                                   ===========       ===========      ===========       ===========      ==========

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net revenues...................................   $   669,613       $  (307,484)     $   595,947       $   341,183      $   39,967
 Cost of sales..................................       277,555          (218,942)         244,496           233,988          18,013
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       392,058           (88,542)         351,451           107,195          21,954
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       243,288           (88,542)         235,355            77,159          19,316
 Amortization of intangibles....................        17,336                --           10,656             6,680              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       260,624           (88,542)         246,011            83,839          19,316
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................       131,434                --          105,440            23,356           2,638
 Interest expense, net..........................        71,518                --           83,621           (12,004)            (99)
 Equity in net earnings of subsidiaries.........            --            25,234          (23,269)           (1,965)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        59,916           (25,234)          45,088            37,325           2,737
 Income taxes...................................        25,686                --           10,858            14,055             773
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    34,230       $   (25,234)     $    34,230       $    23,270      $    1,964
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net revenues...................................   $   500,632       $  (226,874)     $   443,673       $   245,797      $   38,036
 Cost of sales..................................       195,980          (177,208)         186,482           168,411          18,295
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       304,652           (49,666)         257,191            77,386          19,741
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       192,056           (49,666)         160,671            62,606          18,445
 Amortization of intangibles....................        12,894                --           10,618             2,276              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       204,950           (49,666)         171,289            64,882          18,445
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................        99,702                --           85,902            12,504           1,296
 Interest expense, net..........................        64,470                --           76,594           (12,003)           (121)
 Equity in net earnings of subsidiaries.........            --            17,216          (16,110)           (1,106)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        35,232           (17,216)          25,418            25,613           1,417
 Income taxes...................................        16,501                --            6,687             9,503             311
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before extraordinary loss.........        18,731           (17,216)          18,731            16,110           1,106
 Extraordinary loss on early payoff
     of debt, net...............................        (4,078)               --           (4,078)               --              --
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    14,653       $   (17,216)     $    14,653       $    16,110      $    1,106
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net earnings.....................................  $   44,071       $   (28,724)      $   44,071       $    25,935      $    2,789
     Non-cash items included in earnings:
        Amortization of intangibles...............      21,064                --           14,060             7,004              --
        Amortization of deferred financing
             costs................................       3,398                --            3,398                --              --
        Depreciation..............................       9,847                --               59             9,504             284
        Deferred taxes............................       9,070                --            2,244             6,895             (69)
        Other, net................................        (113)           28,724          (31,385)            1,797             751
     Increase in net working capital..............     (31,050)               --           (2,229)          (27,647)         (1,174)
     Increase in amounts due to Parent............          --                --          (24,139)           22,658           1,481
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows from operations.......      56,287                --            6,079            46,146           4,062
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (20,802)               --           18,186           (38,968)            (20)
     Businesses acquired..........................    (210,109)               --         (210,109)               --              --
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows used for investing
                activities........................    (230,911)               --         (191,923)          (38,968)            (20)
 Cash flows used for financing activities:
     Net borrowings under working capital
        facilities and long-term debt
        obligations...............................     176,126                --          176,126                --              --
     Payment of financing costs...................      (2,480)               --           (2,480)               --              --
     Issuance of shares of common stock, net......       1,633                --            1,633                --              --
     Receipt (payment) of dividends...............          --                --            8,955            (7,645)         (1,310)
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows provided by
                (used for) financing activities...     175,279                --          184,234            (7,645)         (1,310)
 Increase in cash.................................         655                --           (1,610)             (467)          2,732
 Cash at beginning of period......................       6,871                 8            3,462               468           2,933
                                                    ----------       -----------       ----------       -----------      ----------
 Cash at end of period............................  $    7,526       $         8       $    1,852       $         1      $    5,665
                                                    ==========       ===========       ==========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                              NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS      GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net earnings.....................................  $   34,230       $   (25,234)      $   34,230       $    23,270     $    1,964
     Non-cash items included in earnings:
        Amortization of intangibles...............      17,336                --           10,656             6,680             --
        Amortization of deferred financing
             costs................................       2,995                --            2,995                --             --
        Depreciation..............................       9,690                --               72             9,376            242
        Deferred taxes............................       6,244                --            8,318            (2,107)            33
        Other, net................................          36            25,242          (50,682)           26,117           (641)
     Increase in net working capital..............     (17,314)               --            4,330           (21,027)          (617)
     Increase in amounts due to Parent............          --                --           18,938           (19,775)           837
                                                    ----------       -----------       ----------       -----------     ----------
             Net cash flows from operations.......      53,217                 8           28,857            22,534          1,818
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (16,405)               --           (1,701)          (14,421)          (283)
     Businesses acquired..........................    (106,581)               --         (106,581)               --             --
                                                    ----------       -----------       ----------       -----------     ----------
             Net cash flows used for investing
                activities........................    (122,986)               --         (108,282)          (14,421)          (283)
 Cash flows used for financing activities:
     Net borrowings under working capital
        facilities and long-term debt
        obligations...............................      73,950                --           73,950                --             --
     Payment of financing costs...................      (2,692)               --           (2,692)               --             --
     Issuance of shares of common stock, net......       2,151                --            2,151                --             --
     Receipt (payment) of dividends...............          --                --            8,810            (7,645)        (1,165)
                                                    ----------       -----------       ----------       -----------     ----------
             Net cash flows provided by
                (used for) financing activities...      73,409                --           82,219            (7,645)        (1,165)
 Increase in cash.................................       3,640                 8            2,794               468            370
 Cash at beginning of period......................       3,231                --              668                --          2,563
                                                    ----------       -----------       ----------       -----------     ----------
 Cash at end of period............................  $    6,871       $         8       $    3,462       $       468     $    2,933
                                                    ==========       ===========       ==========       ===========     ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                         PARENT                             NON-
                                                  CONSOLIDATED      ELIMINATIONS         COMPANY        GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------      ----------
 Net earnings.....................................  $   14,653        $  (17,216)      $   14,653        $   16,110       $   1,106
     Non-cash items included in earnings:
        Extraordinary loss........................       4,078                --            4,078                --              --
        Amortization of intangibles...............      12,894                --           10,618             2,276              --
        Amortization of deferred financing
             costs................................       2,163                --            2,163                --              --
        Depreciation..............................       7,520                --               94             7,191             235
        Deferred taxes............................       5,493                --            3,752             1,798             (57)
        Other, net................................         249            17,216          (16,742)               42            (267)
     Increase in net working capital..............     (30,182)               --          (15,852)          (11,173)         (3,157)
                                                    ----------        ----------       ----------        ----------       ---------
             Net cash flows from operations.......      16,868                --            2,764            16,244          (2,140)
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................      (9,004)               --              (82)           (8,599)           (323)
                                                    ----------        ----------       ----------        ----------       ---------
             Net cash flows used for investing
                activities........................      (9,004)               --              (82)           (8,599)           (323)
 Cash flows used for financing activities:
     Net repayments under working capital
        facilities and long-term debt
        obligations...............................      (1,900)               --           (1,900)               --              --
     Payment of financing costs...................      (9,367)               --           (9,367)               --              --
     Issuance of shares of common stock, net......         429                --              429                --              --
     Receipt (payment) of dividends...............          --                --            7,645            (7,645)             --
                                                    ----------        ----------       ----------        ----------       ---------
             Net cash flows used for financing
                activities........................     (10,838)               --           (3,193)           (7,645)             --
 Decrease in cash.................................      (2,974)               --             (511)               --          (2,463)
 Cash at beginning of period......................       6,205                --            1,179                --           5,026
                                                    ----------        ----------       ----------        ----------       ---------
 Cash at end of period............................  $    3,231        $       --       $      668        $       --       $   2,563
                                                    ==========        ==========       ==========        ==========       =========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

9% SENIOR SUBORDINATED NOTES DUE 2003

      The 9% Notes are guaranteed by the following wholly-owned subsidiaries:

      o     PSSI,
      o     PMI,
      o     THMC,
      o     STI,
      o     Sun,
      o     PCG,
      o     PCH, and
      o     Carewell.

      The guarantors are joint and several guarantors of the 9% Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the credit agreement.

The following wholly-owned subsidiaries are non-guarantors of the 9% Notes:

      o     PBCI,
      o     PIC,
      o     PINTL,
      o     Playtex Limited,
      o     PFSC, and
      o     PCG Aust.

      The information which follows presents our condensed financial position as of December 25, 1999 and December 26, 1998 and our condensed statements of earnings and cash flows for each of our last three fiscal years ended 1999, 1998, and 1997. The presentation is made based on:

      o     the Company on a consolidated basis,

      o     the parent company only,

      o     the combined guarantors, and

      o     the combined non-guarantors.

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
                      ASSETS
Current assets................................... $    243,854     $           8     $    141,526       $    86,736     $    15,584
Investment in subsidiaries.......................           --          (434,044)         431,493             1,411           1,140
Intercompany receivable..........................           --          (111,397)          42,387            67,409           1,601
Net property, plant and equipment................      107,193                --              135           106,091             967
Intangible assets................................      712,744                --          486,725           226,019              --
Other noncurrent assets..........................       84,861              (500)           4,844                --          80,517
                                                  ------------     -------------     ------------       -----------     -----------
    Total assets................................. $  1,148,652     $    (545,933)    $  1,107,110       $   487,666     $    99,809
                                                  ============     =============     ============       ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................. $    151,848     $        (252)    $    142,621       $     5,112     $     4,367
Intercompany payable.............................           --          (111,397)              --           107,396           4,001
Long-term debt...................................    1,042,449              (506)       1,042,955                --              --
Other noncurrent liabilities.....................       49,223                --           16,402            16,414          16,407
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities............................    1,243,520          (112,155)       1,201,978           128,922          24,775
Stockholders' equity.............................      (94,868)         (433,778)         (94,868)          358,744          75,034
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities and stockholders' equity... $  1,148,652     $    (545,933)    $  1,107,110       $   487,666     $    99,809
                                                  ============     =============     ============       ===========     ===========

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
                      ASSETS
Current assets................................... $    189,146     $           8     $    116,377       $    59,014     $    13,747
Investment in subsidiaries.......................           --          (290,631)         288,177             1,146           1,308
Intercompany receivable..........................           --           (88,942)          33,343            53,631           1,968
Net property, plant and equipment................       78,906                --            1,368            76,312           1,226
Intangible assets................................      548,040                --          312,890           233,233           1,917
Other noncurrent assets..........................       83,129              (500)           3,112                --          80,517
                                                  ------------     -------------     ------------       -----------     -----------
    Total assets................................. $    899,221     $    (380,065)    $    755,267       $   423,336     $   100,683
                                                  ============     =============     ============       ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................. $    110,598     $          26     $     99,582       $     6,419     $     4,571
Intercompany payable.............................           --           (88,942)        (106,170)           64,861         130,251
Long-term debt...................................      886,261              (500)         886,761                --              --
Other noncurrent liabilities.....................       43,337                --           16,069             9,350          17,918
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities............................    1,040,196           (89,416)         896,242            80,630         152,740
Stockholders' equity.............................     (140,975)         (290,649)        (140,975)          342,706         (52,057)
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities and stockholders' equity... $    899,221     $    (380,065)    $    755,267       $   423,336     $   100,683
                                                  ============     =============     ============       ===========     ===========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net revenues....................................  $   787,711     $    (399,103)     $   741,983       $   395,950      $   48,881
 Cost of sales...................................      331,242          (294,977)         321,882           278,428          25,909
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit................................      456,469          (104,126)         420,101           117,522          22,972
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative.........      280,176          (104,126)         281,579            83,118          19,605
 Amortization of intangibles.....................       21,064                --           14,060             6,976              28
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses....................      301,240          (104,126)         295,639            90,094          19,633
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings..........................      155,229                --          124,462            27,428           3,339
 Interest expense, net...........................       78,961                --           91,070                --         (12,109)
 Equity in net earnings of subsidiaries..........           --            31,060          (25,935)           (1,586)         (3,539)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes................       76,268           (31,060)          59,327            29,014          18,987
 Income taxes....................................       32,197                --           15,256            11,581           5,360
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings................................  $    44,071     $     (31,060)     $    44,071       $    17,433      $   13,627
                                                   ===========     =============      ===========       ===========      ==========

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net revenues....................................  $   669,613     $    (309,131)     $   595,947       $   333,196      $   49,601
 Cost of sales...................................      277,555          (219,148)         244,496           228,690          23,517
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit................................      392,058           (89,983)         351,451           104,506          26,084
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative.........      243,288           (89,983)         235,355            72,767          25,149
 Amortization of intangibles.....................       17,336                --           10,656             6,612              68
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses....................      260,624           (89,983)         246,011            79,379          25,217
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings..........................      131,434                --          105,440            25,127             867
 Interest expense, net...........................       71,518                --           83,621                (1)        (12,102)
 Equity in net earnings of subsidiaries..........           --            27,186          (23,269)           (1,317)         (2,600)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes................       59,916           (27,186)          45,088            26,445          15,569
 Income taxes....................................       25,686                --           10,858            10,311           4,517
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings................................  $    34,230     $     (27,186)     $    34,230       $    16,134      $   11,052
                                                   ===========     =============      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net revenues...................................   $   500,632     $    (226,538)     $   443,673       $   230,102      $   53,395
 Cost of sales..................................       195,980          (176,872)         186,482           160,609          25,761
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit...............................       304,652           (49,666)         257,191            69,493          27,634
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       192,056           (49,666)         160,671            51,826          29,225
 Amortization of intangibles....................        12,894                --           10,618             2,208              68
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses...................       204,950           (49,666)         171,289            54,034          29,293
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings (loss)..................        99,702                --           85,902            15,459          (1,659)
 Interest expense, net..........................        64,470                --           76,594                --         (12,124)
 Equity in net earnings of subsidiaries.........            --            18,418          (16,110)           (1,154)         (1,154)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes...............        35,232           (18,418)          25,418            16,613          11,619
 Income taxes...................................        16,501                --            6,687             6,229           3,585
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before extraordinary loss.........        18,731           (18,418)          18,731            10,384           8,034
 Extraordinary loss on early payoff
     of debt, net...............................        (4,078)               --           (4,078)               --              --
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings...............................   $    14,653     $     (18,418)     $    14,653       $    10,384      $    8,034
                                                   ===========     =============      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net earnings....................................  $    44,071       $   (31,060)     $    44,071       $    17,433      $   13,627
     Non-cash items included in earnings:
         Amortization of intangibles.............       21,064                --           14,060             6,976              28
         Amortization of deferred financing
              costs..............................        3,398                --            3,398                --              --
         Depreciation............................        9,847                --               59             9,469             319
         Deferred taxes..........................        9,070                --            2,244             6,995            (169)
         Other, net..............................         (113)           31,060          (31,385)            1,088            (876)
     (Increase) decrease in net
         working capital.........................      (31,050)               --           (2,229)          (29,633)            812
     Increase in amounts due to Parent...........           --                --          (24,139)           26,531          (2,392)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows from operations.....       56,287                --            6,079            38,859          11,349
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment...............................      (20,802)               --           18,186           (39,326)            338
     Businesses acquired.........................     (210,109)               --         (210,109)               --              --
                                                   ------------      -----------      -----------       -----------      ----------
              Net cash flows used for
                  investing activities...........     (230,911)               --         (191,923)          (39,326)            338
 Cash flows used for financing activities:
     Net borrowings under working capital
         facilities and long-term debt
         obligations.............................      176,126                --          176,126                --              --
     Payment of financing costs..................       (2,480)               --           (2,480)               --              --
     Issuance of shares of common stock..........        1,633                --            1,633                --              --
     Receipt (payment) of dividends..............           --                --            8,955                --          (8,955)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  financing activities...........      175,279                --          184,234                --          (8,955)
  Increase in cash...............................          655                --           (1,610)             (467)          2,732
 Cash at beginning of period.....................        6,871                 8            3,462               467           2,934
                                                   -----------       -----------      -----------       -----------      ----------
 Cash at end of period...........................  $     7,526       $         8      $     1,852       $        --      $    5,666
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1998
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net earnings....................................  $    34,230       $   (27,186)     $    34,230       $    16,134      $   11,052
     Non-cash items included in earnings:
         Amortization of intangibles.............       17,336                --           10,656             6,612              68
         Amortization of deferred financing
              costs..............................        2,995                --            2,995                --              --
         Depreciation............................        9,690                --               72             9,261             357
         Deferred taxes..........................        6,244                --            8,318            (1,558)           (516)
         Other, net..............................           36            27,194          (50,682)           25,860          (2,336)
     (Increase) decrease in net
         working capital.........................      (17,314)               --            4,330           (21,935)            291
     Increase in amounts due to Parent...........           --                --           18,938           (19,486)            548
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows from operations.....       53,217                 8           28,857            14,888           9,464
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment...............................      (16,405)               --           (1,701)          (14,421)           (283)
     Businesses acquired.........................     (106,581)               --         (106,581)               --              --
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  investing activities...........     (122,986)               --         (108,282)          (14,421)           (283)
 Cash flows used for financing activities:
     Net borrowings under working capital
         facilities and long-term debt
         obligations.............................       73,950                --           73,950                --              --
     Payment of financing costs..................       (2,692)               --           (2,692)               --              --
     Issuance of shares of common stock..........        2,151                --            2,151                --              --
     Receipt (payment) of dividends..............           --                --            8,810                --          (8,810)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  financing activities...........       73,409                --           82,219                --          (8,810)
  Increase in cash...............................        3,640                 8            2,794               467             371
 Cash at beginning of period.....................        3,231                --              668                --           2,563
                                                   -----------       -----------      -----------       -----------      ----------
 Cash at end of period...........................  $     6,871       $         8      $     3,462       $       467      $    2,934
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1997
(In thousands)

                                                                                       PARENT                               NON-
                                                  CONSOLIDATED      ELIMINATIONS       COMPANY          GUARANTORS       GUARANTORS
                                                  ------------     -------------     ------------       -----------     -----------
 Net earnings..................................... $    14,653     $     (18,418)     $    14,653       $    10,384      $    8,034
     Non-cash items included in earnings:
         Extraordinary loss.......................       4,078                --            4,078                --              --
         Amortization of intangibles..............      12,894                --           10,618             2,208              68
         Amortization of deferred financing
              costs...............................       2,163                --            2,163                --              --
         Depreciation.............................       7,520                --               94             7,074             352
         Deferred taxes...........................       5,493                --            3,752             1,823             (82)
         Other, net...............................         249            18,418          (16,742)               (5)         (1,422)
     Increase in net working capital..............     (30,182)               --          (15,852)          (12,943)         (1,387)
                                                   -----------     -------------      -----------       -----------      ----------
              Net cash flows from operations......      16,868                --            2,764             8,541           5,563
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment................................      (9,004)               --              (82)           (8,541)           (381)
                                                   -----------     -------------      -----------       -----------      ----------
              Net cash flows used for investing
                  activities......................      (9,004)               --              (82)           (8,541)           (381)
 Cash flows used for financing activities:
     Net payments under working capital
         facilities and long-term debt
         obligations..............................      (1,900)               --           (1,900)               --              --
     Payment of financing costs...................      (9,367)               --           (9,367)               --              --
     Issuance of shares of common stock...........         429                --              429                --              --
     Receipt (payment) of dividends...............          --                --            7,645                --          (7,645)
                                                   -----------     -------------      -----------       -----------      ----------
              Net cash flows used for financing
                  activities......................     (10,838)               --           (3,193)               --          (7,645)
 Decrease in cash.................................      (2,974)               --             (511)               --          (2,463)
 Cash at beginning of period......................       6,205                --            1,179                --           5,026
                                                   -----------     -------------      -----------       -----------      ----------
 Cash at end of period............................ $     3,231     $          --      $       668       $        --      $    2,563
                                                   ===========     =============      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

      We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the twelve months ended December 25, 1999, December 26, 1998 and December 27, 1997 included on pages F-14 through F-53 in the Company's Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule, on page 22 in the Company's Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playtex Products, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998 and the results of their earnings and their cash flows for the twelve months ended December 25, 1999, December 26, 1998 and December 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/s/ KPMG LLP

January 27, 2000
Stamford, Connecticut

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

      The Company maintains systems of accounting and internal control designed to provide reasonable assurance that assets are safeguarded against loss, and transactions are executed and recorded properly so as to ensure that the financial records are reliable for preparing financial statements.

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


/s/ MICHAEL R. GALLAGHER
Chief Executive Officer
   and Director


/s/ GLENN A. FORBES
Executive Vice President and
   Chief Financial Officer

January 27, 2000
Westport, Connecticut

                             PLAYTEX PRODUCTS, INC.

                               OTHER INFORMATION

CORPORATE INFORMATION

      Our common stock is traded on the New York Stock Exchange under the symbol PYX. We do not pay dividends on our common stock and it is our policy to retain earnings for use in our business. Under our debt agreements, we are restricted from paying dividends unless we meet certain specified financial criteria immediately following such payment.

STOCK TRANSFER AGENT AND REGISTRAR

ChaseMellon Shareholder Services, L.L.C.
P.O. Box 3315
South Hackensack, New Jersey 07606-1915
(800)851-9677
www.chasemellon.com

INDEPENDENT AUDITORS

KPMG LLP
3001 Summer Street
Stamford, CT 06905

CORPORATE OFFICES

Playtex Products, Inc.
300 Nyala Farms Road
Westport, CT 06880

                             PLAYTEX PRODUCTS, INC.

                               OTHER INFORMATION

BOARD OF DIRECTORS

  Robert B. Haas                Chairman of the Board Playtex Products, Inc. and
                                  Chairman of the Board and Chief Executive
                                  Officer of Haas Wheat & Partners Incorporated

  Michael R. Gallagher          Chief Executive Officer

  Richard C. Blum               Chairman of the Board and President of BLUM
                                  Capital Partners, L.P.

  Michael R. Eisenson           President and Chief Executive Officer of
                                  Charlesbank Capital Partners, LLC

  Timothy O. Fisher             Vice President of The Hillman Group

  C. Ann Merrifield             President of Genzyme Genetics

  Jeffrey W. Ubben              Managing Partner of BLUM Capital Partners, L.P.

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

  Douglas D. Wheat              President of Haas Wheat & Partners Incorporated

  Kenneth F. Yontz              Chairman of the Board, President and Chief
                                  Executive Officer of Sybron International
                                  Corporation

PRINCIPAL OFFICERS

  Michael R. Gallagher          Chief Executive Officer

  Glenn A. Forbes               Executive Vice President and Chief Financial
                                  Officer

  Richard G. Powers             President, Personal Products Division

  Max R. Recone                 President, Consumer Products Division

  Irwin S. Butensky             Senior Vice President, Biomedical and
                                  Administrative Services

  James S. Cook                 Senior Vice President, Operations

  John D. Leahy                 Senior Vice President, Corporate
                                  Sales/International

  Paul A. Siracusa              Senior Vice President, Research and Development

  Frank M. Sanchez              Vice President, Human Resources

  Vincent S. Viviani            Vice President, Quality Systems

  Paul E. Yestrumskas           Vice President, General Counsel and Secretary

--------------------

                                INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

3(a) Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

3(b)        By-laws of the Company, as amended through May 18, 1999.
            (Incorporated herein by reference to Exhibit 3(b) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999, File No. 33-25485-01.)

4(a) Indenture dated as of February 2, 1994 relating to the 9% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") among Family Products, Playtex and IBJ Schroder Bank & Trust Company, as trustee, including form of Note. (Incorporated herein by reference to Exhibit 4(b) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

4(a)(1) First Supplemental Indenture dated as of March 8, 1994 to the 9% Senior Subordinated Notes among Family Products, Playtex and IBJ Schroder Bank & Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4(b)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 33-25485-01.)

4(a)(2) Second Supplemental Indenture, dated as of June 6, 1995 to the 9% Senior Subordinated Notes among the Company, Playtex Sales & Service, Inc. and IBJ Schroder Bank and Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

4(a)(3) Third Supplemental Indenture, dated as of June 6, 1995 to the 9% Senior Subordinated Notes among the Company, Playtex Manufacturing Inc. and IBJ Schroder Bank and Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

4(a)(4) Fourth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(5) Fifth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(6) Sixth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, BBA Acquisition, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

4(a)(7) Seventh Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of October 31, 1995. (Incorporated herein by reference to Exhibit 4(b)(7) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

4(a)(8) Eighth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of July 21, 1997. (Incorporated herein by reference to Exhibit 4(b)(8) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(a)(9) Ninth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as trustee, dated as of August 27, 1997. (Incorporated herein by reference to Exhibit 4(b)(9) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(a)(10) Tenth Supplemental Indenture to the 9% Senior Subordinated Notes among Playtex Products, Inc., as Issuer, TH Marketing Corp., and Smile-Tote Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Trustee, dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 4(b)(10) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

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

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

4(c) Indenture dated as of July 21, 1997 relating to the 8 7/8% Senior Notes due 2004 (the "Senior Notes") among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex Investment Corp., Playtex International Corp., Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively, the "Guarantors") and Marine Midland Bank, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(1) Form of Exchange Notes relating to the Senior Notes (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(2) Registration Rights Agreement relating to the Senior Notes, among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchaser") (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(3) Purchase Agreement, dated as of July 14, 1997 relating to the 8 7/8 Senior Notes due 2004 (the "Senior Notes") among Playtex Products, Inc., as Issuer, Playtex Beauty Care, Inc., Playtex Investment Corp., Playtex International Corp., Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Smile-Tote, Inc., Sun Pharmaceuticals Corp., TH Marketing Corp. (Collectively, the "Guarantors") and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 21, 1997.)

4(c)(4) First Supplemental Indenture relating to the 8 7/8 Senior Notes, dated as of January 28, 1998 among the Company, Personal Care Holdings, Inc. ("PCH"), Personal Care Group, Inc. ("PCG") and Carewell Industries, Inc. ("Carewell"), (each of PCH, PCG and Carewell being referred to as a Guarantor), and Marine Midland Bank as trustee. (Incorporated herein by reference to Exhibit 4(e)(4) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

4(d) Indenture relating to the 6% Convertible Notes, dated as of January 29, 1999, between Playtex Products, Inc. and Marine Midland Bank. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1999, File No. 33-25485-01.)

10(a) Credit Agreement, dated as of July 21, 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo Bank, N.A. ("Wells Fargo"), as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 21, 1997.)

10(a)(1) First Amendment to the Credit Agreement, dated as of January 28, 1998, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10(a)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

10(a)(2) Second Amendment to the Credit Agreement, dated as of June 30, 1999, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10(1) of Playtex's Current Report on Form 8-K dated July 15, 1999.)

10(b) Term Loan Agreement, dated as of July 21 1997, among Playtex Products, Inc., DLJ Funding, as the syndication agent, Wells Fargo, as the facility manager, and the lenders therein. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 21, 1997.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10(b)(1) First Amendment to the Term Loan Agreement, dated as of January 28, 1998, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo, as the facility manager, and the Lenders therein. (Incorporated herein by reference to Exhibit 10(b)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 33-25485-01.)

10(c) Consulting Agreement between Family Products and Joel E. Smilow, dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

*10(c)(1)   First Amendment to the Consulting Agreement, dated as of August 17,
            1999, between Playtex Products Inc., and Joel E. Smilow.

10(d) Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987, File No. 33-15607.)

10(e) Playtex Management Incentive Plan for 1997. (Incorporated herein by reference to Exhibit 10(1)(2) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 33-25485-01.)

10(f) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(f)(1) Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(f)(2) Amendment No. 2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(f)(3) Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(f)(4) Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995, File No. 33-25485-01.)

10(f)(5) Amendment No. 5 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(f)(6) Amendment No. 6 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(1)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(f)(7) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 6, 1999. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999, File No. 33-25485-01.)

10(g) Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, File No. 33-25485-01.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10(g)(1) Memorandum of Understanding, dated May 18, 1999 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999, File No. 33-25485-01.)

10(h) Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(i) Form of Retention Agreement dated as of July 22, 1997 between each of Irwin S. Butensky, James S. Cook, John D. Leahy, Richard G. Powers, Max R. Recone, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(j) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

10(k) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

10(l) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(m) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated March 17, 1995.)

10(m)(1) Amendment No.1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(m)(2) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(5) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(m)(3) Amendment No. 1, dated as of January 29, 1999 to the First Amended and Restated Registration Rights Agreement, dated as of March 17, 1995, as amended and restated as of June 1, 1998 by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement. (Incorporated herein by reference to Exhibit 10(t)(3) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(n) Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10(o) Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(p) Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K dated February 12, 1998.)

10(q) Asset Sale Agreement, dated as of May 13, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Current Report on Form 8-K dated July 15, 1999.)

10(q)(1) Amendment No. 1 to the Asset Sale Agreement, dated as of June 25, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Current Report on Form 8-K dated July 15, 1999.)

10(r) Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K dated February 12, 1998.)

10(r)(1) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(s) Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K dated February 12, 1998.)

10(t) Letter Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(7) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(u) Letter of Waiver, dated as of June 1, 1998, by and among the Company, Donaldson, Lufkin & Jenrette International, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(8) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(v) Stock Purchase Agreement, dated June 1, 1998 between J.W. Childs Equity Partners, L.P. (the "seller"), RCBA Playtex, L.P. (the "Buyer"), and Richard C. Blum & Associates, Inc. (the "Guarantor"). (Incorporated herein by reference to Exhibit 10(1) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(w) Stockholders Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10(w)(1) Amended and Restated Stockholders Agreement, dated September 3, 1998 between the Company, RCBA Playtex, L.P. and RCBA Strategic Partners. (Incorporated herein by reference to Exhibit 10(ac)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(x) Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(x)(1) Amendment No. 1, dated as of January 29, 1999, to the Registration Rights Agreement, dated as of June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(ad)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(y) Registration Rights Agreement, dated as of January 29, 1999, between Playtex Products, Inc. and Mondial Industries Limited Partnership. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1999, File No. 33-25485-01.)

10(z) Lease Agreement between Playtex and Stauffer Management Company dated as of June 3, 1994. (Incorporated herein by reference to Exhibit 10(y) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

10(aa) Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998. (Incorporated herein by reference to Exhibit 10(ah) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(ab) Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(ac) Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(ad) Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(ae) Interest Rate Swap Agreement effective July 23, 1998 between Playtex Products, Inc., and Toronto Dominion (New York), Inc. (Incorporated herein by reference to Exhibit 10(am) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

*12(a)      Statement re-computation of ratios.

*21(a)      Subsidiaries of Playtex.

*23         Consent of KPMG LLP.

*27         Financial Data Schedule.

----------

Exhibits marked with an " * " are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(d) through and including 10(i) could be considered compensatory plans or in some manner benefit certain employees.