Form 10-Q
period 2000-04-01
PLAYTEX PRODUCTS INC
filed 2000-05-15
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended April 1, 2000

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

Yes |X|      No |_|

      At May 11, 2000 60,785,497 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements....................  3 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 14 - 19


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    20

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits...................................................    20

         (b) Reports on Form 8-K........................................    20

         Signatures.....................................................    21

         Exhibit Index                                                      22

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       April 1,    December 25,
                                                                         2000          1999
                                                                       --------    ------------
                             ASSETS                                   (Unaudited)
Current assets:
   Cash.............................................................  $    9,467    $    7,526
   Receivables, less allowance for doubtful accounts................     153,404       130,256
   Inventories......................................................      89,036        85,496
   Deferred income taxes............................................      13,591        14,937
   Other current assets.............................................       2,128         5,639
                                                                      ----------    ----------
      Total current assets..........................................     267,626       243,854
Net property, plant and equipment...................................     111,558       107,193
Intangible assets, net..............................................     691,622       697,214
Deferred financing costs............................................      14,593        15,530
Due from related party..............................................      80,017        80,017
Other noncurrent assets.............................................       4,626         4,844
                                                                      ----------    ----------
      Total assets..................................................  $1,170,042    $1,148,652
                                                                      ==========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................  $   35,025    $   45,107
   Accrued expenses.................................................      65,252        73,994
   Income taxes payable.............................................      13,675         8,934
   Current maturities of long-term debt.............................      30,594        23,813
                                                                      ----------    ----------
      Total current liabilities.....................................     144,546       151,848
Long-term debt......................................................     972,219       964,063
Due to related party................................................      78,386        78,386
Other noncurrent liabilities........................................      11,859        12,267
Deferred income taxes...............................................      40,923        36,956
                                                                      ----------    ----------
      Total liabilities.............................................   1,247,933     1,243,520
                                                                      ----------    ----------
Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued 60,776,163 shares at April 1, 2000 and
    60,562,327 shares at December 25, 1999..........................         607           605
   Additional paid-in capital.......................................     521,503       519,811
   Retained earnings (deficit)......................................    (597,495)     (612,764)
   Foreign currency translation adjustment..........................      (2,506)       (2,520)
                                                                      ----------    ----------
      Total stockholders' equity....................................     (77,891)      (94,868)
                                                                      ----------    ----------
      Total liabilities and stockholders' equity....................  $1,170,042    $1,148,652
                                                                      ==========    ==========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                Three Months Ended
                                                                               --------------------
                                                                               April 1,   March 27,
                                                                                 2000       1999
                                                                               --------   --------
Net sales ..................................................................   $223,507   $190,452
Cost of sales ..............................................................     93,805     80,907
                                                                               --------   --------

   Gross profit ............................................................    129,702    109,545

Operating expenses:
   Advertising and sales promotion .........................................     45,694     37,282
   Selling, distribution and research ......................................     22,693     18,814
   Administrative ..........................................................      7,491      6,224
   Amortization of intangibles .............................................      5,592      4,846
                                                                               --------   --------

      Total operating expenses .............................................     81,470     67,166

        Operating earnings .................................................     48,232     42,379

Interest expense including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for
   both periods presented ..................................................     22,042     18,838
                                                                               --------   --------

        Earnings before income taxes .......................................     26,190     23,541

Income taxes ...............................................................     10,921      9,970
                                                                               --------   --------

        Net earnings .......................................................   $ 15,269   $ 13,571
                                                                               ========   ========

Earnings per share:
   Basic ...................................................................   $   0.25   $   0.22
                                                                               ========   ========
   Diluted .................................................................   $   0.25   $   0.22
                                                                               ========   ========

Weighted average shares outstanding:

   Basic ...................................................................     60,684     60,413
                                                                               ========   ========
   Diluted .................................................................     64,007     63,205
                                                                               ========   ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                   Foreign
                                     Common               Additional    Retained   Currency
                                     Shares      Common    Paid-In      Earnings  Translation
                                  Outstanding    Stock     Capital     (Deficit)   Adjustment    Total
                                  -----------    -----     -------     ---------   ----------    -----
Balance, December 25, 1999 ....      60,562       $605    $ 519,811    $(612,764)   $(2,520)   $(94,868)

Net earnings ..................          --         --           --       15,269         --      15,269
Foreign currency translation
  adjustment ..................          --         --           --           --         14          14
                                                                                               --------
    Comprehensive earnings ....                                                                  15,283
Stock issued to employees
exercising stock options ......         214          2        1,692           --         --       1,694
                                  ---------       ----    ---------    ---------    -------    --------
    Balance, April 1, 2000 ....      60,776       $607    $ 521,503    $(597,495)   $(2,506)   $(77,891)
                                  =========       ====    =========    =========    =======    ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                        Three Months Ended
                                                                       --------------------
                                                                       April 1,    March 27,
                                                                         2000        1999
                                                                       --------    --------
Cash flows from operations:
   Net earnings ....................................................   $ 15,269    $ 13,571
   Non-cash items included in earnings:
     Amortization of intangibles ...................................      5,592       4,846
     Amortization of deferred financing costs ......................        937         783
     Depreciation ..................................................      2,708       2,159
     Deferred income taxes .........................................      5,319       4,731
     Other, net ....................................................        228          30
     Net increase in working capital accounts, net of acquisitions .    (37,668)    (21,692)
                                                                       --------    --------

        Net cash flows (used for) from operations ..................     (7,615)      4,428

Cash flows used for investing activities:

   Purchases of property, plant and equipment ......................     (7,075)     (6,737)
   Businesses acquired, net ........................................         --    (120,849)
                                                                       --------    --------

        Net cash flows used for investing activities ...............     (7,075)   (127,586)

Cash flows provided by (used for) financing activities:

   Net borrowings under credit facilities ..........................     17,500      80,001
   Long-term debt borrowings .......................................       --        50,000
   Long-term debt repayments .......................................     (2,563)       (625)
   Issuance of shares of common stock ..............................      1,694         132
                                                                       --------    --------

        Net cash flows provided by financing activities ............     16,631     129,508

Increase in cash ...................................................      1,941       6,350
Cash at beginning of period ........................................      7,526       6,871
                                                                       --------    --------

Cash at end of period ..............................................   $  9,467    $ 13,221
                                                                       ========    ========

Supplemental disclosures of cash flow information

   Cash paid during the periods for:
    Interest .......................................................   $ 16,150    $ 13,731
    Income taxes, net of refunds ...................................   $    865    $  2,066

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of our first quarter ended April 1, 2000 are not necessarily indicative of the results that you may expect for the full year.

      Our results for the first quarter of 2000 are for the 14-week period ended April 1, 2000 and our results for the first quarter of 1999 are for the 13-week period ended March 27, 1999. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 5 or 6 years. Our fiscal year ending December 30, 2000 includes the extra week.

      We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 25, 1999. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. If you do not have a copy of our Annual Report on Form 10-K you can obtain one by contacting our Director of Investor Relations at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2. Acquisitions

1999 Acquisitions

      On January 29, 1999, we acquired the Diaper Genie business, the leading diaper disposal system in the U.S., for $72.0 million in cash and the issuance of $50.0 million of Convertible Notes (see Note 5). We borrowed the cash portion of the purchase price from our revolving credit facility. The Convertible Notes have an interest rate of 6% and are convertible after January 29, 2000, at the holders' option, into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002.

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

1998 Acquisition

      On January 28, 1998, we acquired Personal Care Holdings, Inc. ("PCH") for approximately $91.0 million in cash and 9,257,345 shares of our common stock. We borrowed money from our Term Loan for the cash portion of the deal (see Note 5). On January 6, 1998, we acquired Carewell Industries, Inc. ("Carewell") for approximately $9.2 million in cash. On January 26, 1998, we acquired the Binky pacifier business ("Binky") for approximately $1.2 million in cash and $0.5 million in notes, which were later repaid in 1998. The acquisitions of PCH, Carewell, and Binky were accounted for as purchases.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (continued)

      In connection with the 1999 and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at April 1, 2000 (unaudited, in thousands):

                                                          Reserved    Amount     Balance
                                                           Amount     Spent     Remaining
                                                           ------     ------    ---------
Exit costs..............................................   $3,653     $2,600     $1,053
Involuntary terminations................................    3,116      2,620        496
Relocation costs........................................      135        135         --
                                                           ------     ------     ------
   Total................................................   $6,904     $5,355     $1,549
                                                           ======     ======     ======

The remaining balance is primarily for building lease commitments and severance costs. The amount remaining for involuntary terminations at April 1, 2000, represents severance payments to be made through the first quarter of 2002.

      The following pro forma results of operations for the three months ended March 27, 1999, assumes the acquisitions of Diaper Genie and Baby Magic had occurred on December 27, 1998. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel could occur as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 27, 1998.

                                                                   Three Months
                                                                       Ended
                                                                      March 27,
(unaudited, in thousands, except per share data)                        1999
                                                                   ------------

Net sales........................................................    $206,654
Net earnings.....................................................    $ 14,886

Earnings per share:
   Basic.........................................................    $    .25
   Diluted.......................................................    $    .24

Weighted average shares outstanding:
   Basic.........................................................      60,413
   Diluted.......................................................      63,205

Our results for the three months ended April 1, 2000 include the operating results of the Diaper Genie and Baby Magic acquisitions.

1999 Divestiture

      On May 12, 1999, we sold for cash and future guaranteed minimum royalty payments, our U.S. and International Jhirmack hair care business. We retained the Canadian Jhirmack business. No gain or loss resulted from this transaction.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Earnings

      Foreign currency translation adjustments are the only reconciling item between net earnings and comprehensive earnings. For the three months ended April 1, 2000 and March 27, 1999, there were no material differences between net earnings and comprehensive earnings. For the three months ended April 1, 2000 and March 27, 1999, our comprehensive earnings were (in thousands):

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                   April 1,   March 27,
                                                                                     2000       1999
                                                                                   -------    --------
Net earnings........................................................              $ 15,269    $ 13,571
Foreign currency translation adjustment.............................                    14          48
                                                                                  --------    --------
    Comprehensive earnings..........................................              $ 15,283    $ 13,619
                                                                                  ========    ========

4. Balance Sheet Components

                                                                                  April 1,  December 25,
  The components of certain balance sheet accounts are as follows (in thousands):   2000       1999
                                                                                  --------  ------------
                                                                                (Unaudited)

Receivables.........................................................              $155,908    $132,548
Less allowance for doubtful accounts................................                (2,504)     (2,292)
                                                                                  --------    --------
    Net.............................................................              $153,404    $130,256
                                                                                  ========    ========

Inventories:
   Raw materials....................................................              $ 27,905    $ 27,974
   Work in process..................................................                   345         532
   Finished goods...................................................                60,786      56,990
                                                                                  --------    --------
    Total...........................................................              $ 89,036    $ 85,496
                                                                                  ========    ========

Net property, plant and equipment:

   Land.............................................................              $  2,376    $  2,376
   Buildings........................................................                37,282      37,165
   Machinery and equipment..........................................               161,581     154,848
                                                                                  --------    --------
                                                                                   201,239     194,389
   Less accumulated depreciation....................................               (89,681)    (87,196)
                                                                                  --------    --------
    Net.............................................................              $111,558    $107,193
                                                                                  ========    ========

Accrued expenses:
   Advertising and sales promotion..................................              $ 20,157    $ 29,011
   Employee compensation and benefits...............................                 7,324      13,894
   Interest.........................................................                16,033      11,078
   Insurance........................................................                 3,229       3,189
   Other............................................................                18,509      16,822
                                                                                  --------    --------
    Total...........................................................              $ 65,252    $ 73,994
                                                                                  ========    ========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt

   Long-term debt consists of the following (in thousands):      April 1,    December 25,
                                                                   2000         1999
                                                               -----------   -----------
                                                               (Unaudited)
1997 Credit Agreement:
   Term A Loan .............................................   $  149,188     $151,126
   Revolving Credit Facility ...............................       50,000       32,500
   Term Loan ...............................................      243,625      244,250

6% Convertible Subordinated Notes due 2004 .................       50,000       50,000
8 7/8% Senior Notes due 2004 ...............................      150,000      150,000
9% Senior Subordinated Notes due 2003 ......................      360,000      360,000
                                                               ----------     --------
                                                                1,002,813      987,876
   Less current maturities .................................      (30,594)     (23,813)
                                                               ----------     --------
     Total long-term debt ..................................   $  972,219     $964,063
                                                               ==========     ========

      On July 21, 1997, we completed a refinancing of our senior indebtedness, which included:

      o the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004,
      o a $150.0 million senior secured term loan due September 15, 2003 (the "Term Loan"), and
      o   senior secured credit facilities of $170.0 million comprised of:
          >   $115.0 million revolving credit facility (the "Revolving
                Credit Facility") and
          >   $55.0 million term loan facility (the "Term A Loan").

      In connection with the 1998 acquisitions (see Note 2), we increased our indebtedness by:

      o   $100.0 million under the Term Loan for the PCH acquisition,
      o   $10.4 million under the Revolving Credit Facility and
      o $0.5 million by issuing a note for the acquisitions of Carewell and Binky. This note was repaid in July 1998.

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

      Principal repayments on the Term A Loan are made quarterly, and amount to:

      o   $21.3 million in fiscal 2000,   o   $56.2 million in fiscal 2002, and
      o   $42.6 million in fiscal 2001,   o   $31.0 million in fiscal 2003.

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

      We periodically use financial instruments to manage the impact of interest rate changes on our variable rate debt. At April 1, 2000 our total indebtedness consisted of $560.0 million in fixed rate debt and $442.8 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. This swap agreement is for a four-year period and may be cancelled by the other party after July 23, 2000 upon two days written notice to us. Given the current interest rate environment, we anticipate the other party will cancel the swap agreement after July 23, 2000. Based on our interest rate exposure at April 1, 2000, a 1% increase in interest rates would result in an estimated $3.4 million of additional interest expense on an annualized basis.

      The interest rate on our Term Loan, Term A Loan, and Revolving Credit facility varies over time depending on short term interest rates. At April 1, 2000 and March 27, 1999, the weighted average interest rate on our floating rate debt was 7.39% and 6.43%, respectively. The weighted average interest rate on our floating rate debt for the quarters ended April 1, 2000 and March 27, 1999 was 7.36% and 6.59%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility. At April 1, 2000, we had $63.6 million of unused borrowings available to us under the Revolving Credit Facility.

6. Business Segments

      We are organized in three divisions:

      Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      o   Playtex disposable nurser system,         o  Mr. Bubble children's bubble bath
            cups and reusable hard bottles          o  Chubs baby wipes
      o   Wet Ones hand and face towelettes         o  Diaparene infant care products, and
      o   Baby Magic bath, oil, lotion and powders  o  Diaper Genie diaper disposal system.
      o   Binky pacifiers

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits.

      Our Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

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

      Personal Grooming

      o   Binaca breath spray and drops            o  Ogilvie at-home permanents
      o   Tek toothbrushes                         o  Dentax oral care products
      o   Better Off depilatories                  o  Tussy deodorant
      o   Dorothy Gray skin care products          o  Jhirmack hair care products (through May 12, 1999)

      Our International and Other Division includes sales to:

      o   specialty classes of trade in the        o  results from our Canadian subsidiary
             United States                         o  sales of private label tampons
      o   export sales
      o   sales in Puerto Rico

      We evaluate division performance based on their product contribution before allocating any general corporate overhead costs. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by our management to evaluate the results of the divisions. We do not consider assets, amortization, capital expenditures, or interest income and interest expense in assessing division performance.

                                                             Three Months Ended
                                                ----------------------------------------------
                                                    April 1, 2000          March 27, 1999
                                                --------------------    ----------------------
(Unaudited, dollars in thousands)                  Net       Product      Net      Product
                                                  Sales      Contrib.   Sales (1) Contrib. (1)
                                                --------     -------    --------  ------------
Personal Products............................   $121,298     $50,686    $ 95,974   $41,359
Consumer Products............................     68,353      21,866      63,297    22,716
International and Other......................     33,856      12,814      31,181    10,143
Unallocated Charges (2)......................         --      (1,358)         --    (1,955)
                                                --------     -------    --------    ------
   Total Consolidated........................   $223,507      84,008    $190,452    72,263
                                                ========                ========
Reconciliation to operating earnings:
-------------------------------------
Selling, distribution and research...........                 22,693                18,814
Administrative...............................                  7,491                 6,224
Amortization of intangibles..................                  5,592                 4,846
                                                             -------               -------
   Operating earnings........................                $48,232               $42,379
                                                             =======               =======

-----------

(1) In 2000, our divisional structures were reorganized. The International and Other Division now include the U.S specialty classes of trade that includes: clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales of the specialty classes of trade represented approximately 7% of consolidated sales.

(2) Certain unallocated corporate charges such as business license taxes and product liability insurance are included in consolidated gross margin, but not included in the evaluation of the division's performance.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three months ended April 1, 2000 and March 27, 1999 (unaudited, in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                        ------------------
                                                                        April 1,   March 27,
                                                                          2000       1999
                                                                        --------   --------
Numerator:
      Net earnings--as reported......................................    $15,269   $13,571
      Adjustment for interest on Convertible Notes..................         473       315
                                                                         -------   -------
         Net earnings--as adjusted...................................    $15,742   $13,886
                                                                         =======   =======

Denominator:
      Weighted average shares outstanding--as reported...............     60,684    60,413
      Adjustment for dilutive effect of employee stock options......         712     1,128
      Adjustment for dilutive effect of Convertible Notes...........       2,611     1,664
                                                                         -------   -------
         Weighted average shares outstanding--as adjusted............     64,007    63,205
                                                                         =======   =======

Basic Earnings Per Share............................................     $  0.25   $  0.22
Diluted Earnings Per Share..........................................     $  0.25   $  0.22

      Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

7. Contingent Liabilities

      In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

8. Subsequent Event

      On May 1, 2000, we announced our intent to commence an exchange offer with the holders of our common stock. Shareholders will be offered the opportunity to exchange up to 10,000,000 shares for a cash payment of $3.00 per share and an equal number of newly created shares of Class B common stock. The Class B shares are callable by the Company, at any time through the end of 2001, in whole or in part, for an additional $15.00 per share. During 2000, if all or substantially all of the Company is sold to a third party for an amount greater than $18.00 per share, shareholders of Class B common stock will receive an amount equal to the amount paid to shareholders of common stock, less the cash payment of $3.00 per share. If the Class B shares are not called for redemption by the end of 2001, each Class B share will automatically convert into one share of common stock. In all other respects, including voting rights, the shares of Class B common stock will be identical to the shares of common stock. The exchange offer is subject to certain conditions including: shareholder approval, the ability to list Class B shares on a national securities exchange, the tendering of at least 3,000,000 shares, and obtaining any required bank consents on terms acceptable to us.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

      o the condensed financial statements and notes included in this report and
      o audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 25, 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things:

      o   price and product changes,                      o  adverse publicity and product liability claims,
      o   promotional activity by competitors,            o  our level of debt,
      o   the loss of a significant customer,             o  interest rate fluctuations,
      o   capacity limitations,                           o  future cash flows,
      o   the difficulties of integrating acquisitions,   o  dependence on key employees.
      o   completion of the exchange transaction,

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

Items Affecting Comparability

      Our results for the three months ended April 1, 2000 are for the 14-week period ended April 1, 2000 and our results for the three month interim period ended March 27, 1999 are for the 13-week period ended March 27, 1999. We do not believe the extra week in the three month period ended April 1, 2000 contributed materially to our net sales or earnings due to our shipment patterns. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total dollar volume of products purchased by consumers in the applicable category (dollar market share). This information is provided to us from the ACNielsen Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      In 2000, our divisional structures were reorganized. The International and Other Division now include the U.S specialty classes of trade that includes: clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales from the specialty classes of trade represented approximately 7% of consolidated net sales.

Results of Operations

Three Months Ended April 1, 2000 Compared To
  Three Months Ended March 27, 1999

Consolidated Net Sales--Our consolidated net sales increased 17% to $223.5 million in the first quarter of 2000 compared to the first quarter of 1999. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic and the divested portion of our Jhirmack business, our consolidated net sales grew by $15.9 million, or 9%, compared to the first quarter of 1999. We do not believe the extra week in the three months ended April 1, 2000 contributed materially to our net sales due to our shipment patterns.

      Personal Products Division--Net sales increased 26% to $121.3 million in the first quarter of 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, the net sales of the division grew by $10.1 million, or 11%, compared to the first quarter of 1999.

               Net sales of Infant Care products increased 27% to $68.9 million in the first quarter of 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, our Infant Care net sales decreased by $0.7 million, or 1%, compared to the first quarter of 1999. Our dollar market share of the infant feeding category decreased 1.8 percentage points to 40.9% in the first quarter of 2000. Our dollar market share in cups, disposable feeding, and pacifiers each experienced declines offsetting modest dollar market share gains in hard bottles and nipples. The decline in market share was due primarily to competitive activity in disposable feeding and cups. A new competitor in disposable feeding launched new products that were heavily supported with trade spending during the initial launch. We have initiated counter-measures to combat the competition and regain market share. The infant feeding category grew 6.9% in dollars in the first quarter of 2000 versus the first quarter of 1999, and the retail consumption of our products grew 2.3%.

               Net sales of Feminine Care products increased 26% to $52.4 million in the first quarter of 2000. We experienced dollar market share gains of 1.7 percentage points to 30.3% of the tampon category. The tampon category, in dollars, grew 1.8% versus the first quarter of 1999, and the retail consumption of our products grew 8.0%. This was our eleventh consecutive quarter of market share gains and consumption growth in excess of category growth. This level of growth is attributable to our innovative product development efforts and strong consumer marketing initiatives. The growth of our Feminine Care business has created the need for additional manufacturing capacity. We anticipate adding three new machines during 2000. This will increase capacity by an estimated 23% on an annual basis. Also, we expect to add two additional machines in 2001.

      Consumer Products Division--Net sales increased 8% to $68.4 million in the first quarter of 2000. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $6.7 million, or 11%, compared to the first quarter of 1999.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


               Net sales of Sun Care products increased 13% to $45.8 million in the first quarter of 2000. Our dollar market share increased 0.7 percentage points to 18.1% in the first quarter of 2000. The sun care category, in dollars, grew 10.4% and the retail consumption of our products increased 15.1% compared to the first quarter of 1999. The growth in our dollar market share and consumption was due largely to demand for the Banana Boat product line, and increased consumer awareness of the need for sunscreen protection. In addition, our array of new products for the 2000 season has been favorably received by the trade contributing to our first quarter growth.

               Net sales of Household Products increased 9% to $12.3 million in the first quarter of 2000. The increase was due to strength in our gloves business, which increased its dollar market share 2.8 percentage points to 36.7% in the first quarter of 2000. The retail consumption of our gloves increased 10.1% versus category growth of 1.9% during the same period. Net sales of Woolite were flat compared to the first quarter of 1999 despite a 1.1 percentage point decline in dollar market share to 18.7% of the rug and upholstery category.

               Net sales of Personal Grooming decreased 10% to $10.2 million in the first quarter of 2000. Personal Grooming net sales excluding the divested U.S. Jhirmack line increased $0.5 million, or 5%, compared to the first quarter of 1999. Contributing to this growth were dollar market share gains in both Binaca and Ogilvie. The dollar market share for Binaca grew 6.8 percentage points to 45.7% in the first quarter of 2000 as a result of the successful introduction of a new product during 1999, Fast Blast, and efforts to secure front-end store placement. First quarter dollar market share results now show Binaca as the number one breath freshener in the spray & drops category. The dollar market share for Ogilvie increased 12.4 percentage points to 64.4% of the home permanents/straightener category, due primarily to new packaging and the introduction of a new product in 1999, Ogilvie Straightener.

      International and Other Division--Net sales increased 9% to $33.9 million in the first quarter of 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, net sales of the division increased 1% compared to the first quarter of 1999.

Consolidated Gross Profit--Our consolidated gross profit increased 18% to $129.7 million in the first quarter of 2000. As a percent of net sales, gross profit increased 0.5 percentage points, to 58.0% in the first quarter of 2000. The dollar increase in gross profit was due primarily to our higher net sales and the margin increase was due primarily to product mix.

Consolidated Product Contribution--Our consolidated product contribution increased 16% to $84.0 million in the first quarter of 2000. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased 0.4 percentage points to 37.6% in the first quarter of 2000. The decrease in product contribution as a percent of net sales was primarily the result of higher overall advertising and sales promotion expenses as a percentage of net sales, offsetting the higher gross margins.

      Personal Products Division--Product contribution increased 23% to $50.7 million in the first quarter of 2000. As a percent of net sales, product contribution decreased 1.3 percentage points to 41.8% in the first quarter of 2000. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased due primarily to higher advertising and sales promotion expenses as a percentage of net sales, offsetting favorable gross margins.

      Consumer Products Division--Product contribution decreased 4% to $21.9 million in the first quarter of 2000. As a percent of net sales, product contribution decreased 3.9 percentage points to 32.0% in the first quarter of 2000. The decrease in product contribution was due primarily to lower gross margins and higher advertising and

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      sales promotion expenses as a percentage of net sales. The gross margin decrease was due primarily to product mix in our Sun Care and Household Product businesses.

      International and Other Division--Product contribution increased 26% to $12.8 million in the first quarter of 2000. The increase in product contribution was due primarily to higher net sales, most notably the increase in our Canadian subsidiaries net sales. As a percent of net sales, product contribution increased 5.3 percentage points to 37.8% in the first quarter of 2000. This is due primarily to higher gross margins and lower advertising and sales promotion expenses as a percentage of net sales for our Canadian business.

Consolidated Operating Earnings--Our consolidated operating earnings increased 14% to $48.2 million in the first quarter of 2000. The increase in operating earnings was the result of our higher net sales resulting from the acquisitions of Diaper Genie and Baby Magic and higher net sales in our pre-acquisition product lines, most notably our Feminine Care business.

Consolidated Interest Expense--Our consolidated interest expense increased 17% to $22.0 million in the first quarter of 2000. Average debt for the first quarter of 2000 exceeded the first quarter of 1999 by approximately $102.5 million, or 11%, due primarily to our purchases of the Diaper Genie business and the Baby Magic business, both acquired in 1999. The impact of the additional debt was further compounded by higher average interest rates in the first quarter of 2000 compared to the same period in 1999.

Consolidated Income Taxes--Our consolidated income taxes increased 10% to $10.9 million in the first quarter of 2000. As a percent of pretax earnings, our effective tax rate decreased 0.7 percentage points to 41.7% in the first quarter of 2000. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

Financial Condition and Liquidity

      At April 1, 2000, our working capital (current assets net of current liabilities) increased $31.1 million to $123.1 million. The increase in working capital resulted from higher total current assets and lower total current liabilities.

      o Total current assets increased $23.8 million at April 1, 2000 compared to December 25, 1999. This occurred as a result of an increase of $23.1 million in receivables, primarily as a result of higher net sales compared to the fourth quarter of 1999, and the impact of extended credit terms on the growing orders to support the new sun care season. All other current assets increased by $0.7 million compared to the end of our 1999 fiscal year.

      o Total current liabilities decreased $7.3 million at April 1, 2000 compared to December 25, 1999. This occurred primarily as a result of a decrease of $10.1 million in accounts payables which occurred primarily as a result of our payment for our Sun Care inventory build and a decrease of $8.7 million in accrued expenses due primarily to the timing of cash payments for advertising and sales promotions and employee compensation and benefit contributions.

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

      Capital expenditures for equipment and facility improvements were $7.1 million for the first quarter of 2000. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2000 are expected to be between $23.0 million and $25.0 million.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      At April 1, 2000, long-term debt (including current portion but excluding obligations due to related party) was $1,002.8 million compared to $987.9 million at December 25, 1999. The increase of $14.9 million relates primarily to our working capital needs that are impacted by seasonal factors associated with our Sun Care business. At April 1, 2000, we had $63.6 million of unused credit borrowings under our Revolving Credit Facility available to us. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time, with the first reduction of $5.0 million occurring on December 15, 2000.

      Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

      o   new indebtedness and liens,         o   capital expenditures and asset sales, and
      o   major acquisitions or mergers,      o   dividends and other distributions.

The 9% Senior Subordinated Notes due December 15, 2003 (the "9% Notes") and the 8 7/8% Senior Notes due July 15, 2004 (the "8 7/8% Senior Notes") also contain similar restrictions and requirements.

We believe that we will generate sufficient cash flow from operations for:

      o   working capital,                    o   interest payments on all of our debt, and
      o   capital expenditures,               o   scheduled principal payments under the Term A Loan
                                                    and the Revolving Credit Facility.

However, we do not expect to generate sufficient cash flow from operations to make the final principal payment due in 2003 on the Term Loan and the 9% Notes, which collectively total $595.5 million, or the $150.0 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, we will have to either refinance our obligations or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can't guarantee that our operating results will continue to be sufficient or that future-borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      Since the beginning of 1998 we made a number of acquisitions including PCH, Carewell, Binky, Diaper Genie and Baby Magic. We financed these transactions by borrowing more money on our Term Loan, Term A Loan, and Revolving Credit Facility and we issued a Convertible Note and shares of our Common Stock. In total, we borrowed $332.4 million, issued a $0.5 million note that was later repaid and issued 9,257,345 shares of our Common Stock (see Note 2 and Note 5 of Notes to Condensed Consolidated Financial Statements). We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted. However, we believe that capital will be available to achieve our acquisition objectives.

      We have quarterly principal repayment obligations due on both the Term A Loan and the Term Loan through the second and third quarters of the year 2003. Our fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o   $23.8 million in 2000,              o   $627.8 million in 2003, and
      o   $45.1 million in 2001,              o   $200.0 million in 2004.
      o   $58.7 million in 2002,

We have no debt obligations due after June 15, 2004.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


      On May 1, 2000, we announced our intent to commence an exchange offer with the holders of our common stock. Shareholders will be offered the opportunity to exchange up to 10,000,000 shares for a cash payment of $3.00 per share and an equal number of newly created shares of Class B common stock. The Class B shares are callable by the Company, at any time through the end of 2001, in whole or in part, for an additional $15.00 per share. During 2000, if all or substantially all of the Company is sold to a third party for an amount greater than $18.00 per share, shareholders of Class B common stock will receive an amount equal to the amount paid to shareholders of common stock, less the cash payment of $3.00 per share. If the Class B shares are not called for redemption by the end of 2001, each Class B share will automatically convert into one share of common stock. In all other respects, including voting rights, the shares of Class B common stock will be identical to the shares of common stock. The exchange offer is subject to certain conditions including: shareholder approval, the ability to list Class B shares on a national securities exchange, the tendering of at least 3,000,000 shares, and obtaining any required bank consents on terms acceptable to us.

      We expect to begin the exchange offer within the next 60 to 90 days upon completion of a registration statement with the Securities and Exchange Commission. At that time, we estimate that payments to shareholders may be as much as $30.0 million for the exchange of their stock to the Class B shares. We intend to fund the payment from cash on hand and borrowings under our Revolving Credit Facility. In the event we call the Class B shares prior to the end of 2001 we may need to pay as much as $150.0 million for the purchase of the Class B shares. It is likely, we will need to seek additional financing for the call provision. This may include the refinancing of our debt obligations.

Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

Recently Issued Accounting Standards

      In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for us beginning in fiscal year 2001. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. We are currently evaluating the effect this Statement will have on our financial position and results from operations.

Year 2000

      Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, there was concern that certain software might recognize a date using "00" as 1900 rather than the year 2000, which may have resulted in computer system failures or miscalculations. This potential problem was commonly referred to as the Year 2000 ("Y2K") issue. We have not experienced any significant problems associated with potential Y2K issues. Our efforts to prepare for Y2K cost us approximately $3.9 million. We made modifications to our primary network and hardware/software infrastructure, our core transaction processing and financial systems, and our embedded chip technology in our manufacturing systems. We believe these modifications as well as other modifications and replaced systems will provide lasting benefits to the Company. We will continue to monitor our systems for Y2K issues throughout the year 2000.

                                   SIGNATURES


Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 25, 1999.

      As of the end of April 2000, there were approximately 7 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

      a.   Exhibits:

           (27) Financial Data Schedule

      b.   Reports on Form 8-K

           None

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PLAYTEX PRODUCTS, INC.

Date:  May 15, 2000           By: /S/ MICHAEL R. GALLAGHER
      --------------              ------------------------
                                  Michael R. Gallagher
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  May 15, 2000           By: /S/ GLENN A. FORBES
      --------------              ------------------------
                                  Glenn A. Forbes
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                               Description
-----------                               -----------

27                                        Financial Data Schedule

99                                        Press Release - Playtex Products
                                          Announces Exchange Offer