Form 10-Q
period 2000-07-01
PLAYTEX PRODUCTS INC
filed 2000-08-15
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 1, 2000

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

Yes |X|  No |_|

      At August 7, 2000 60,802,465 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC.

                                      INDEX

                                                                         PAGE
                                                                         ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements ................... 3 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................... 16 - 23

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   24

Item 4.  Submission of Matters to a Vote of Security Holders ...........   24

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits ..................................................   24

         (b) Reports on Form 8-K .......................................   25

         Signatures ....................................................   26

         Exhibit Index .................................................   27

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              July 1,      December 25,
                                                                                2000          1999
                                                                            -----------    ------------
                                   ASSETS                                   (Unaudited)
Current assets:
     Cash ...............................................................   $     7,246    $     7,526
     Receivables, less allowance for doubtful accounts ..................       156,246        130,256
     Inventories ........................................................        68,768         85,496
     Deferred income taxes ..............................................        13,236         14,937
     Other current assets ...............................................           995          5,639
                                                                            -----------    -----------
         Total current assets ...........................................       246,491        243,854
Net property, plant and equipment .......................................       116,659        107,193
Intangible assets, net ..................................................       686,293        697,214
Deferred financing costs ................................................        13,655         15,530
Due from related party ..................................................        80,017         80,017
Other noncurrent assets .................................................         4,717          4,844
                                                                            -----------    -----------
         Total assets ...................................................   $ 1,147,832    $ 1,148,652
                                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................   $    29,780    $    45,107
     Accrued expenses ...................................................        73,883         73,994
     Income taxes payable ...............................................         8,217          8,934
     Current maturities of long-term debt ...............................        37,375         23,813
                                                                            -----------    -----------
         Total current liabilities ......................................       149,255        151,848
Long-term debt ..........................................................       928,925        964,063
Due to related party ....................................................        78,386         78,386
Other noncurrent liabilities ............................................        11,786         12,267
Deferred income taxes ...................................................        43,208         36,956
                                                                            -----------    -----------
         Total liabilities ..............................................     1,211,560      1,243,520
                                                                            -----------    -----------
Stockholders' equity:
     Common stock, $0.01 par value, authorized 100,000,000 shares, issued 60,792,798 shares at July 1, 2000 and
       60,562,327 shares at December 25, 1999 ...........................           608            605
     Additional paid-in capital .........................................       521,712        519,811
     Retained earnings (deficit) ........................................      (583,455)      (612,764)
     Foreign currency translation adjustment ............................        (2,593)        (2,520)
                                                                            -----------    -----------
         Total stockholders' equity .....................................       (63,728)       (94,868)
                                                                            -----------    -----------
         Total liabilities and stockholders' equity .....................   $ 1,147,832    $ 1,148,652
                                                                            ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                  Three Months Ended
                                                                                 ---------------------
                                                                                  July 1,     June 26,
                                                                                   2000         1999
                                                                                 --------     --------
Net sales ..................................................................     $229,589     $209,195
Cost of sales ..............................................................       97,967       87,531
                                                                                 --------     --------
    Gross profit ...........................................................      131,622      121,664

Operating expenses:
    Advertising and sales promotion ........................................       51,019       49,836
    Selling, distribution and research .....................................       22,768       20,658
    Administrative .........................................................        6,961        7,043
    Amortization of intangibles ............................................        5,608        5,048
                                                                                 --------     --------

        Total operating expenses ...........................................       86,356       82,585

           Operating earnings ..............................................       45,266       39,079

Interest expense including related party interest expense
    of $3,037 for both periods presented, net of related party
    interest income of $3,001 for both periods presented ...................       21,224       18,929
                                                                                 --------     --------

           Earnings before income taxes ....................................       24,042       20,150

Income taxes ...............................................................       10,002        8,485
                                                                                 --------     --------

           Net earnings ....................................................     $ 14,040     $ 11,665
                                                                                 ========     ========

Earnings per share:
    Basic ..................................................................     $   0.23     $   0.19
                                                                                 ========     ========
    Diluted ................................................................     $   0.23     $   0.19
                                                                                 ========     ========

Weighted average shares outstanding:
    Basic ..................................................................       60,786       60,448
                                                                                 ========     ========
    Diluted ................................................................       63,904       64,184
                                                                                 ========     ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                     Six Months Ended
                                                                   ---------------------
                                                                    July 1,     June 26,
                                                                     2000         1999
                                                                   --------     --------
Net sales ....................................................     $453,096     $399,647
Cost of sales ................................................      191,772      168,438
                                                                   --------     --------

    Gross profit .............................................      261,324      231,209

Operating expenses:
    Advertising and sales promotion ..........................       96,713       87,118
    Selling, distribution and research .......................       45,461       39,472
    Administrative ...........................................       14,452       13,267
    Amortization of intangibles ..............................       11,200        9,894
                                                                   --------     --------

        Total operating expenses .............................      167,826      149,751

           Operating earnings ................................       93,498       81,458

Interest expense including related party interest expense
    of $6,075 for both periods presented, net of related party
    interest income of $6,001 for both periods presented .....       43,266       37,767
                                                                   --------     --------

           Earnings before income taxes ......................       50,232       43,691

Income taxes .................................................       20,923       18,455
                                                                   --------     --------

           Net earnings ......................................     $ 29,309     $ 25,236
                                                                   ========     ========

Earnings per share:
    Basic ....................................................     $   0.48     $   0.42
                                                                   ========     ========
    Diluted ..................................................     $   0.47     $   0.41
                                                                   ========     ========

Weighted average shares outstanding:
    Basic ....................................................       60,735       60,431
                                                                   ========     ========
    Diluted ..................................................       63,955       63,695
                                                                   ========     ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                                   Foreign
                                            Common                   Additional    Retained        Currency
                                            Shares      Common        Paid-In      Earnings      Translation
                                         Outstanding     Stock        Capital      (Deficit)      Adjustment       Total
                                         -----------   ---------     ----------    ---------     -----------     ---------
Balance, December 25, 1999 .........        60,562     $     605     $ 519,811     $(612,764)     $  (2,520)     $ (94,868)
Net earnings .......................            --            --            --        29,309             --         29,309
Foreign currency translation
   adjustment ......................            --            --            --            --            (73)           (73)
                                                                                                                 ---------
      Comprehensive earnings .......                                                                                29,236
Stock issued to employees exercising
   stock options ...................           231             3         1,901            --             --          1,904
                                            ------     ---------     ---------     ---------      ---------      ---------
      Balance, July 1, 2000 ........        60,793     $     608     $ 521,712     $(583,455)     $  (2,593)     $ (63,728)
                                            ======     =========     =========     =========      =========      =========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              Six Months Ended
                                                                          ------------------------
                                                                            July 1,       June 26,
                                                                             2000           1999
                                                                          ---------      ---------
Cash flows from operations:
    Net earnings ....................................................     $  29,309      $  25,236
    Non-cash items included in earnings:
       Amortization of intangibles ..................................        11,200          9,894
       Amortization of deferred financing costs .....................         1,875          1,566
       Depreciation .................................................         5,522          4,651
       Deferred income taxes ........................................         6,453          7,532
       Other, net ...................................................            74          1,311
       Net increase in working capital accounts, net of acquisitions        (19,758)       (28,570)
                                                                          ---------      ---------
           Net cash flows from operations ...........................        34,675         21,620

Cash flows used for investing activities:
    Purchases of property, plant and equipment ......................       (15,004)       (13,903)
    Purchase of patent rights .......................................          (279)            --
    Businesses acquired, net ........................................            --       (120,849)
                                                                          ---------      ---------

           Net cash flows used for investing activities .............       (15,283)      (134,752)

Cash flows (used for) provided by financing activities:
    Net (repayment) borrowings under credit facilities ..............       (16,450)        65,000
    Long-term debt borrowings .......................................            --         50,000
    Long-term debt repayments .......................................        (5,126)        (1,250)
    Issuance of shares of common stock ..............................         1,904            568
                                                                          ---------      ---------

           Net cash flows (used for) provided by financing activities       (19,672)       114,318

(Decrease) increase in cash .........................................          (280)         1,186
Cash at beginning of period .........................................         7,526          6,871
                                                                          ---------      ---------

Cash at end of period ...............................................     $   7,246      $   8,057
                                                                          =========      =========

Supplemental disclosures of cash flow information

    Cash paid during the periods for:
      Interest ......................................................     $  40,742      $  34,394
      Income taxes, net of refunds ..................................     $  13,691      $  12,856

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and six month periods ended July 1, 2000 are not necessarily indicative of the results that you may expect for the full year.

      Our results for the second quarter of 2000 are for the 13-week period ended July 1, 2000 and our results for the second quarter of 1999 are for the 13-week period ended June 26, 1999. Our results for the six month period ended July 1, 2000 are for a 27-week period, whereas the comparable period in 1999 is for a 26-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ending December 30, 2000 includes the extra week, or 53 weeks.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (continued)

      In connection with the 1999 and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at July 1, 2000 (unaudited, in thousands):

                                             Reserved     Amount       Balance
                                              Amount      Spent       Remaining
                                             --------    -------      ---------
Exit costs ...........................       $ 3,653     $ 2,682      $   971
Involuntary terminations .............         3,116       2,682          434
Relocation costs .....................           135         135           --
                                             --------    -------      ---------
     Total ...........................       $ 6,904     $ 5,499      $ 1,405
                                             ========    =======      =========
The remaining balance is primarily for building lease commitments and severance costs. The amount remaining for involuntary terminations at July 1, 2000, represents severance payments to be made through the first quarter of 2002.

      The following pro forma results of operations for the six months ended June 26, 1999, assumes the acquisitions of Diaper Genie and Baby Magic had occurred on December 27, 1998. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel could occur as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 27, 1998.

                                                                     Six Months
                                                                        Ended
                                                                      June 26,
(unaudited, in thousands, except per share data)                        1999
                                                                     ----------

Net sales ..................................................         $  429,246
Net earnings ...............................................         $   27,138

Earnings per share:
     Basic .................................................         $      .45
     Diluted ...............................................         $      .43

Weighted average shares outstanding:
     Basic .................................................             60,431
     Diluted ...............................................             65,151

Our results for the three and six months ended July 1, 2000 include the operating results of the Diaper Genie and Baby Magic acquisitions.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Earnings

      Foreign currency translation adjustments is the only reconciling item between net earnings and comprehensive earnings. For the three and six months ended July 1, 2000 and June 26, 1999, there were no material differences between net earnings and comprehensive earnings. For the three and six months ended July 1, 2000 and June 26, 1999, our comprehensive earnings were (unaudited, in thousands):

                                              Three Months Ended          Six Months Ended
                                            ----------------------     ----------------------
                                             July 1,      June 26,      July 1,      June 26,
                                              2000          1999         2000          1999
                                            --------      --------     --------      --------
Net earnings ..........................     $ 14,040      $ 11,665     $ 29,309      $ 25,236
Foreign currency translation adjustment          (87)          252          (73)          300
                                            --------      --------     --------      --------
    Comprehensive earnings ............     $ 13,953      $ 11,917     $ 29,236      $ 25,536
                                            ========      ========     ========      ========

4. Balance Sheet Components

                                                                                                     July 1,      December 25,
         The components of certain balance sheet accounts are as follows (in thousands):               2000           1999
                                                                                                   ------------   ------------
                                                                                                    (Unaudited)
Receivables....................................................................................     $ 158,723      $ 132,548
Less allowance for doubtful accounts...........................................................        (2,477)        (2,292)
                                                                                                    ---------      ---------
      Net......................................................................................     $ 156,246      $ 130,256
                                                                                                    =========      =========

Inventories:
    Raw materials..............................................................................     $  22,132      $  27,974
    Work in process............................................................................         1,456            532
    Finished goods.............................................................................        45,180         56,990
                                                                                                    ---------      ---------
      Total....................................................................................     $  68,768      $  85,496
                                                                                                    =========      =========

Net property, plant and equipment:
    Land.......................................................................................     $   2,376      $   2,376
    Buildings..................................................................................        37,551         37,165
    Machinery and equipment....................................................................       168,979        154,848
                                                                                                    ---------      ---------
                                                                                                      208,906        194,389
    Less accumulated depreciation..............................................................       (92,247)       (87,196)
                                                                                                    ---------      ---------
      Net......................................................................................     $ 116,659      $ 107,193
                                                                                                    =========      =========

Accrued expenses:
    Advertising and sales promotion............................................................     $  22,681      $  29,011
    Employee compensation and benefits.........................................................        10,366         13,894
    Interest...................................................................................        11,727         11,078
    Insurance..................................................................................         3,227          3,189
    Other......................................................................................        25,882         16,822
                                                                                                    ---------      ---------
      Total....................................................................................     $  73,883      $  73,994
                                                                                                    =========      =========

                              PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt

         Long-term debt consists of the following (in thousands):             July 1,        December 25,
                                                                               2000              1999
                                                                            -----------      ------------
                                                                            (Unaudited)
1997 Credit Agreement:
    Term A Loan.........................................................    $   147,250      $   151,126
    Revolving Credit Facility...........................................         16,050           32,500
    Term Loan...........................................................        243,000          244,250

6% Convertible Subordinated Notes due 2004..............................         50,000           50,000
8 7/8% Senior Notes due 2004............................................        150,000          150,000
9% Senior Subordinated Notes due 2003...................................        360,000          360,000
                                                                            -----------      -----------
                                                                                966,300          987,876
    Less current maturities.............................................        (37,375)         (23,813)
                                                                            -----------      -----------
       Total long-term debt.............................................    $   928,925      $   964,063
                                                                            ===========      ===========

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

      In connection with the 1998 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term Loan for the PCH acquisition,
      o     $10.4 million draw down on the Revolving Credit Facility and
      o $0.5 million by issuing a note for the acquisitions of Carewell and Binky. This note was repaid in July 1998.

      In connection with the 1999 acquisitions (see Note 2), we increased our indebtedness by:

      o     $100.0 million under the Term A Loan for the Baby Magic acquisition,
      o     $72.0 million draw down on the Revolving Credit Facility and
      o $50.0 million by issuing the Convertible Notes for the Diaper Genie acquisition.

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

      We periodically use financial instruments to manage the impact of interest rate changes on our variable rate debt. At July 1, 2000 our total indebtedness consisted of $560.0 million in fixed rate debt and $406.3 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. Effective July 23, 2000, this swap agreement was cancelled. Based on our current interest rate exposure, a 1% increase in interest rates would result in an estimated $4.1 million of additional interest expense on an annualized basis.

      The interest rate on our Term Loan, Term A Loan, and Revolving Credit Facility varies over time depending on short-term interest rates. At July 1, 2000 and June 26, 1999, the weighted average interest rate on our floating rate debt was 7.88% and 6.49%, respectively. The weighted average interest rate on our floating rate debt for the quarters ended July 1, 2000 and June 26, 1999 was 7.64% and 6.46%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility. At July 1, 2000, we had $97.7 million of unused borrowings available to us under the Revolving Credit Facility.

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

      Sun Care
      o   Banana Boat
      o   BioSun

      Household Products
      o     Playtex Gloves
      o     Woolite rug and upholstery cleaning products

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

      Our International and Other Division includes sales to:

      o     specialty classes of trade in the United States
      o     export sales
      o     sales in Puerto Rico
      o     results from our Canadian subsidiary
      o     sales of private label tampons

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

      The results of our divisions for the three and six months ended July 1, 2000 and June 26, 1999 are as follows (unaudited, dollars in thousands):

                                                         Three Months Ended
                                          ------------------------------------------------
                                              July 1, 2000               June 26, 1999
                                          ---------------------      ---------------------
                                            Net         Product         Net        Product
                                           Sales        Contrib.     Sales(1)    Contrib.(1)
                                          --------     --------      --------     --------
Personal Products ...................     $123,857     $ 44,049      $109,888     $ 39,320
Consumer Products ...................       69,273       24,502        61,143       18,202
International and Other .............       36,459       14,245        38,164       16,213
Unallocated Charges (2) .............           --       (2,193)           --       (1,907)
                                          --------       ------      --------       ------
    Total Consolidated ..............     $229,589       80,603      $209,195       71,828
                                          ========                   ========

Reconciliation to operating earnings:
Selling, distribution and research ..                    22,768                     20,658
Administrative ......................                     6,961                      7,043
Amortization of intangibles .........                     5,608                      5,048
                                                       --------                   --------
    Operating earnings ..............                  $ 45,266                   $ 39,079
                                                       ========                   ========

                              PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Business Segments (continued)

                                                              Six Months Ended
                                           -------------------------------------------------------
                                                 July 1, 2000                 June 26, 1999
                                           ------------------------       ------------------------
                                              Net          Product           Net         Product
                                             Sales         Contrib.        Sales(1)     Contrib.(1)
                                           ---------      ---------       ---------      ---------
Personal Products ...................      $ 245,155      $  94,735       $ 205,862      $  80,679
Consumer Products ...................        137,626         46,368         124,440         40,918
International and Other .............         70,315         27,059          69,345         26,356
Unallocated Charges (2) .............             --         (3,551)             --         (3,862)
                                           ---------      ---------       ---------      ---------
    Total Consolidated ..............      $ 453,096        164,611       $ 399,647        144,091
                                           =========                      =========
Reconciliation to operating earnings:
Selling, distribution and research ..                        45,461                         39,472
Administrative ......................                        14,452                         13,267
Amortization of intangibles .........                        11,200                          9,894
                                                          ---------                      ---------
    Operating earnings ..............                     $  93,498                      $  81,458
                                                          =========                      =========

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

                              PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and six months ended July 1, 2000 and June 26, 1999 (unaudited, in thousands, except per share amounts):

                                                                                    Three Months Ended        Six Months Ended
                                                                                   --------------------     ---------------------
                                                                                   July 1,     June 26,     July 1,      June 26,
                                                                                    2000        1999         2000          1999
                                                                                   -------     --------     -------      --------
Numerator:
        Net earnings--as reported ..........................................      $14,040      $11,665      $29,309      $25,236
        Adjustment for interest on Convertible Notes .......................          473          473          946          788
                                                                                  -------      -------      -------      -------
             Net earnings--as adjusted .....................................      $14,513      $12,138      $30,255      $26,024
                                                                                  =======      =======      =======      =======

 Denominator:
        Weighted average shares outstanding--as reported ...................       60,786       60,448       60,735       60,431
        Adjustment for dilutive effect of employee stock options ...........          507        1,125          609        1,126
        Adjustment for dilutive effect of Convertible Notes ................        2,611        2,611        2,611        2,138
                                                                                  -------      -------      -------      -------
        Weighted average shares outstanding--as adjusted ...................       63,904       64,184       63,955       63,695
                                                                                  =======      =======      =======      =======

 Basic Earnings Per Share ..................................................      $   .23      $   .19      $   .48      $   .42
 Diluted Earnings Per Share ................................................      $   .23      $   .19      $   .47      $   .41

      Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if
- converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

8. Contingent Liabilities

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things:

      o     price and product changes,
      o     promotional activity by competitors,
      o     the loss of a significant customer,
      o     capacity limitations,
      o     the difficulties of integrating acquisitions,
      o     raw materials and manufacturing costs,
      o     impact of weather conditions on Sun Care,
      o     adverse publicity and product liability claims,
      o     our level of debt,
      o     interest rate fluctuations,
      o     future cash flows,
      o     dependence on key employees.

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

Items Affecting Comparability

      Our results for the second quarter of 2000 are for the 13-week period ended July 1, 2000 and our results for the second quarter of 1999 are for the 13-week period ended June 26, 1999. Our results for the six months ended July 1, 2000 are for a 27-week period and our results for the six months ended June 26, 1999 are for a 26-week period. We do not believe the extra week in the six-month period ended July 1, 2000 contributed materially to our net sales or earnings due to our shipment patterns. All references to market share and market share data are for comparable 13 and 26-week periods and represent our percentage of the total dollar volume of products purchased by consumers in the applicable category (dollar market share). This information is provided to us from the ACNielsen Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      In 2000, our divisional structures were reorganized. The International and Other Division now include the U.S specialty classes of trade including: clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales from the specialty classes of trade represented approximately 7% of consolidated net sales.

Results of Operations

Three Months Ended July 1, 2000 Compared To
   Three Months Ended June 26, 1999

Consolidated Net Sales--Our consolidated net sales increased 10% to $229.6 million in the second quarter of 2000 compared to the second quarter of 1999. Excluding the impact of the acquisition of Baby Magic and the divested portion of our Jhirmack business, our consolidated net sales grew by $9.1 million, or 4%, compared to the second quarter of 1999.

      Personal Products Division--Net sales increased 13% to $123.9 million in the second quarter of 2000. Excluding the impact of the acquisition of Baby Magic, the net sales of the division increased by $2.9 million, or 3%, compared to the second quarter of 1999.

                  Net sales of Infant Care products increased 19% to $71.1
            million in the second quarter of 2000. Excluding the impact of the acquisition of Baby Magic, our Infant Care net sales were in line with the second quarter of 1999. Our dollar market share of the infant feeding category decreased 1.5 percentage points to 40.6% in the second quarter of 2000 versus the same quarter in the prior year. Our dollar market share in cups, disposable feeding, and pacifiers each experienced declines offsetting market share gains in hard bottles and nipples. The market share declines were due primarily to competitive activity. The infant feeding category grew 6.9% in dollars in the second quarter of 2000 versus the second quarter of 1999, and the retail consumption of our products grew 2.5%. Our dollar market share in infant toiletries decreased 2.3 percentage points to 11.9% in the second quarter of 2000 versus the same quarter in 1999. New competitors in disposable feeding and infant toiletries launched products that were heavily supported with trade spending and media campaigns. We feel the level of spending behind these new products is most likely unsustainable and we expect to regain market share once their spending levels decline.

                  Net sales of Feminine Care products increased 6% to $52.8
            million in the second quarter of 2000. Our dollar market share increased 1.3 percentage points to 31.1% of the tampon category. The tampon category, in dollars, grew 1.7% versus the second quarter of 1999, and the retail consumption of our products grew 6.4%. This was our twelfth consecutive quarter of market share gains and consumption growth in excess of category growth. This level of growth is attributable to our innovative product development efforts and strong consumer marketing initiatives. The growth of our Feminine Care business has created the need for additional manufacturing capacity. We anticipate adding three new machines during 2000. This will increase capacity by an estimated 23% on an annual basis. Also, we expect to add two additional machines in 2001.

      Consumer Products Division--Net sales increased 14% to $69.3 million in the second quarter of 2000. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $8.8 million, or 15%, compared to the second quarter of 1999.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

                  Net sales of Sun Care products increased 28% to $45.7 million in the second quarter of 2000. Our dollar market share increased 1.6 percentage points to 22.5% in the second quarter of 2000. The sun care category, in dollars, grew 1.2% while the retail consumption of our products increased 8.9% compared to the second quarter of 1999. The growth in our dollar market share and consumption was due largely to demand for the Banana Boat product line, and increased consumer awareness of the need for sunscreen protection. In addition, our array of new products for the 2000 season was favorably received by the trade contributing to our growth.

                  Net sales of Household Products were $12.6 million in the
            second quarter of 2000 which were in line with the second quarter of 1999. The gloves category decreased 0.8%, on a dollar basis, but our retail consumption was up 13.3%, resulting in an increase in our dollar market share of 4.7% to 37.6% of the category. The increase in gloves sales offset somewhat lower results in Woolite. The rug and upholstery cleaning category decreased 1.1% in dollar volume and our market share declined 1.3%.

                  Net sales of Personal Grooming decreased 14% to $10.9 million in the second quarter of 2000. Personal Grooming net sales excluding the divested U.S. Jhirmack line decreased $1.2 million, or 10%, compared to the second quarter of 1999. Our two largest Personal Grooming brands, Ogilvie and Binaca, experienced modest sales declines while increasing their respective market shares. The decline in Ogilvie's net sales is due primarily to a strong second quarter in 1999 associated with the relaunch of the brand's packaging and the introduction of the new Straightener product. Ogilvie's retail consumption in dollars for the second quarter of 2000 increased 23% versus the same period in 1999 while the category grew 2%. During 2000 Binaca became the market leader in the breath drops and spray category. In the second quarter of 2000, its dollar market share increased 6.9 percentage points to 47.2% over the comparable period in 1999, while the category declined 5%.

      International and Other Division--Net sales decreased 4% to $36.5 million in the second quarter of 2000. Excluding the impact of the acquisition of Baby Magic, net sales of the division decreased 7% compared to the second quarter of 1999.

Consolidated Gross Profit--Our consolidated gross profit increased 8% to $131.6 million in the second quarter of 2000. As a percent of net sales, gross profit decreased 0.9 percentage points, to 57.3% in the second quarter of 2000. The dollar increase in gross profit was due primarily to our higher net sales and the lower gross margin was due primarily to product mix.

Consolidated Product Contribution--Our consolidated product contribution increased 12% to $80.6 million in the second quarter of 2000. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution increased 0.8 percentage points to 35.1% in the second quarter of 2000. The increase in product contribution as a percent of net sales was primarily the result of lower overall advertising and sales promotion expenses as a percentage of net sales, offsetting the lower gross margins.

      Personal Products Division--Product contribution increased 12% to $44.0 million in the second quarter of 2000. As a percent of net sales, product contribution decreased 0.1 percentage points to 35.6% in the second quarter of 2000. The increase in product contribution was due primarily to higher net sales and the lower product contribution margin was primarily due to product mix.

      Consumer Products Division--Product contribution increased 35% to $24.5 million in the second quarter of 2000. As a percent of net sales, product contribution increased 5.6 percentage points to 35.4% in the second quarter of 2000. The increase in product contribution was due primarily to higher net sales and the higher product

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      contribution margin was due to product mix and lower advertising and sales promotion expenses as a percentage of net sales.

      International and Other Division--Product contribution decreased 12% to $14.2 million in the second quarter of 2000. As a percent of net sales, product contribution decreased 3.4 percentage points to 39.1% in the second quarter of 2000. The decrease in product contribution was due primarily to lower net sales. The lower product contribution margin was due to product mix and higher advertising and sales promotion expenses as a percentage of net sales.

Consolidated Operating Earnings--Our consolidated operating earnings increased 16% to $45.3 million in the second quarter of 2000. The increase in operating earnings was the result of our higher net sales and lower advertising and sales promotion expenses as a percentage of net sales.

Consolidated Interest Expense--Our consolidated interest expense increased 12% to $21.2 million in the second quarter of 2000. Average debt for the second quarter of 2000 exceeded the second quarter of 1999 by approximately $52.0 million, or 6%, due primarily to our purchase of the Baby Magic business. In addition to the higher average debt outstanding, interest expense was impacted by higher average interest rates in the second quarter of 2000 compared to the same period in 1999.

Consolidated Income Taxes--Our consolidated income taxes increased 18% to $10.0 million in the second quarter of 2000. As a percent of pretax earnings, our effective tax rate decreased 0.5 percentage points to 41.6% in the second quarter of 2000. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

Six Months Ended July 1, 2000 Compared To
    Six Months Ended June 26, 1999

Consolidated Net Sales--Our consolidated net sales increased 13% to $453.1 million for the six months ended July 1, 2000 compared to the six months ended June 26, 1999. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic and the divested portion of our Jhirmack business, our consolidated net sales grew by $25.4 million, or 7%, compared to the same period in 1999.

      Personal Products Division--Net sales increased 19% to $245.2 million for the six months ended July 1, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, the net sales of the division increased by $11.9 million, or 6%, compared to the same period in 1999.

                  Net sales of Infant Care products increased 23% to $140.0
            million for the six months ended July 1, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, our Infant Care net sales decreased by $1.7 million, or 2%, compared to the comparable period of 1999. Our dollar market share of the infant feeding category decreased 1.8 percentage points to 40.6% for the six months ended July 1, 2000. Our dollar market share in cups, disposable feeding, and pacifiers each experienced declines offsetting market share gains in hard bottles and nipples. The market share declines were due primarily to competitive activity. The infant feeding category grew 6.7% for the six months ended July 1, 2000 versus the comparable period in 1999, and the retail consumption of our products grew 2.2%. New competitors in disposable feeding and infant toiletries launched products that were heavily supported with trade spending and media campaigns. As a result, our dollar market share declined 2.6 percentage points to 12.1% for the first six months in 2000 versus the same period in 1999. We have initiated counter-measures to combat the competition and regain market share.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

                  Net sales of Feminine Care products increased 15% to $105.1 million for the six months ended July 1, 2000. We experienced dollar market share gains of 1.5 percentage points to 30.7% of the tampon category. The tampon category, in dollars, grew 1.1% versus the comparable period of 1999, while the retail consumption of our products grew 6.3%. This level of growth is attributable to our innovative product development efforts and strong consumer marketing initiatives

      Consumer Products Division--Net sales increased 11% to $137.6 million for the six months ended July 1, 2000. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $15.5 million, or 13%, compared to the same period in 1999.

                  Net sales of Sun Care products increased 20% to $91.5 million for the six months ended July 1, 2000. Our dollar market share increased 1.4 percentage points to 21.7% for the six months ended July 1, 2000. The sun care category, in dollars, grew 2.6% and the retail consumption of our products increased 9.7% compared to the six months ended June 26, 1999. The growth in our dollar market share and consumption was due largely to demand for the Banana Boat product line, and increased consumer awareness of the need for sunscreen protection. In addition, our array of new products for the 2000 season was favorably received by the trade contributing to our growth.

                  Net sales of Household Products increased 4% to $24.9 million for the six months ended July 1, 2000. The increase was due to strength in the gloves business. The gloves category decreased 0.2%, on a dollar basis, but our retail consumption was up 11.7%. This increased our dollar market share by 3.9% to 37.1% of the category. The strong gloves business offset modest sales declines in Woolite.

                  Net sales of Personal Grooming decreased 13% to $21.2 million for the six months ended July 1, 2000. Personal Grooming net sales excluding the divested U.S. Jhirmack line decreased $0.7 million, or 3%, compared to the six months ended June 26, 1999. The sales decline is primarily attributable to shortfalls in our oral care businesses. Our two largest Personal Grooming brands, Ogilvie and Binaca, increased their respective market shares during the six months ended July 1, 2000. The dollar market share for Ogilvie increased 18.7 percentage points to72.7% for the six months ended July 1, 2000 and the dollar market share for Binaca rose 6.8 percentage points to 46.4% for the six months ended July 1, 2000. In 2000 Binaca became the market leader in its breath sprays and drops category.

      International and Other Division--Net sales increased 1% to $70.3 million for the six months ended July 1, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, net sales of the division decreased 3% compared to the six months ended June 26, 1999.

Consolidated Gross Profit--Our consolidated gross profit increased 13% to $261.3 million for the six months ended July 1, 2000. As a percent of net sales, gross profit decreased 0.2 percentage points, to 57.7% for the six months ended July 1, 2000. The dollar increase in gross profit was due primarily to our higher net sales and the lower gross margin was due primarily to product mix.

Consolidated Product Contribution--Our consolidated product contribution increased 14% to $164.6 million for the six months ended July 1, 2000. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution increased 0.2 percentage points to 36.3% for the six months ended July 1, 2000. The increase in product contribution as a percent of net sales was primarily the result of lower overall advertising and sales promotion expenses as a percentage of net sales, offsetting slightly lower gross margins.

      Personal Products Division--Product contribution increased 17% to $94.7 million for the six months ended July 1, 2000. As a percent of net sales, product contribution decreased 0.6 percentage points to 38.6% for the six

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      months ended July 1, 2000. The increase in product contribution was due primarily to higher net sales and the lower product contribution margin was due primarily to product mix.

      Consumer Products Division--Product contribution increased 13% to $46.4 million for the six months ended July 1, 2000. As a percent of net sales, product contribution increased 0.8 percentage points to 33.7% for the six months ended July 1, 2000. The increase in product contribution was due primarily to higher net sales and the higher product contribution margin was due to lower advertising and sales promotion expenses as a percentage of net sales.

      International and Other Division--Product contribution increased 3% to $27.1 million for the six months ended July 1, 2000. As a percent of net sales, product contribution increased 0.5 percentage points to 38.5% for the six months ended July 1, 2000. The increase in product contribution was due primarily to higher net sales and the higher product contribution margin was due primarily to lower advertising and sales promotion expenses as a percentage of net sales.

Consolidated Operating Earnings--Our consolidated operating earnings increased 15% to $93.5 million for the six months ended July 1, 2000. The increase in operating earnings was the result of our higher net sales and lower advertising and sales promotion expenses as a percentage of net sales.

Consolidated Interest Expense--Our consolidated interest expense increased 15% to $43.3 million for the six months ended July 1, 2000. Average debt for the six months ended July 1, 2000, exceeded the comparable 1999 period by approximately $89.4 million, or 10%, due primarily to our purchases of the Diaper Genie business and the Baby Magic business, both acquired in 1999. The impact of the additional debt was further compounded by higher average interest rates for the six months ended July 1, 2000 compared to the same period in 1999.

Consolidated Income Taxes--Our consolidated income taxes increased 13% to $20.9 for the six months ended July 1, 2000. As a percent of pretax earnings, our effective tax rate decreased 0.5 percentage points to 41.7 for the six months ended July 1, 2000. Our effective tax rate decreases as non-deductible goodwill amortization becomes a smaller portion of operating earnings.

Financial Condition and Liquidity

      At July 1, 2000, our working capital (current assets net of current liabilities) increased $5.2 million to $97.2 million. The increase in working capital resulted from higher total current assets and lower total current liabilities.

      o Total current assets increased $2.6 million at July 1, 2000 compared to December 25, 1999. This occurred as a result of an increase of $26.0 million in receivables, primarily as a result of higher net sales compared to the fourth quarter of 1999 and the impact of extended credit terms on our Sun Care sales. The seasonal growth in receivables was offset primarily by a reduction in inventories of $16.7 million. All other current assets decreased $6.7 million.

      o Total current liabilities decreased $2.6 million at July 1, 2000 compared to December 25, 1999. This occurred primarily as a result of a decrease of $15.3 million in accounts payables due to our payment for our Sun Care inventory build. Current maturities of long-term debt increased $13.6 million at July 1, 2000 compared to December 25, 1999 as a result of principal repayment obligations on our Term A Loan (see Note 5 of Notes to Condensed Consolidated Financial Statements). All other current liabilities decreased $0.9 million.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      Our product lines, with the exception of Sun Care, generally have not been seasonal. However, sun care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from February to September due to extended credit terms on our Sun Care sales. In accordance with industry practice, we also allow our customers to return unsold sun care product at the end of the sun care season. We reserve amounts on our balance sheet as we sell our Sun Care products based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions.

      Capital expenditures for equipment and facility improvements were $15.0 million for the six months ended July 1, 2000. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2000 are expected to be between $23.0 million and $25.0 million.

      At July 1, 2000, long-term debt (including current portion but excluding obligations due to related party) was $966.3 million compared to $987.9 million at December 25, 1999. The decrease of $21.6 million relates to Revolving Credit Facility repayments of $16.5 million and scheduled principal repayments on our Term Loan and Term A Loan. At July 1, 2000, we had $97.7 million available to borrow under our Revolving Credit Facility. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time, with the first reduction of $5.0 million occurring on December 15, 2000.

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

      Since the beginning of 1998 we made a number of acquisitions including PCH, Carewell, Binky, Diaper Genie and Baby Magic. We financed these transactions by borrowing additional money on our Term Loan and Term A Loan, utilizing available borrowings under our Revolving Credit Facility and we issued a Convertible Note and shares of our Common Stock. In total, we borrowed $332.4

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

million, issued a $0.5 million note that was later repaid and issued 9,257,345 shares of our Common Stock (see Note 2 and Note 5 of Notes to Condensed Consolidated Financial Statements). We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted

      We intend to use more of our available cash flow to reduce our level of debt. One of our objectives is to reduce our ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) to below 4.0X by the end of 2001. In 1999, this ratio was 5.3X. We have quarterly principal repayment obligations due on both the Term A Loan and the Term Loan through the second and third quarters of the year 2003. Our fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

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

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for us beginning in fiscal year 2001. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. We are currently evaluating the effect this Statement will have on our financial position and results from operations.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which is effective for us in the fourth quarter of 2000. This Issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including: discounts, coupons, rebates, and free products or services, offered voluntarily to customers. We are currently evaluating the effect this Issue will have on our financial statements. We anticipate that we will need to restate our net sales and advertising and promotion expenses and that this restatement will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. We do not believe this Issue will have any impact on our reported operating earnings, net income, or earnings per share.

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

      As of the end of July 2000, there were approximately 8 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 16, 2000, the following actions were taken:

      Eleven Nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2001 and until their successors are duly authorized and qualified.

                Name                      Votes For              Votes Withheld
           --------------------           ---------              --------------
           Robert B. Haas                 51,656,919                 54,293
           Michael R. Gallagher           51,664,532                 46,680
           Glenn A. Forbes                51,665,497                 45,715
           Richard C. Blum                51,659,034                 51,378
           Michael R. Eisenson            51,663,447                 47,765
           Timothy O. Fisher              51,663,902                 47,230
           C. Ann Merrifield              51,661,015                 50,197
           Jeffrey W. Ubben               51,654,345                 56,867
           Wyche H. Walton                51,654,145                 57,067
           Douglas D. Wheat               51,652,093                 59,117
           Kenneth F. Yontz               51,662,547                 48,665

      The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2000.

            Votes For                  Votes Against            Votes Abstain
            ----------                 -------------            -------------
            51,638,558                     17,050                   55,604

      The amendment to the Management Incentive Plan for Key Employees was approved.

            Votes For                  Votes Against            Votes Abstain
            ----------                 -------------            -------------
            51,206,311                     373,469                  51,452

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits:

            (27) Financial Data Schedule

                             PLAYTEX PRODUCTS, INC.
                     PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K (continued)

b.    Reports on Form 8-K

                  On May 24, 2000, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we announced that we would not proceed with a previously announced exchange offer with the holders of our common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PLAYTEX PRODUCTS, INC.


Date:  August 15, 2000         By: /S/ MICHAEL R. GALLAGHER
                                    --------------------------------------------
                                    Michael R. Gallagher
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 15, 2000          By: /S/ GLENN A. FORBES
                                    --------------------------------------------
                                    Glenn A. Forbes
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

27                                 Financial Data Schedule