Form 10-Q
period 2000-09-30
PLAYTEX PRODUCTS INC
filed 2000-11-14
CIK 842699

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

                    For the Quarter Ended September 30, 2000

                           Commission File No. 1-12620

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                          51-0312772
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                    ---------------------------------------
                    (Address of principal executive offices)

                        Telephone number: (203) 341-4000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No  |_|

      At November 6, 2000 60,947,599 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                                PLAYTEX PRODUCTS, INC
                                        INDEX

                              PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           -----
Item 1.    Condensed Consolidated Financial Statements....................  3-15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 16-23

                              PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................  24

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits...................................................  24

           (b) Reports on Form 8-K........................................  24

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk......  24

           Signatures.....................................................  25

           Exhibit Index..................................................  26

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         September 30,   December 25,
                                                                              2000           1999
                                                                          -----------    -----------
                             ASSETS                                       (Unaudited)
Current assets:
   Cash ...............................................................   $    18,964    $     7,526
   Receivables, less allowance for doubtful accounts ..................       116,298        130,256
   Inventories ........................................................        67,965         85,496
   Deferred income taxes ..............................................        12,882         14,937
   Other current assets ...............................................         1,849          5,639
                                                                          -----------    -----------
      Total current assets ............................................       217,958        243,854
Net property, plant and equipment .....................................       120,960        107,193
Intangible assets, net ................................................       680,685        697,214
Deferred financing costs ..............................................        12,718         15,530
Due from related party ................................................        80,017         80,017
Other noncurrent assets ...............................................         4,247          4,844
                                                                          -----------    -----------
      Total assets ....................................................   $ 1,116,585    $ 1,148,652
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................   $    32,003    $    45,107
   Accrued expenses ...................................................        71,567         73,994
   Income taxes payable ...............................................         7,254          8,934
   Current maturities of long-term debt ...............................        31,906         23,813
                                                                          -----------    -----------
      Total current liabilities .......................................       142,730        151,848
Long-term debt ........................................................       899,656        964,063
Due to related party ..................................................        78,386         78,386
Other noncurrent liabilities ..........................................        11,710         12,267
Deferred income taxes .................................................        42,191         36,956
                                                                          -----------    -----------
      Total liabilities ...............................................     1,174,673      1,243,520
                                                                          -----------    -----------
Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     60,947,599 shares at September 30, 2000 and
     60,562,327 shares at December 25, 1999 ...........................           609            605
   Additional paid-in capital .........................................       523,125        519,811
   Retained earnings (deficit) ........................................      (578,995)      (612,764)
   Foreign currency translation adjustment ............................        (2,827)        (2,520)
                                                                          -----------    -----------
      Total stockholders' equity ......................................       (58,088)       (94,868)
                                                                          -----------    -----------
      Total liabilities and stockholders' equity ......................   $ 1,116,585    $ 1,148,652
                                                                          ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                              Three Months Ended
                                                                         ---------------------------
                                                                         September 30,  September 25,
                                                                              2000           1999
                                                                          -----------    -----------
Net sales .............................................................   $   188,143    $   187,926
Cost of sales .........................................................        78,797         78,329
                                                                          -----------    -----------

   Gross profit .......................................................       109,346        109,597

Operating expenses:
   Advertising and sales promotion ....................................        42,707         42,061
   Selling, distribution and research .................................        23,889         21,036
   Administrative .....................................................         7,104          6,501
   Amortization of intangibles ........................................         5,608          5,593
                                                                          -----------    -----------

      Total operating expenses ........................................        79,308         75,191

        Operating earnings ............................................        30,038         34,406

Interest expense including related party interest expense
   of $3,037 for both periods presented, net of related party
   interest income of $3,001 for both periods presented ...............        21,208         20,560
                                                                          -----------    -----------

        Earnings before income taxes ..................................         8,830         13,846

Income taxes ..........................................................         4,370          5,817
                                                                          -----------    -----------

        Net earnings ..................................................   $     4,460    $     8,029
                                                                          ===========    ===========

Earnings per share:
   Basic ..............................................................   $      0.07    $      0.13
                                                                          ===========    ===========
   Diluted ............................................................   $      0.07    $      0.13
                                                                          ===========    ===========

Weighted average shares outstanding:
   Basic ..............................................................        60,872         60,514
                                                                          ===========    ===========
   Diluted ............................................................        61,364         61,523
                                                                          ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                               Nine Months Ended
                                                                         ----------------------------
                                                                         September 30,  September 25,
                                                                              2000           1999
                                                                          -----------    -----------

Net sales .............................................................   $   641,239    $   587,573
Cost of sales .........................................................       270,569        246,767
                                                                          -----------    -----------

   Gross profit .......................................................       370,670        340,806

Operating expenses:
   Advertising and sales promotion ....................................       139,420        129,179
   Selling, distribution and research .................................        69,350         60,508
   Administrative .....................................................        21,556         19,768
   Amortization of intangibles ........................................        16,808         15,487
                                                                          -----------    -----------

      Total operating expenses ........................................       247,134        224,942

        Operating earnings ............................................       123,536        115,864

Interest expense including related party interest expense
   of $9,112 for both periods presented, net of related party
   interest income of $9,002 for both periods presented ...............        64,474         58,327
                                                                          -----------    -----------

        Earnings before income taxes ..................................        59,062         57,537

Income taxes ..........................................................        25,293         24,272
                                                                          -----------    -----------

        Net earnings ..................................................   $    33,769    $    33,265
                                                                          ===========    ===========

Earnings per share:
   Basic ..............................................................   $      0.56    $      0.55
                                                                          ===========    ===========
   Diluted ............................................................   $      0.55    $      0.54
                                                                          ===========    ===========

Weighted average shares outstanding:
   Basic ..............................................................        60,781         60,458
                                                                          ===========    ===========
   Diluted ............................................................        63,092         62,970
                                                                          ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                                  PLAYTEX PRODUCTS, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Unaudited, in thousands)

                                                                                        Foreign
                                         Common               Additional   Retained     Currency
                                         Shares      Common     Paid-In    Earnings    Translation
                                       Outstanding   Stock      Capital    (Deficit)    Adjustment     Total
                                       ----------- ---------  ----------   ---------    -----------  ----------
Balance, December 25, 1999 .........      60,562   $     605   $ 519,811   $(612,764)   $  (2,520)   $ (94,868)
Net earnings .......................          --          --          --      33,769           --       33,769
Foreign currency translation
  adjustment .......................          --          --          --          --         (307)        (307)
                                                                                                     ---------
    Comprehensive earnings .........                                                                    33,462
Stock issued to employees exercising
  stock options ....................         386           4       3,314          --           --        3,318
                                       ---------   ---------   ---------   ---------    ---------    ---------
    Balance, September 30, 2000 ....      60,948   $     609   $ 523,125   $(578,995)   $  (2,827)   $ (58,088)
                                          ======   =========   =========   =========    =========    =========

   See the accompanying notes to condensed consolidated financial statements.

                                 PLAYTEX PRODUCTS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited, in thousands)

                                                                               Nine Months Ended
                                                                          ---------------------------
                                                                          September 30, September 25,
                                                                              2000           1999
                                                                          -----------    -----------
Cash flows from operations:
   Net earnings .......................................................   $    33,769    $    33,265
   Non-cash items included in earnings:
     Amortization of intangibles ......................................        16,808         15,487
     Amortization of deferred financing costs .........................         2,812          2,487
     Depreciation .....................................................         8,476          7,234
     Deferred income taxes ............................................         5,789          7,357
     Other, net .......................................................           428            497
   Net decrease (increase) in working capital accounts,
     net of acquisitions ..............................................        19,007         (1,544)
                                                                          -----------    -----------

        Net cash flows from operations ................................        87,089         64,783

Cash flows used for investing activities:
   Purchases of property, plant and equipment .........................       (22,376)       (18,363)
   Purchase of patent rights ..........................................          (279)            --
   Businesses acquired, net ...........................................            --       (210,108)
                                                                          -----------    -----------

        Net cash flows used for investing activities ..................       (22,655)      (228,471)

Cash flows (used for) provided by financing activities:
   Net (repayment) borrowings under credit facilities .................       (32,500)        19,350
   Long-term debt borrowings ..........................................            --        150,000
   Long-term debt repayments ..........................................       (23,814)        (3,813)
   Payment of financing costs .........................................            --         (2,481)
   Issuance of shares of common stock .................................         3,318          1,260
                                                                          -----------    -----------

        Net cash flows (used for) provided by financing activities ....       (52,996)       164,316

Increase in cash ......................................................        11,438            628
Cash at beginning of period ...........................................         7,526          6,871
                                                                          -----------    -----------

Cash at end of period .................................................   $    18,964    $     7,499
                                                                          ===========    ===========

Supplemental disclosures of cash flow information

   Cash paid during the periods for:
    Interest ..........................................................   $    57,086    $    49,643
    Income taxes, net of refunds ......................................   $    19,688    $    16,723

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that you may expect for the full year.

      Our results for the third quarter of 2000 are for the 13-week period ended September 30, 2000 and our results for the third quarter of 1999 are for the 13-week period ended September 25, 1999. Our results for the nine month period ended September 30, 2000 are for a 40-week period, whereas the comparable period in 1999 is for a 39-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ending December 30, 2000 includes the extra week, or 53 weeks.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (continued)

      In connection with the 1999 and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at September 30, 2000 (unaudited, in thousands):

                                            Reserved    Amount     Balance
                                             Amount     Spent     Remaining
                                             ------     -----     ---------
Exit costs................................   $3,653     $2,773      $  880
Involuntary terminations..................    3,116      2,745         371
Relocation costs..........................      135        135          --
                                             ------     ------      ------
   Total..................................   $6,904     $5,653      $1,251
                                             ======     ======      ======

The remaining balance is primarily for building lease commitments and severance costs. The amount remaining for involuntary terminations at September 30, 2000, represents severance payments to be made through the first quarter of 2002.

      The following pro forma results of operations for the nine months ended September 25, 1999, assumes the acquisitions of Diaper Genie and Baby Magic had occurred on December 27, 1998. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel could occur as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 27, 1998.

                                                                   Nine Months
                                                                     Ended
                                                                  September 25,
(unaudited, in thousands, except per share data)                      1999
                                                                   ----------

Net sales......................................................    $ 617,172
Net earnings...................................................    $  35,167

Earnings per share:
   Basic.......................................................    $     .58
   Diluted.....................................................    $     .57

Weighted average shares outstanding:
   Basic.......................................................       60,458
   Diluted.....................................................       64,156

Our results for the three and nine months ended September 30, 2000 include the operating results of the Diaper Genie and Baby Magic acquisitions.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Earnings

      Foreign currency translation adjustment is the only reconciling item between net earnings and comprehensive earnings. For the three and nine months ended September 30, 2000 and September 25, 1999, there were no material differences between net earnings and comprehensive earnings. For the three and nine months ended September 30, 2000 and September 25, 1999, our comprehensive earnings were (unaudited, in thousands):

                                                  Three Months Ended             Nine Months Ended
                                              ----------------------------  ----------------------------
                                              September 30,  September 25,  September 30,  September 25,
                                                 2000            1999           2000           1999
                                                -------        -------        -------        --------
 Net earnings................................   $ 4,460        $ 8,029        $33,769        $ 33,265
 Foreign currency translation adjustment.....      (234)           (34)          (307)            266
                                                -------        -------        -------        --------
   Comprehensive earnings....................   $ 4,226        $ 7,995        $33,462        $ 33,531
                                                =======        =======        =======        ========

4. Balance Sheet Components

                                                                                           September 30,      December 25,
      The components of certain balance sheet accounts are as follows (in thousands):          2000               1999
                                                                                              ---------        ---------
                                                                                            (Unaudited)

Receivables ................................................................                  $ 118,816        $ 132,548
Less allowance for doubtful accounts .......................................                     (2,518)          (2,292)
                                                                                              ---------        ---------
    Net ....................................................................                  $ 116,298        $ 130,256
                                                                                              =========        =========

Inventories:
   Raw materials ...........................................................                  $  22,581        $  27,974
   Work in process .........................................................                      1,387              532
   Finished goods ..........................................................                     43,997           56,990
                                                                                              ---------        ---------
    Total ..................................................................                  $  67,965        $  85,496
                                                                                              =========        =========

Net property, plant and equipment:
   Land ....................................................................                  $   2,376        $   2,376
   Buildings ...............................................................                     37,809           37,165
   Machinery and equipment .................................................                    175,722          154,848
                                                                                              ---------        ---------
                                                                                                215,907          194,389
   Less accumulated depreciation ...........................................                    (94,947)         (87,196)
                                                                                              ---------        ---------
    Net ....................................................................                  $ 120,960        $ 107,193
                                                                                              =========        =========

Accrued expenses:
   Advertising and sales promotion .........................................                  $  15,412        $  29,011
   Employee compensation and benefits ......................................                     13,851           13,894
   Interest ................................................................                     15,654           11,078
   Insurance ...............................................................                      3,294            3,189
   Other ...................................................................                     23,356           16,822
                                                                                              ---------        ---------
    Total ..................................................................                  $  71,567        $  73,994
                                                                                              =========        =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt

      Long-term debt consists of the following (in thousands):           September 30,   December 25,
                                                                              2000           1999
                                                                         -------------   ------------
                                                                           (Unaudited)

1997 Credit Agreement:
   Term A Loan ........................................................   $   129,812    $   151,126
   Revolving Credit Facility ..........................................            --         32,500
   Term Loan ..........................................................       241,750        244,250

6% Convertible Subordinated Notes due 2004 ............................        50,000         50,000
8 7/8% Senior Notes due 2004 ..........................................       150,000        150,000
9% Senior Subordinated Notes due 2003 .................................       360,000        360,000
                                                                          -----------    -----------
                                                                              931,562        987,876
   Less current maturities ............................................       (31,906)       (23,813)
                                                                          -----------    -----------
     Total long-term debt .............................................   $   899,656    $   964,063
                                                                          ===========    ===========

      On July 21, 1997, we completed a refinancing of our senior indebtedness, which included:

      o the issuance of $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004,
      o a $150.0 million senior secured term loan due September 15, 2003 (the "Term Loan"), and
      o senior secured credit facilities (the "Senior Credit Facilities") of $170.0 million comprised of:
            >>    $115.0 million revolving credit facility (the "Revolving
                  Credit Facility") and
            >>    $55.0 million term loan facility (the "Term A Loan").

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

      The Term Loan provides for quarterly repayment of principal of $625,000 through June 15, 2003. The final payment of $235.5 million is due on September 15, 2003.

      Scheduled principal repayments on the Term A Loan are made quarterly, and amount to:

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

      We periodically use financial instruments to manage the impact of interest rate changes on our variable rate debt. At September 30, 2000 our total indebtedness consisted of $560.0 million in fixed rate debt and $371.6 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. Effective July 23, 2000, this swap agreement was cancelled by the other party. Based on our current interest rate exposure, a 1% increase in interest rates would result in an estimated $3.7 million of additional interest expense on an annualized basis.

      The interest rate on our Term Loan, Term A Loan, and Revolving Credit Facility varies over time depending on short-term interest rates. At September 30, 2000 and September 25, 1999, the weighted average interest rate on our floating rate debt was 8.24% and 7.08%, respectively. The weighted average interest rate on our floating rate debt for the three months ended September 30, 2000 and September 25, 1999 was 7.93% and 6.79%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility. At September 30, 2000, we had $113.8 million of unused borrowings available to us under the Revolving Credit Facility.

      Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,
      o     major acquisitions or mergers,
      o     capital expenditures and asset sales, and
      o     dividends and other distributions.

The agreement relating to the Revolving Credit Facility and the Term A Loan requires us to achieve certain financial coverage ratios. If we fail to do so, it would result in a covenant default under the agreement. At the end of the third quarter of fiscal 2000, we were in compliance with these ratio requirements. However, we are uncertain as to whether we will be able to meet these ratio requirements at the end of the fourth quarter of fiscal 2000. We are currently in discussions with our banking group and anticipate amending this agreement prior to the end of the fourth quarter in order to eliminate the potential for covenant default. In order to obtain the amendment, we may be required to pay an amendment fee and to increase the interest rate spread over LIBOR that we currently pay on the Revolving Credit Facility and Term A Loan.

6. Business Segments

      We are organized in three divisions:

      Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      o     Playtex disposable nurser system, cups and reusable hard bottles
      o     Wet Ones hand and face towelettes
      o     Baby Magic bath, oil, lotion and powders
      o     Binky pacifiers
      o     Mr. Bubble children's bubble bath
      o     Chubs/Baby Magic wipes
      o     Diaparene infant care products, and
      o     Diaper Genie diaper disposal system.

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

      Sun Care

      o     Banana Boat


      Household Products

      o     Playtex Gloves
      o     Woolite rug and upholstery cleaning products

      Personal Grooming

      o     Binaca breath spray and drops
      o     Tek toothbrushes
      o     Better Off depilatories
      o     Dorothy Gray skin care products
      o     Ogilvie at-home permanents
      o     Dentax oral care products
      o     Tussy deodorant
      o     Jhirmack hair care products (through May 12, 1999)

      Our International and Other Division includes:

      o     Sales to specialty classes of trade in
              the United States
      o     export sales
      o     sales in Puerto Rico
      o     results from our Canadian subsidiary
      o     sales of private label tampons

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

      The results of our divisions for the three and nine months ended September 30, 2000 and September 25, 1999 are as follows (unaudited, dollars in thousands):

                                                             Three Months Ended
                                                -------------------------------------------
                                                 September 30, 2000      September 25, 1999
                                                --------------------    --------------------
                                                   Net       Product      Net      Product
                                                  Sales      Contrib.   Sales (1)  Contrib.(1)
                                                --------     -------    --------   --------
Personal Products............................   $126,837     $51,746    $125,764    $49,928
Consumer Products............................     28,124       2,401      29,711      6,306
International and Other......................     33,182      12,950      32,451     12,599
Unallocated Charges (2)......................         --        (458)         --     (1,297)
                                                --------     -------    --------    -------
   Total Consolidated........................   $188,143      66,639    $187,926     67,536
                                                ========      ======    ========     ======
Reconciliation to operating earnings:
-------------------------------------
Selling, distribution and research...........                 23,889                 21,036
Administrative...............................                  7,104                  6,501
Amortization of intangibles..................                  5,608                  5,593
                                                             -------                -------
   Operating earnings........................                $30,038                $34,406
                                                             =======                =======

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Business Segments (continued)

                                                              Nine Months Ended
                                                -------------------------------------------
                                                 September 30, 2000      September 25, 1999
                                                --------------------    --------------------
                                                   Net       Product      Net      Product
                                                  Sales      Contrib.   Sales (1)  Contrib.(1)
                                                --------     -------    --------   --------
Personal Products............................   $371,992    $146,481    $331,626  $130,607
Consumer Products............................    165,750      48,769     154,151    47,224
International and Other......................    103,497      40,009     101,796    38,955
Unallocated Charges (2)......................         --      (4,009)         --    (5,159)
                                                --------    --------    --------   -------
   Total Consolidated........................   $641,239     231,250    $587,573   211,627
                                                ========     =======    ========   =======
Reconciliation to operating earnings:
------------------------------------
Selling, distribution and research...........                 69,350                60,508
Administrative...............................                 21,556                19,768
Amortization of intangibles..................                 16,808                15,487
                                                            --------               -------
   Operating earnings........................               $123,536              $115,864
                                                            ========              ========

-----------

(1) In 2000, our divisional structures were reorganized. The International and Other Division now includes the U.S specialty classes of trade including: clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales of the specialty classes of trade represented approximately 7% of consolidated net sales for the three and nine months ended September 25,1999.

(2) Certain unallocated corporate charges such as business license taxes and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and nine months ended September 30, 2000 and September 25, 1999 (unaudited, in thousands, except per share amounts):

                                                                               Three Months Ended          Nine Months Ended
                                                                            --------------------------  --------------------------
                                                                            September 30, September 25, September 30, September 25,
                                                                                2000          1999          2000          1999
                                                                               -------       -------       -------       -------
Numerator:
  Net earnings--as reported ............................................       $ 4,460       $ 8,029       $33,769       $33,265
  Adjustment for interest on Convertible Notes .........................            --            --           946           788
                                                                               -------       -------       -------       -------
     Net earnings--as adjusted .........................................       $ 4,460       $ 8,029       $34,715       $34,053
                                                                               =======       =======       =======       =======

Denominator:
  Weighted average shares outstanding--as reported .....................        60,872        60,514        60,781        60,458
  Adjustment for dilutive effect of employee stock options .............           492         1,009           570         1,087
  Adjustment for dilutive effect of Convertible Notes ..................            --            --         1,741         1,425
                                                                               -------       -------       -------       -------
  Weighted average shares outstanding--as adjusted .....................        61,364        61,523        63,092        62,970
                                                                               =======       =======       =======       =======

Basic Earnings Per Share ...............................................       $   .07       $   .13       $   .56       $   .55
Diluted Earnings Per Share .............................................       $   .07       $   .13       $   .55       $   .54

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things:

      o     price and product changes,
      o     promotional activity by competitors,
      o     the loss of a significant customer,
      o     capacity limitations,
      o     the difficulties of integrating acquisitions,
      o     raw material and manufacturing costs,
      o     adverse publicity and product liability claims,
      o     impact of weather conditions, especially on Sun Care,
      o     our level of debt,
      o     interest rate fluctuations,
      o     future cash flows,
      o     dependence on key employees.

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

Trademarks

      We have proprietary rights to a number of trademarks important to our businesses, such as: Baby Magic, Banana Boat, Binaca, Binky, Cool Colorz, CoolStraw, Diaparene, Diaper Genie, Dentax, Drop-Ins, Gentle Glide, HandSaver, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Tan Express, Tek, Tussy, and Wet Ones. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

Items Affecting Comparability

      Our results for the third quarter of 2000 are for the 13-week period ended September 30, 2000 and our results for the third quarter of 1999 are for the 13-week period ended September 25, 1999. Our results for the nine months ended September 30, 2000 are for a 40-week period and our results for the nine months ended September 25, 1999 are for a 39-week period. We do not believe the extra week in the nine-month period ended September 30, 2000 contributed materially to our net sales or earnings due to our shipment patterns. All references to market share and market share data are for comparable 13 and 39-week periods and represent our percentage of the total dollar volume of products purchased

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

by consumers in the applicable category (dollar market share). This information is provided to us from the ACNielsen Company.

      In 2000, our divisional structures were reorganized. The International and Other Division now include the U.S specialty classes of trade including: clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales from the specialty classes of trade represented approximately 7% of consolidated net sales for the three and nine month periods ended September 25,1999.

Results of Operations

Three Months Ended September 30, 2000 Compared To
  Three Months Ended September 25, 1999

Consolidated Net Sales--Our consolidated net sales were essentially flat with the third quarter of 1999, increasing $0.2 million to $188.1 million in the third quarter of 2000.

      Personal Products Division--Net sales increased $1.1 million to $126.8 million in the third quarter of 2000.

               Net sales of Infant Care products increased $0.7 million to $70.4 million in the third quarter of 2000. Our infant feeding and soothing business increased its net sales 2% as a result of sales growth in disposables and reusable hard bottles, offset by, sales declines in cups and pacifiers. The infant feeding category grew 4.3% in dollars in the third quarter of 2000 versus the third quarter of 1999, and the retail consumption of our products decreased 3.3%. Our dollar market share of the infant feeding category decreased 3.1 percentage points to 39.1% in the third quarter of 2000 versus the same quarter in the prior year. This was due primarily to competitive pressures in our cup business and the impact of our voluntary pacifier recall in June of this year. Partially offsetting this decline were market share gains in our hard bottle and nipple business as a result of new product entries in the past twelve months.

               Net sales of Feminine Care products increased $0.4 million to $56.5 million in the third quarter of 2000. Historically, the third quarter is the largest consumption quarter for Feminine Care. This is due to the increase in outdoor activities such as swimming and other leisure activities. We believe our Feminine Care sales, as well as the feminine care category, were hindered in the third quarter of 2000 by unfavorable summer weather across much of the country. This weather pattern reduced outdoor summer activities. Our dollar market share increased 0.7 percentage points to 31.1% of the tampon category and the retail consumption of our products grew 3.4% compared to category growth of 0.6%. This was our thirteenth consecutive quarter of market share gains and consumption growth in excess of category growth. This level of growth is attributable to our innovative product development efforts and strong consumer marketing initiatives. We added two new tampon forming machines during the third quarter of 2000 and expect a third machine to come on-line in the fourth quarter of 2000. These new machines are expected to increase capacity by an estimated 23% on an annual basis. Also, we expect to add two additional machines in early 2001.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      Consumer Products Division--Net sales decreased $1.6 million to $28.1 million in the third quarter of 2000.

               Net sales of Sun Care products decreased $3.5 million, or 71%, to $1.4 million in the third quarter of 2000. We estimate the returns for Sun Care products based on, amongst other things, historical experience. Due to the unfavorable weather pattern in 2000, we increased our estimate for Sun Care returns in the third quarter of 2000. While this impacted third quarter results, retail consumption of Banana Boat products during the summer season remained strong. Our dollar market share increased 1.6 percentage points to 22.3% and the retail consumption of our products increased 9.6% outpacing the category, which grew 1.5%. The growth in our dollar market share and consumption was due largely to demand for the Banana Boat product line, and increased consumer awareness of the need for sunscreen protection.

               Net sales of Household Products increased $1.5 million, or 11%, to $15.6 million in the third quarter of 2000. Our Household Products businesses showed strong results aided in part by additional promotional activity. Our dollar market share of the rug and upholstery cleaning category increased 0.5 percentage points to 19.7% of the category and our retail consumption was up 1.7%, despite a 1.0% decline in the category. The gloves business showed similar results. Our retail consumption was up 11.5% compared to category growth of 0.7% and our dollar market share increased 3.6 percentage points to 37.2% of the category.

               Net sales of Personal Grooming increased $0.4 million to $11.2 million in the third quarter of 2000. Our largest Personal Grooming brand, Ogilvie, had net sales growth of over 17%, which can be attributed to new innovative products we introduced, such as Ogilvie Straightener and 7-Day Curls. Our dollar market share increased 6.8 percentage points to 67.1% of the Home Perms/Straightener category and our retail consumption increased 9.6% compared to the third quarter of 1999. The Home Perms/Straightener category decreased 1.5% during the same time period. The sales growth in Ogilvie offset lower sales of our skin care and oral care brands.

      International and Other Division--Net sales increased $0.7 million to $33.2 million in the third quarter of 2000.

Consolidated Gross Profit--Our consolidated gross profit decreased $0.3 million to $109.3 million in the third quarter of 2000. As a percent of net sales, gross profit decreased 0.2 percentage points, to 58.1% in the third quarter of 2000. The dollar decrease in gross profit and the lower gross margin was due primarily to the impact of the increased returns estimate for Sun Care products and product mix.

Consolidated Product Contribution--Our consolidated product contribution decreased $0.9 million to $66.6 million in the third quarter of 2000. As a percent of net sales, product contribution decreased 0.5 percentage points to 35.4% in the third quarter of 2000. The decrease in product contribution and product contribution as a percentage of net sales was due primarily to the impact of the increased returns estimate for Sun Care products and higher advertising and sales promotion expenses as a percent of net sales.

      Personal Products Division--Product contribution increased $1.8 million to $51.7 million in the third quarter of 2000. As a percent of net sales, product contribution increased 1.1 percentage points to 40.8% in the third quarter of 2000. The increase in product contribution and product contribution margin was due primarily to higher net sales and lower advertising and sales promotion expenses.

      Consumer Products Division--Product contribution decreased $3.9 million to $2.4 million in the third quarter of 2000. As a percent of net sales, product contribution decreased 12.7 percentage points to 8.5% in the third quarter of 2000. The decrease in product contribution and product contribution margin was due primarily to the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      impact of the increased returns estimate for Sun Care products and higher advertising and sales promotion expenses as a percent of net sales.

      International and Other Division--Product contribution increased $0.4 million to $13.0 million in the third quarter of 2000. As a percent of net sales, product contribution increased 0.2 percentage points to 39.0% in the third quarter of 2000. The increase in product contribution and product contribution margin was due primarily to higher net sales and product mix.

Consolidated Operating Earnings--Our consolidated operating earnings decreased $4.4 million to $30.0 million in the third quarter of 2000. The decrease in operating earnings was primarily the result of the impact of the increased returns estimate for Sun Care products and higher advertising and sales promotion expenses as a percentage of net sales.

Consolidated Interest Expense--Our consolidated interest expense increased $0.6 million to $21.2 million in the third quarter of 2000. The increase was caused by higher interest rates on our variable rate debt in the third quarter of 2000 compared to the third quarter of 1999. The weighted average interest rates on our floating rate debt increased to 7.93% in the third quarter of 2000 compared to 6.79% in the third quarter of 1999, an increase of 1.14 percentage points. Average debt for the third quarter of 2000 was less than the third quarter of 1999 by approximately $48.1 million, or 5%, due primarily to our scheduled principal payment obligations and additional debt reduction due to excess cash flow. The higher rates offset the benefits of lower debt balances.

Consolidated Income Taxes--Our consolidated income taxes decreased $1.4 million to $4.4 million in the third quarter of 2000. As a percent of pretax earnings, our effective tax rate increased 7.5 percentage points to 49.5% in the third quarter of 2000 compared to the third quarter of 1999. We lowered our full year earnings projections during the third quarter and adjusted our year to date tax provision to 42.8% of pre tax earnings from 41.7%. The third quarter provision of 49.5% was high, as we recorded the year-to-date adjustment in the third quarter.

Nine Months Ended September 30, 2000 Compared To
  Nine Months Ended September 25, 1999

Consolidated Net Sales--Our consolidated net sales increased $53.7 million, or 9%, to $641.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 25, 1999. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic and the divested portion of our Jhirmack business, our consolidated net sales grew by $24.4 million, or 5%, compared to the same period in 1999.

      Personal Products Division--Net sales increased $40.4 million, or 12%, to $372.0 million for the nine months ended September 30, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, the net sales of the division increased by $11.7 million, or 4%, compared to the same period in 1999.

               Net sales of Infant Care products increased $26.4 million, or 14%, to $210.4 million for the nine months ended September 30, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, our Infant Care net sales decreased by $2.3 million, or 2%, compared to the same period of 1999. Our infant feeding and soothing business increased its net sales 2% as a result of sales growth in disposables and reusable hard bottles, offsetting sales declines in cups and pacifiers. The infant feeding category grew 5.9% for the nine months ended September 30, 2000 versus the comparable period in 1999, and the retail consumption of our products grew 0.5%. Our dollar market share of the infant feeding category decreased 2.2 percentage points to 40.1% for the nine months ended September 30, 2000. Our dollar market share in cups, disposable feeding, and pacifiers each experienced declines offsetting market share gains in hard bottles and nipples. We have been experiencing increased competition in our cups business and in June of this year we voluntarily recalled certain pacifiers. New competitors in disposable feeding and infant toiletries launched products that were heavily supported with trade spending and media campaigns. Our

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

         dollar market share in infant toiletries declined 2.5 percentage points to 12.1% for the first nine months in 2000 versus the same period in 1999.

               Net sales of Feminine Care products increased $14.0 million, or 9%, to $161.6 million for the nine months ended September 30, 2000. We experienced dollar market share gains of 1.3 percentage points to 30.9% of the tampon category. The tampon category, in dollars, grew 1.0% versus the comparable period of 1999, while the retail consumption of our products grew 5.4%. This level of growth is attributable to our innovative product development efforts and strong consumer marketing initiatives.

      Consumer Products Division--Net sales increased $11.6 million, or 8%, to $165.8 million for the nine months ended September 30, 2000. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $14.0 million, or 9.0%, compared to the same period in 1999.

               Net sales of Sun Care products increased $11.7 million, or 14%, to $93.0 million for the nine months ended September 30, 2000. Tempering the sales growth in the nine months ended September 30, 2000 was the impact of the increased returns estimate, in the third quarter of 2000, associated with the unfavorable summer weather conditions. Our dollar market share increased 1.4 percentage points to 21.9% for the nine months ended September 30, 2000. The sun care category, in dollars, grew 2.6% and the retail consumption of our products increased 9.5% compared to the nine months ended September 25, 1999. The growth in our dollar market share and consumption was due largely to demand for the Banana Boat product line, and increased consumer awareness of the need for sunscreen protection. In addition, our array of new products for the 2000 season was favorably received by the trade contributing to our growth.

               Net sales of Household Products increased $2.5 million, or 7%, to $40.5 million for the nine months ended September 30, 2000. The growth in net sales was evenly spread between our gloves business and Woolite. In gloves our dollar market share increased 3.9% to 37.2% of the category and our retail consumption was up 11.6%. These results were obtained despite flat category growth of only 0.1%. Woolite's market share declined 0.6 percentage points to 19.1 of the rug and upholstery category.

               Net sales of Personal Grooming decreased $2.6 million, or 8%, to $32.3 million for the nine months ended September 30, 2000. Personal Grooming net sales excluding the divested U.S. Jhirmack line decreased $0.3 million, or 1%, compared to the nine months ended September 25, 1999. Our largest Personal Grooming brand, Ogilvie, had net sales growth of 6%, retail consumption growth of 16.9%, and dollar market share increases of 9.9 percentage points to 65.0% of the Home Perms/Straightener category. The sales growth in Ogilvie, offset to some extent, lower sales of our skin care and oral care brands.

      International and Other Division--Net sales increased $1.7 million, or 2%, to $103.5 million for the nine months ended September 30, 2000. Excluding the impact of the acquisitions of Diaper Genie and Baby Magic, net sales of the division decreased $1.3 million, or 1%, compared to the nine months ended September 25, 1999.

Consolidated Gross Profit--Our consolidated gross profit increased $29.9 million, or 9%, to $370.7 million for the nine months ended September 30, 2000. As a percent of net sales, gross profit decreased 0.2 percentage points, to 57.8% for the nine months ended September 30, 2000. The dollar increase in gross profit was due primarily to our higher net sales and the lower gross margin was due primarily to product mix.

Consolidated Product Contribution--Our consolidated product contribution increased $19.6 million, or 9%, to $231.3 million for the nine months ended September 30, 2000. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution increased 0.1 percentage points to 36.1% for the nine months ended September 30, 2000. The increase in product contribution as a percent of net sales was primarily the result of lower overall advertising and sales promotion expenses as a percentage of net sales, offsetting slightly lower gross margins.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      Personal Products Division--Product contribution increased $15.9 million, or 12%, to $146.5 million for the nine months ended September 30, 2000. As a percent of net sales, product contribution was flat at 39.4% compared to the nine months ended September 25, 1999. The increase in product contribution was due primarily to higher net sales.

      Consumer Products Division--Product contribution increased $1.5 million, or 3%, to $48.8 million for the nine months ended September 30, 2000. As a percent of net sales, product contribution decreased 1.2 percentage points to 29.4% for the nine months ended September 30, 2000. The increase in product contribution was due primarily to higher net sales and the lower product contribution margin was due primarily to the impact of the increased return estimate for Sun Care products.

      International and Other Division--Product contribution increased $1.1 million, or 3%, to $40.0 million for the nine months ended September 30, 2000. As a percent of net sales, product contribution increased 0.4 percentage points to 38.7% for the nine months ended September 30, 2000. The increase in product contribution was due primarily to higher net sales and the higher product contribution margin was due primarily to product mix.

Consolidated Operating Earnings--Our consolidated operating earnings increased $7.7 million, or 7%, to $123.5 million for the nine months ended September 30, 2000. The increase in operating earnings was the result of our higher net sales.

Consolidated Interest Expense--Our consolidated interest expense increased $6.1 million, or 11%, to $64.5 million for the nine months ended September 30, 2000. The increase in interest expense was due to higher debt balances as a result of the 1999 acquisitions and higher interest rates on our variable rate debt. The weighted average interest rates on our floating rate debt increased to 7.64% for the nine months ended September 30, 2000 compared to 6.64% for the comparable period in 1999, an increase of one full percentage point. Average debt for the nine months ended September 30, 2000, exceeded the comparable 1999 period by approximately $35.5 million, or 4%, due primarily to our purchases of the Diaper Genie business and the Baby Magic business.

Consolidated Income Taxes--Our consolidated income taxes increased $1.0 million, or 4%, to $25.3 million for the nine months ended September 30, 2000. As a percent of pretax earnings, our effective tax rate increased 0.6 percentage points to 42.8% for the nine months ended September 30, 2000. Our effective tax rate increases as non-deductible goodwill amortization becomes a larger portion of expected full year operating earnings.

Financial Condition and Liquidity

      At September 30, 2000, our working capital (current assets net of current liabilities) decreased $16.8 million to $75.2 million.

      o Total current assets decreased $25.9 million to $218.0 million at September 30, 2000 compared to December 25, 1999. We reduced our inventories by $17.5 million due primarily to reduced inventory of Sun Care products as a result of concluding the Sun Care selling season. Accounts receivables declined $14.0 million due primarily to lower net sales in the third quarter of 2000 compared to the fourth quarter of 1999. All other current assets increased by $5.6 million.
      o Total current liabilities decreased $9.1 million at September 30, 2000 compared to December 25, 1999. This occurred primarily as a result of a decrease of $13.1 million in accounts payables due primarily to our payment for our Sun Care inventory build in the fourth quarter of 1999. Offsetting this decrease, in part, was an increase in current portion of long-term debt of $8.1 million. All other current liabilities decreased $4.1 million.

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

      Capital expenditures for equipment and facility improvements were $22.4 million for the nine months ended September 30, 2000. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2000 are expected to be approximately $25.0 million.

      At September 30, 2000, long-term debt (including current portion but excluding obligations due to related party) was $931.6 million compared to $987.9 million at December 25, 1999. The decrease of $56.3 million relates to
(a) Revolving Credit Facility repayments of $32.5 million, (b) scheduled principal repayments on our Term Loan and Term A Loan of $14.5 million and (c) additional principal repayments on our Term Loan and Term A Loan of $9.3 million. At September 30, 2000, we had $113.7 million available to borrow under our Revolving Credit Facility. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time, with the first reduction of $5.0 million occurring on December 15, 2000.

      Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,
      o     major acquisitions or mergers,
      o     capital expenditures and asset sales, and
      o     dividends and other distributions.

The agreement relating to the Revolving Credit Facility and the Term A Loan requires us to achieve certain financial coverage ratios. If we fail to do so, it would result in a covenant default under the agreement. At the end of the third quarter of fiscal 2000, we were in compliance with these ratio requirements. However, we are uncertain as to whether we will be able to meet these ratio requirements at the end of the fourth quarter of fiscal 2000. We are currently in discussions with our banking group and anticipate amending this agreement prior to the end of the fourth quarter in order to eliminate the potential for covenant default. In order to obtain the amendment, we may be required to pay an amendment fee and to increase the interest rate spread over LIBOR that we currently pay on the Revolving Credit Facility and Term A Loan.

The 9% Senior Subordinated Notes due December 15, 2003 (the "9% Notes") and the 8 7/8% Senior Notes due July 15, 2004 (the "8 7/8% Senior Notes") also contain similar restrictions on new indebtedness, acquisitions, capital expenditures and dividends.

We believe that we will generate sufficient cash flow from operations for:

      o     working capital,
      o     capital expenditures,
      o     interest payments on all of our debt, and
      o scheduled principal payments under the Term A Loan and the Revolving Credit Facility.


However, we do not expect to generate sufficient cash flow from operations to make the final principal payment due in 2003 on the Term Loan and the 9% Notes, which collectively total $595.5 million, or the $150.0 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, we will have to either refinance our obligations or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

sufficient or that future-borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      Since the beginning of 1998, we have made a number of acquisitions including PCH, Carewell, Binky, Diaper Genie and Baby Magic. We financed these transactions by borrowing additional money on our Term Loan and Term A Loan, utilizing available borrowings under our Revolving Credit Facility and we issued a Convertible Note and shares of our Common Stock. In total, we borrowed $332.4 million, issued a $0.5 million note that was later repaid and issued 9,257,345 shares of our Common Stock (see Note 2 and Note 5 of Notes to Condensed Consolidated Financial Statements). We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted.

      We intend to use more of our available cash flow to reduce our level of debt. We have quarterly principal repayment obligations due on both the Term A Loan and the Term Loan through the second and third quarters of the year 2003. Our fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $0.0 million in the fourth quarter of 2000,
      o     $45.1 million in 2001,
      o     $58.7 million in 2002,
      o     $627.8 million in 2003, and
      o     $200.0 million in 2004.

We have no debt obligations due after June 15, 2004. In addition, as a result of our intention to reduce debt and improve certain key leverage ratios, we may pay more on our debt balances over the next few years than what is contractually mandated. For the quarter ended September 30, 2000 we paid an additional $9.3 million on our term loans.

Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for us beginning in fiscal year 2001. The Statement requires the recognition of certain derivative instruments on the balance sheet, with resulting transition adjustments reported in other comprehensive earnings or net earnings as the effect of a change in accounting principle, as appropriate. At September 30, 2000, we are not a party to any derivative instrument and we are currently reviewing our contractual obligations to determine whether we have any embedded derivatives.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which is effective for us in the fourth quarter of 2000. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including: discounts, coupons, rebates, and free products or services, offered voluntarily to customers. We are currently evaluating the effect this issue will have on our financial statements. We will restate our net sales and advertising and promotion expenses. This restatement will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This issue will not have any impact on our reported operating earnings, net income, or earnings per share. It will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin.

                                  PLAYTEX PRODUCTS, INC.
                               PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 25, 1999.

      As of the end of October 2000, there were approximately 8 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            (27) Financial Data Schedule

      b.    Reports on Form 8-K

            None

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      We periodically use financial instruments to manage the impact of interest rate changes on our variable rate debt. At September 30, 2000 our total indebtedness consisted of $560.0 million in fixed rate debt and $371.6 million in variable rate debt. In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. Effective July 23, 2000, this swap agreement was cancelled by the other party. Based on our current interest rate exposure, a 1% increase in interest rates would result in an estimated $3.7 million of additional interest expense on an annualized basis.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLAYTEX PRODUCTS, INC.


Date:  November 14, 2000        By: /S/ MICHAEL R. GALLAGHER
       ------------------           -------------------------
                                    Michael R. Gallagher
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 14, 2000       By:  /S/ GLENN A. FORBES
       -----------------            --------------------------
                                    Glenn A. Forbes
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                               Description
-----------                               -----------

27                                        Financial Data Schedule