Form 10-K405
period 2000-12-30
PLAYTEX PRODUCTS INC
filed 2001-03-29
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 30, 2000

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was $250,485,535 (based on the closing sale price of $9.10 on March 26, 2001 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

      At March 26, 2001, 60,970,899 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      Documents incorporated by reference:

Document                                                       Part of Form 10-K
--------                                                       -----------------

Portions of our definitive Proxy Statement (the "Proxy
Statement") for our 2001 Annual Meeting of Stockholders,
which will be filed with the Securities and Exchange
Commission within 120 days after the end of our fiscal year
ended December 30, 2000 pursuant to Regulation 14A........           III

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----

                                              PART I
Item 1.  Business.......................................................................................      5
         Risk Factors...................................................................................     18
Item 2.  Properties.....................................................................................     20
Item 3.  Legal Proceedings..............................................................................     21
Item 4.  Submission of Matters to a Vote of Security Holders............................................     21
                                              PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................     22
Item 6.  Selected Financial Data........................................................................     22
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........     22
Item 7A. Quantitative and Qualitative Disclosure about Market Risk......................................     22
Item 8.  Financial Statements and Supplementary Data....................................................     23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........     23
                                             PART III
Item 10. Directors and Executive Officers of the Registrant.............................................     23
Item 11. Executive Compensation.........................................................................     23
Item 12. Security Ownership of Certain Beneficial Owners and Management.................................     23
Item 13. Certain Relationships and Related Transactions.................................................     23
                                              PART IV
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................     24

         Signatures.....................................................................................     26

                                     PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things the Risk Factors that are listed in
Item I of this Annual Report on Form 10-K, and:

o   price and product changes,                          o    impact of weather conditions, especially
o   promotional activity by competitors,                      on Sun Care product sales,
o   the loss of a significant customer,                 o    our level of debt,
o   capacity limitations,                               o    interest rate fluctuations,
o   the difficulties of integrating acquisitions,       o    future cash flows,
o   raw material and manufacturing costs,               o    dependence on key employees, and
o   adverse publicity and product liability claims,     o    highly competitive nature of consumer products
                                                              business

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

Trademarks

      We have proprietary rights to a number of trademarks important to our businesses, such as: Active Sport, Baby Magic, Banana Boat, Binaca, Binky, Blasters, Big Sipster, Cool Colorz, Comfortflow, CoolStraw, Diaper Genie, Dentax, Drop-Ins, Fast Blast, Funky Fruit, Gentle Glide, Get On The Boat, HandSaver, LipPops, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, Precisely Right, Precision Flo, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Tub Mate, Tek, Tussy, VentAire, Wet Ones and Whisper Wave. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

      All references to market share and market share data are for the years indicated and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company.

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

            >> We acquired PCH for approximately $91.0 million in cash and approximately 9.3 million shares of our common stock. PCH manufactured and marketed a number of leading consumer product brands, including:

                  o Wet Ones-pre-moistened towelettes, the number one brand in the hands/face towelettes category,
                  o Ogilvie-home permanent products, the number one brand in the home permanents category,
                  o     Binaca-breath freshener products, the number one brand
                        in the spray and drops breath fresheners category,
                  o     Mr. Bubble-children's bubble bath products, the number
                        two brand in the bath additives category,
                  o     Chubs-baby wipes,
                  o     Diaparene-infant care products,
                  o     Tussy-deodorants,
                  o     Dorothy Gray-skin care products, and
                  o     Better Off-depilatories.

            >> We acquired Carewell for approximately $9.2 million. Carewell manufactured and marketed certain value-priced oral care products, including Dentax toothbrushes, toothpaste, and dental floss.

            >> We acquired the Binky pacifier business for approximately $1.7 million.

      o In January 1999, we acquired the Diaper Genie business for approximately $72.0 million in cash and $50.0 million principal amount of 6% convertible notes. Diaper Genie is the market leading diaper disposal system.

      o In June 1999, we acquired the Baby Magic brand for approximately $90.0 million. Baby Magic is a well known line of infant toiletries. Baby Magic is the number two brand in this category based on dollar market share. We purchased the rights for the United States and Canada. In 2000, we re-launched the Chubs baby wipes business acquired in the PCH acquisition under the Baby Magic name in the U.S. The Chubs brand name remains on international products.

B. Executive Officers of Registrant

      Listed below are our executive officers and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company. Ages and positions are shown as of March 15, 2001.

Name                          Age       Position
----                          ---       --------
Michael R. Gallagher          55        Chief Executive Officer and Director
Glenn A. Forbes               50        Executive Vice President, Chief Financial Officer and Director
Kevin M. Dunn                 48        President, Consumer Products Division
John D. Leahy                 47        President, International/Corporate Sales Division
Richard G. Powers             55        President, Personal Products Division
James S. Cook                 49        Senior Vice President, Operations
Paul A. Siracusa, Ph.D.       44        Senior Vice President, Research and Development
Paul E. Yestrumskas           49        Vice President, General Counsel and Secretary

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

      Glenn A. Forbes has been Executive Vice President, Chief Financial Officer and a Director since March 2000. He has served the Company for the past 29 years in various finance and accounting positions, including Vice President, Finance from 1988 to 2000.

      Kevin M. Dunn has been President, Consumer Products Division since July 2000. Prior to joining us, Mr. Dunn was President of R&C's North American Household Products Division since 1998 and President, Food Products Division - North America from 1994 to 1997. He also held various executive positions with Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994.

      John D. Leahy has been president of the International/Corporate Sales Division since August 2000 and Senior Vice President, International/Corporate Sales since 1998. From 1996 until 1998, he was Vice President of International/Corporate Sales. From 1993 to 1996, he was our Vice President of Sales. From 1982 to 1993, Mr. Leahy held various sales positions with us.

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

      Paul A. Siracusa, Ph.D. has been Senior Vice President, Research and Development since March 2000. From 1997 to March 2000, he was Senior Vice President Research and Development for R&C. From 1995 to 1997, he was Divisional Vice President of Research & Development, North America for R&C. From 1992 to 1995, he was Director of Technology for the Lehn & Fink Group of Sterling Drug. Prior to that, he held various Research and Development positions with Henkel Corporation, International Flavors and Fragrances, and Union Carbide Corporation.

      Paul E. Yestrumskas has been Vice President, General Counsel and Secretary since December 1995. Prior to joining us, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Prior to 1991, Mr. Yestrumskas held various positions in legal and government relations at Timex, Hubbell, Inc. and General Motors.

C. General

      We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products, including:

         o    Playtex Infant Care products,                   o    Playtex Gloves, and
         o    Playtex Feminine Care products,                 o    Woolite rug and upholstery cleaning products.
         o    Banana Boat Sun Care products,

      As a result of our acquisitions in 1998 and 1999, we added a number of widely-recognized branded consumer products to further strengthen and diversify our product line, including:

         o    Wet Ones pre-moistened towelettes,              o    Ogilvie home permanent products,
         o    Chubs baby wipes,                               o    Dentax oral care products,
         o    Binaca breath freshener products,               o    Diaper Genie diaper pails, and
         o    Mr. Bubble children's bubble bath products,     o    Baby Magic baby toiletries.
         o    Binky pacifiers,

      Our net sales for each of the past three fiscal years ended 2000, 1999, and 1998 are provided based on our divisional structure. The results presented include the results of the acquired brands since the date of their acquisition by us. We acquired the Baby Magic business on June 30, 1999, the Diaper Genie business on January 29, 1999, Personal Care Holdings Inc., on January 28, 1998, the Binky pacifier business on January 26, 1998, and Carewell Industries Inc., on January 6, 1998 (dollars in millions):

                                                                                                    Twelve Months Ended
                                                                                       ---------------------------------------------
                                                                                       December 30,    December 25,     December 26,
Product Line                                      Principal Brand Names                    2000            1999             1998
------------                                      ---------------------                ------------     ------------    ------------
Personal Products Division:
   Infant Care.................................   Playtex, Wet Ones, Chubs
                                                      Binky, Mr. Bubble,
                                                      Diaper Genie, Baby Magic           $   272.2        $  255.1        $   188.0
   Feminine Care...............................   Playtex                                    214.3           201.8            177.9
                                                                                         ---------        --------        ---------
     Total Personal Products Division..........                                              486.5           456.9            365.9
Consumer Products Division:
   Sun Care....................................   Banana Boat                                110.3            96.9             82.5
   Household Products..........................   Playtex, Woolite                            52.2            51.0             52.6
   Personal Grooming...........................   Ogilvie, Tussy, Binaca, Tek,
                                                      Dentax                                  43.1            47.6             49.2
                                                                                         ---------        --------        ---------
     Total Consumer Products Division..........                                              205.6           195.5            184.3
International/Corporate Sales Division.........                                              139.2           135.3            119.4
                                                                                         ---------        --------        ---------
       Total ..................................                                          $   831.3        $  787.7        $   669.6
                                                                                         =========        ========        =========

      In fiscal 2000, our divisional structures were reorganized. The International/Corporate Sales Division now includes the U.S specialty classes of trade including: wholesale clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales of the specialty classes of trade represented approximately 8% of consolidated net sales for fiscal 2000, 1999 and 1998.

      In fiscal 2000, approximately 95% of our sales came from products in which we held the number one or two market share position. Products in which we held the number one market share position in their respective categorizes for fiscal 2000 and their dollar market share in their respective categories were:

         o Playtex disposable liners (82.5%),            o Playtex gloves (36.8%),
         o Playtex cups and mealtime products (54.9%),   o Ogilvie home permanent products (66.2%), and
         o Wet Ones pre-moistened towelettes (75.7%),    o Binaca breath freshener products (46.7%).
         o Diaper Genie diaper pails (89.8%),

Products in which we held the number two market share position in their respective categorizes for fiscal 2000 and their dollar market share in their respective categories were:

         o Playtex tampons (30.7%),                      o Banana Boat sun care products (21.6%), and
         o Baby Magic baby toiletries (12.6%),           o Woolite rug and upholstery cleaning
         o Mr. Bubble children's bubble bath products      products (19.0%).
           (19.8%),

D. Business Segments and Product Lines

      We are organized in three divisions, which allows us to focus more effectively on individual product lines, category management initiatives, and the efficient integration of acquired brands. Our two largest divisions, the Personal Products Division and the Consumer Products Division, constituted approximately 83% of our consolidated net sales in fiscal 2000.

      Personal Products Division--The Personal Products Division accounted for approximately 58% of our consolidated net sales in fiscal 2000 and fiscal 1999, and 55% in fiscal 1998. This Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes:

         o    Playtex disposable nurser system,                    o    Mr. Bubble children's bubble bath,
                 cups and reusable hard bottles,                   o    Chubs/Baby Magic baby wipes,
         o    Wet Ones pre-moistened towelettes,                   o    Diaparene infant care products, and
         o    Baby Magic toiletries,                               o    Diaper Genie diaper disposal system.
         o    Binky pacifiers,

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits. Also included in the Feminine Care product category is a recently launched feminine hygiene pre-moistened towelette.

      Infant Care--Infant Care accounted for approximately 56% of Personal Products net sales in fiscal 2000 and fiscal 1999 and 51% in fiscal 1998. As a result of the 1998 and 1999 acquisitions, Infant Care has surpassed Feminine Care as our largest product category in terms of net sales.

      Our largest Infant Care business is infant feeding products, in which we held a market leading 39% dollar market share in 2000. We are particularly strong in both the disposable feeding and the infant cup categories with 2000 dollar market shares of 83% and 55%, respectively. We are also strong in the diaper pail category with our 90% dollar market share leading Diaper Genie brand. Our Mr. Bubble and Baby Magic brands held 20% and 13% of their respected categories and hold strong number two market share positions. In the pre-moistened towelette business, our Wet Ones hand and face towelette brand held a 76% dollar market share of the hand and face segment, while our baby wipe brands held a 3% dollar market share in 2000.

      The Playtex disposable feeding system, introduced in 1960, was the first disposable system on the market. Since that time, we have provided innovative product improvements as a healthy alternative to breast feeding. In 1996, we introduced our Drop-Ins ready formed disposable bottle. Since its introduction in 1996, Drop-Ins has steadily increased its market share in the disposable feeding category. In 2000, Drop-Ins constituted approximately 35% of total disposable liners used by consumers based on consumption data from the ACNielsen Company. In 1999, a competitor launched a new product entry in the disposable feeding category supported by strong marketing promotions and trade spending. This new product offering gained market share in the category and negatively impacted our sales growth during 2000. We aggressively defended our market share position and we believe that recent market share trends indicate that our share of the category has returned to the level experienced prior to the competitive launch.

      In 1994, we introduced the Spill-Proof cup. Sales of our popular Spill-Proof cups have increased our dollar market share in the infant cup category to 55% in 2000 from 29% in 1994. Prior to our introduction of the Spill-Proof cup, there was really no distinct market segment for children's cups. The Spill-Proof cup revolutionized this category. The cup category increased in dollar terms from approximately $34 million in 1994 to $119 million in 2000. Over the last few years we expanded our cup offerings. In 1996, we introduced the QuickStraw cup, and in 1997 introduced an insulated version of the QuickStraw cup, the CoolStraw cup. In 1999, we added a six-color version of our popular Spill-Proof cup and the Big Sipster, a cup targeted at older children. Retail consumption in the cup category grew by 12.7% in

2000 versus the same period in 1999 while our retail consumption grew by 2.4% over 1999. Our 2000 dollar market share is down approximately 6 percentage points versus 1999. This decline is due to the influx of additional product offerings, many of which are lower priced than ours, as competitors looked to profit on this growing category. In late 2000, we extended our line of Spill-Proof cups with The Gripster, made to fit small hands, and the DrinkUp, a cup for older children ready to make the transition from infant cups to regular drinking. In addition, as the market leader, we continue to explore innovative opportunities in the cup category to drive category growth.

      Through our recent acquisitions of the Diaper Genie business and the Baby Magic brand, we have added two premium brands and expanded the growth potential of our Infant Care category. Diaper Genie leads the diaper disposal market with a 90% dollar market share in 2000. The Diaper Genie business is comprised of two segments:

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

      Baby Magic occupies the number two position among the branded products in the U.S. baby toiletries category (defined as lotions, shampoos, powders, bath products, oils and gift packs), with a 13% dollar market share in 2000. Baby Magic has an especially strong position in the bath and lotion segments. Our 2000 dollar market share is down approximately 2 percentage points from 1999 as a result of a new competitor entering the category. Our Mr. Bubble children's bubble bath brand is a widely recognized brand name among consumers and holds a strong number two position in the bath additives category with a 20% dollar market share.

      We entered the pre-moistened towelette business in early 1998 with the acquisition of Wet Ones, the market leader in the hand and face segment of the market. These products are used by parents in applications other than diaper changing, such as cleaning up after meals or traveling away from home. Historically, Wet Ones has been offered in both canister and travel pack form, but in 1998, we introduced new individually wrapped towelettes, called Wet Ones Singles, and another individually wrapped product targeted for children's lunch boxes called Wet Ones For Kids. Wet Ones is the leader in the hands and face towelette segment with a 76% dollar market share in 2000.

      We also entered the baby wipe business in early 1998 with the acquisition of the Chubs and Diaparene brands. Our initial focus had been on improving product quality and consumer appeal including softer, quilted material and greater refill count sizes. In 2000, we decided to sell our domestic baby wipes under the Baby Magic name to provide more synergistic advertising and consumer recognition. In addition we feel our baby wipes were improved by adding the Baby Magic cleaning formula and fragrance. Our dollar market share in the baby wipes category was 2.9% in 2000, down 1 percentage point versus 1999.

      We are committed to offering the best and most innovative infant care products to the market. In fiscal 2000, some of our internal testing indicated that latex used in the manufacture of two of our latex pacifier products may cause the pacifier nipple to age at an accelerated rate. Even though the pacifiers passed all Federal test requirements and there were no reported incidents requiring medical attention, we voluntarily recalled the product. This impacted net sales by approximately $3.0 million in 2000. A new latex pacifier is scheduled to launch in the second quarter of 2001.

      Our carefully designed message of quality, health and convenience for our infant care products is delivered in a variety of ways including a professional sampling and advertising program targeting pediatricians and pediatric nurses. Programs directed to new mothers include distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals and at home.

      Feminine Care--Playtex tampons accounted for approximately 44% of Personal Products net sales in fiscal 2000 and fiscal 1999 and 49% in fiscal 1998. Feminine Care net sales in fiscal 2000 and fiscal 1999 represent a smaller portion of the Personal Products Division compared to prior years as a result of the 1998 and 1999 acquisitions. For over 20 years, our tampons have been the second largest selling tampon brand in the United States, and the leader in the plastic applicator and deodorant segments.

      Tampons represented approximately 38% of the U.S. feminine sanitary protection market in 2000 and accounted for approximately $865.0 million in retail sales. In 2000, the tampon market grew 1% in dollar terms versus 4% in 1999 and 5% in 1998. Our research indicates that brand loyalty rates in the tampon category are high relative to other consumer product categories. The research further suggests that women generally develop brand preferences during their adolescent years and early twenties and are likely to maintain a high degree of brand loyalty over time.

      We have two major product lines in the Feminine Care category: plastic applicator tampons and cardboard applicator tampons. The plastic applicator business represented approximately 85% of our branded domestic tampon business in 2000 and is comprised of two primary product offerings:

      o     Gentle Glide, our original plastic applicator tampon, and
      o     Slimfits, marketed to first-time tampon user.

      The Silk Glide brand is our line of cardboard applicator tampons. This product line features a rounded-tip cardboard applicator and a unique surface coating that provides the consumer with a quality product in the cardboard applicator segment of the tampon market.

      Our dollar market share of the U.S. tampon market increased to 31% in 2000 from 30% in 1999 and 27% in 1998. We believe this growth in market share is attributable to our consumer marketing strategy, our focus on product innovation, and our category building initiatives, which include attracting young first time users and converting feminine protection pad users to tampon users or dual users (i.e. women who use pads and tampons).

      Product improvement and innovation have been key components of our recent market share growth. Since the end of 1996, we introduced three innovative feminine care products to the market:

      o     Slimfits, marketed to young teens,
      o     Gentle Glide Odor Absorbing, and
      o     Silk Glide Odor Absorbing.

      The introductions of Slimfits in 1996, Gentle Glide Odor Absorbing in 1997 and Silk Glide Odor Absorbing in 1998 are examples of our innovative product development and new advertising and promotional strategies. Slimfits were developed to appeal to a key segment of the tampon market: young teens. Slimfits have a softer and more narrow plastic applicator providing for greater comfort. We believe that Slimfits will build our business by encouraging young women to use tampons rather than pads at an earlier age, and by developing brand loyalty for our tampons at a time when lifelong preferences are being formed. Gentle Glide Odor Absorbing tampons and Silk Glide Odor Absorbing tampons are plastic and cardboard applicator tampons with an all natural material in the tampons that absorbs odors without the use of a fragrance or deodorant. These products are designed to appeal to a large group of women who are concerned with odor protection yet reluctant to use a fragranced tampon.

      An additional avenue for growth is to convert women who are pad users into tampon users or dual users. We believe this strategy will benefit the tampon category and result in higher sales for our Feminine Care business.

      Our long-term strategy focuses on: (i) consumer-driven brand-building activities such as advertising and product sampling, (ii) product innovation, and (iii) building the tampon category by attracting first time users and converting pad users to tampon users or dual users. We believe these initiatives will preserve our brand's premium price position and maximize cash flow from the business.

      In Feminine Care, we achieved our fourteenth consecutive quarter of market share gains and consumption growth in excess of category growth during the fourth quarter of 2000. This level of growth is attributable to our strong consumer marketing initiatives and our innovative product development efforts, as outlined above. We added three new tampon forming machines in fiscal 2000 to increase our ability to meet consumer demand and provide a more efficient and flexible operation. This added manufacturing capability is expected to increase capacity by an estimated 23% on an annual basis. In addition, we expect to add two additional machines in early 2001.

      Consumer Products Division--The Consumer Products Division accounted for approximately 25% of our consolidated net sales in fiscal 2000 and fiscal 1999 and 27% in fiscal 1998. This division includes Sun Care, Household Products, and Personal Grooming products sold in the United States, primarily to mass merchandisers, grocery and drug classes of trade. The Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat trade name. The Household Products category includes Playtex Gloves and Woolite rug and upholstery cleaning products. Our Personal Grooming product lines consist of:

         o    Binaca breath spray and drops,                  o    Dorothy Gray skin care products,
         o    Ogilvie at-home permanents,                     o    Tussy deodorants,
         o    Dentax oral care products,                      o    Better Off depilatories, and
         o    Tek toothbrushes,                               o    Jhirmack hair care products (through May 12, 1999).

On May 12, 1999 we sold the U.S. Jhirmack business.

      Sun Care--Our Sun Care product lines accounted for approximately 54% of Consumer Products net sales in fiscal 2000, 50% in fiscal 1999, and 45% in fiscal 1998. Our offerings consist of an extensive line of sun care products designed for specific uses, such as sun protection in sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. We also sell a variety of Banana Boat skin care products, including sunless tanning lotion and after-sun moisturizers containing additional ingredients such as vitamin E and aloe vera. Our Sun Care products are a strong number two in the U.S. sun care category with a 22% dollar market share in 2000, up from 20% in 1999 and 19% in 1998.

      Retail consumption of our Sun Care products grew 9.4% in 2000 compared to 23.3% in 1999 and 6.6% in 1998. In 2000, the Sun Care category, as a whole, grew 3% in dollar terms versus 13% in 1999 and 3% in 1998. We believe that the lower category growth experienced in 2000 was due to the unfavorable summer weather across much of the country. Category Growth in 1998 was also impacted by unfavorable weather, including the effects of El Nino. We believe the growth prospects for the sun care market are favorable as a result of increasing consumer awareness of the need for sunscreen protection and consumers' desire for sun care products targeted towards their specific age and needs.

      For the 2001 season, we launched several new items to complement key segments within our Banana Boat portfolio. In the sunless segment, we introduced unique color indicator cremes in two blends, Deep Dark and Soft Medium. For kids, we added Cool Colorz Berry Blue Foaming Sunblock Lotion and Berry Blue Spray and our new Sport products include Active Sport Quick Dry Gel SPF 30. In Banana Boat tanning, we introduced Galactic Sparkling Tanning Gel in barrel packaging and in the Banana Boat general protection segment we introduced Quick Dry Spray SPF 15 and Quick Dry Spray SPF 30, both with UVA and UVB protection. Lastly, we introduced Grape LipPops lip balm in SPF 30 which extends our LipPop offerings.

      We focus on a number of different distribution outlets to deliver our Sun Care products to consumers including mass merchandisers, grocery stores, drug stores, convenience stores, and specialty stores. Banana Boat is particularly strong with mass merchandisers, with a 25% dollar market share of the mass distribution channel in 2000. We also use direct sales people to call on key outlets in the southern and coastal areas of the country. They keep Banana Boat inventory in their vans, which ensures product availability and selection in the key locations during the prime sun care buying season. They manage product inventory at the store level, invoice customers and transmit key marketing data to us through a network of hand-held computers. We believe this technology and the information it supplies provides us with a competitive advantage over our smaller competitors.

      Industry convention and the seasonal nature of the sun care business require that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the season. To better reflect the impact of potential returns, we provide for estimated returns in our reported operating results as sales are made throughout the year. As mentioned previously, weather patterns impact the success of the sun care season and the amount of sun care returns we receive at the end of the season.

      Household Products--We compete in two product lines of the Household Products category: household gloves and rug and upholstery cleaning products. These products accounted for approximately 25% of Consumer Products net sales in fiscal 2000, 26% in fiscal 1999, and 28% in fiscal 1998. Household Products net sales in fiscal 2000 and fiscal 1999 represent a smaller portion of the Consumer Products Divisions net sales as compared to prior years as a result of the above average growth of our Banana Boat business.

      Since we introduced the first household latex glove in the U.S. in 1954, Playtex gloves have held the number one market share. Our dollar market share of this category increased three percentage points in fiscal 2000 to 37% of the category. We believe our nationally recognized brand name, based upon our reputation for nearly 50 years of superior quality, durability and protection, provides a strong competitive advantage in this category. The rubber glove category had retail sales of approximately $116.0 million in 2000. Growth in the category is primarily in the disposable segment. In late 1997, we launched Playtex Home Health Care Disposable Gloves to participate in the fastest growing part of the category. In 2000, our disposable gloves had a 7% share of the entire rubber glove category.

      Woolite is the number two rug and upholstery cleaning product in the United States with a 19% dollar market share in 2000. Since acquiring the brand in 1995, we have introduced a number of new products and product enhancements, including:

      o     new distinctive packaging,                        o    a new foam pet carpet cleaner in early 1997, and
      o     an improved pet stain spray in 1996,              o    a spot and stain wipe product in early 2001.

      Personal Grooming--Personal Grooming contributed approximately 21% of Consumer Products net sales in fiscal 2000, 24% in fiscal 1999, and 27% in fiscal 1998. In January 1998, we added the following brands to our Personal Grooming portfolio as a result of the acquisition of PCH and Carewell:

      o     Ogilvie home permanent products,                  o     Tussy deodorants,
      o     Binaca breath freshener products,                 o     Dorothy Gray skin care products, and
      o     Dentax oral care products,                        o     Better Off depilatories.

Prior to January 1998, our Personal Grooming business consisted of Jhirmack hair care products and Tek toothbrushes. On May 12, 1999, we sold the U.S. Jhirmack hair care products business to a third party.

      Our Ogilvie brand is the market leader of the $39.0 million market for at home permanents and straighteners, with a 66% dollar market share in 2000. Because this category has declined at an annual rate of approximately 10% per year since 1992 (2% in 2000), our strategy is to continue to grow our market leadership position and to reposition the brand to younger consumers. Since our acquisition of the Ogilvie brand we have successfully launched Ogilvie Straightener and 7-Day Curls. Ogilvie Straightener removes the curl from permed hair, controls the curl from naturally curly hair, and delivers smooth texture to hair. 7-Day Curls is a soft gentle perm, which creates longer lasting waves and curls than hot rollers and doesn't require the commitment of a regular perm. These products were targeted to younger consumers. As a result of the apparent early success of these new products, we believe there are indications of a slowdown in the decline in the home permanents/straightener category.

      Our Binaca brand of breath fresheners is also a well known brand. It is the leader in the spray & drops segment of the breath fresheners market with a 47% dollar market share in 2000. Our research indicates that Binaca has the highest brand awareness among breath freshener users. Since our acquisition of Binaca we have expanded front-end store placements and launched a new breath freshener product in 1999, Fast Blast. We believe these two initiatives resulted in improved dollar market share for Binaca, up five percentage points in 1999 and up an additional six percentage points in 2000.

      We also compete in the value-priced end of the toothbrush business with our Tek and Dentax brands of toothbrushes and in certain skin care categories with our Tussy deodorants, Better Off depilatories, and Dorothy Gray skin care products.

      International/Corporate Sales Division--The International/Corporate Sales Division constituted approximately 17% of our consolidated net sales in fiscal 2000 and fiscal 1999 and 18% in fiscal 1998. The International/Corporate Sales Division includes:

o        Sales to specialty classes of trade in                      o    export sales
                 the United States including wholesale               o    sales in Puerto Rico
                 clubs, military, convenience stores,                o    results from our Canadian and Australian subsidiaries
                 specialty stores, and telemarketing                 o    sales of private label tampons

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to specialty classes of trade represented 49% of the total division's net sales in fiscal 2000, 48% in fiscal 1999, and 47% in fiscal 1998.

E. Marketing

      We allocate a significant portion of our revenues to the advertising and promotion of our products. Our advertising and promotion expenditures for the past three years were (in thousands):

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
                                                                                        2000              1999              1998
                                                                                    ------------     -------------     ------------
Total advertising and promotion....................................................  $   186,596       $   168,878      $   145,379
   As a % of net sales.............................................................         22.4%             21.4%            21.7%

      Since 1996, we have gradually shifted a greater percentage of our advertising and promotion budget to brand-building activities, such as advertising and sampling programs, and have decreased price-oriented promotional trade activities. This has had the effect of reducing inventory balances at the trade level and better aligning our shipments to the trade with consumer's purchases of our products.

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

      We believe that the market for consumer packaged goods is very competitive and may intensify in the future. Competitive pressures on our products may result from:

      o     new competitors,
      o     new product initiatives by competitors,
      o     higher spending for advertising and promotion, and
      o     continued activity in the private label sector.

      In 2000, we experienced unusual competitive activity across most of our infant care segments. Our cups business was challenged by competitors offering less expensive products and new competitors entered the disposable feeding and infant toiletries categories with products that were heavily supported with trade spending and media campaigns.

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

H. Distribution

      We sell our products using approximately 165 direct sales personnel, independent food brokers and exclusive distributors. Independent brokers supplement the direct sales force in the food class of trade, by providing more effective coverage at the store level. For the twelve months ended December 30, 2000 and December 25, 1999, our net sales in the U.S. were distributed to the following classes of trade:

                                               December 30,      December 25,
Class of Trade                                     2000              1999
--------------                                -------------     ------------

Mass merchandisers..........................        44%               43%
Supermarkets................................        32%               32%
Drug stores.................................        16%               17%
Specialty...................................         8%                8%
                                                   ---              ----
    Total...................................       100%              100%
                                                   ===              ====

      Our field sales force makes sales presentations at the headquarters or home offices of our customers, where applicable, as well as to individual retail outlets. The sales representatives focus their efforts on selling our products, providing services to our customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays and coordinating cooperative advertising participation.

      We use four third-party distribution centers to ship the majority of our products to customers. These distribution centers are geographically located to maximize our ability to service our customers.

I. Research and Development

      In March 1999, we moved our research and development group into a new state-of-the-art technical center in Allendale, New Jersey. Prior to March 1999, we maintained our research and development program in Paramus, New Jersey. Approximately 70 employees are engaged in these programs, for which expenditures were $11.6 million in fiscal 2000, $10.1 million in fiscal 1999 and $8.4 million in fiscal 1998, respectively.

      The primary focus of our research and development group is to design and develop new and improved products that address our customers' wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses.

J. Trademarks and Patents

      We have proprietary rights to a number of trademarks important to our businesses, such as: Active Sport, Baby Magic, Banana Boat, Binaca, Binky, Blasters, Big Sipster, Cool Colorz, Comfortflow, CoolStraw, Diaper Genie, Dentax,

Drop-Ins, Fast Blast, Funky Fruit, Gentle Glide, Get On The Boat, HandSaver, LipPops, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, Precisely Right, Precision Flo, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Tub Mate, Tek, Tussy, VentAire, Wet Ones and Whisper Wave. The Playtex and Living trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. Along with Apparel, we have a license from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis. Apparel's license is for apparel and apparel-related products, and our license is for all other products. In all other countries, Apparel retains title to the Playtex and Living trademarks. We have a perpetual, royalty-free license to use such trademarks for all products other than apparel products in all other countries. We also own a royalty-free license in perpetuity to use the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

      We also own various patents related to certain products and their method of manufacture, including patents for: cardboard and plastic applicators for tampons, special over-wrap for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulation, carpet cleaning compositions, various containers for liquid and moist wipes products, including special containers for children's bubble bath.

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

L. Customers and Backlog

      No single customer or affiliated group of customers, except Wal-Mart Stores, Inc., accounted for over 10% of our net sales in fiscal 2000, fiscal 1999, and fiscal 1998. Our next three largest customers represented in total approximately 18% of our total consolidated net sales in fiscal 2000 compared to approximately 15% in fiscal 1999 and 14% in fiscal 1998 (see Note 14 of Notes to Consolidated Financial Statements). In accordance with industry practice, we grant credit to our customers at the time of purchase. In addition, we may grant extended payment terms to new customers and for the initial sales of introductory products and product line extensions. We also may grant extended terms on our Sun Care products due to industry convention and the seasonal nature of this business.

      Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. Sun care retailers have the right to return any product that has not been sold by the end of the Sun Care season, which is normal practice in the sun care industry. They are required to pay for the Sun Care product purchased during the season under the required terms. In instances where extended terms are granted on initial Sun Care orders, the terms require a substantial payment be made in the June time frame. We generally receive returns of our Sun Care products from September through March following the summer season. We reduce our Sun Care sales and increase accrued liabilities for these returns throughout the year based on management's estimates of these returns as a percent of Sun Care products sold. Refunds made to our customers for returned Sun Care products subsequently reduce accrued liabilities.

      Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. Employees and Labor Relations

      Our worldwide workforce consisted of approximately 2,200 employees as of December 30, 2000, of whom approximately 180 were located outside the United States, primarily in Canada. Of the United States facilities, only the operation at Watervliet, New York has union representation; it is organized by The Brush Workers Union Local No. 20466 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered approximately 185 workers at December 30, 2000 and expires on June 28, 2003. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future.

N. Environmental

      We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year.

                                  Risk Factors

      Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind, that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements.

Substantial Debt and Risk of Principal Repayment

At December 30, 2000, we had total indebtedness of $931.6 million, which, according to the terms of our debt agreements, must be repaid within the next four years. Our fixed principal debt repayment obligations are (excluding balances outstanding under our revolving credit facility and due to related party):

       o     $45.1 million in 2001,         o    $627.8 million in 2003, and
       o     $58.7 million in 2002,         o    $200.0 million in 2004.

We believe that we will generate sufficient cash flow from operations for our working capital needs, capital expenditures, interest payments on all of our debt, and scheduled principal payments on all of our debt obligations due in fiscal 2001 and fiscal 2002. However, we will not be able to generate sufficient cash flow for all of our debt obligations due in fiscal 2003 and fiscal 2004. As such, we will have to either refinance our debt obligations, sell assets or raise equity capital to repay the principal amounts on our debt obligations. We do not know if future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

Our high level of debt could have adverse consequences to us, including, but not limited to:

o Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired.

o A significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which reduces the funds available to our operations.

o Some of our debt, $371.6 million at December 30, 2000, is at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates.

o Our indebtedness contains certain financial and restrictive covenants including:

      o     incurrence of additional indebtedness,          o     use of proceeds from sales of assets and
      o     dividends and restricted payments,                        subsidiary stock, and
      o     creation of certain liens,                      o     certain mergers, consolidations and transfers
      o     transactions with affiliates,                             of all or substantially all of our assets.
      o     sale and leaseback transactions,

Our failure to comply with our financial and restrictive covenants could result in an event of default which, if not rectified, could materially and adversely affect our operating results and our financial condition (see Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Competition

The markets for our products are highly competitive and are characterized by the frequent introduction of new products. We believe that the market for consumer packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources and less leverage than we do.

Material Customers

Certain customers are material to our business and operations. For fiscal 2000 and fiscal 1999, our largest customer represented approximately 23% and 21% of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 18% of our total consolidated net sales in fiscal 2000 and 15% in fiscal 1999. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

Retail Environment

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions.

Risks Attendant to Acquisition Strategy

We regularly consider the acquisition of other companies engaged in the manufacture and sale of consumer products. At any given time, we may be in various stages of looking at such opportunities. Acquisitions are subject to the negotiation of definitive agreements and to other matters typical in acquisition transactions. There can be no assurance that we will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements with respect to them. Even if definitive agreements are entered into, we can not assure you that any future acquisition will thereafter be completed or that anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Future acquisitions by us could result in the incurrence of additional debt and contingent liabilities, which may have a negative effect on us.

Item 2. Properties

      Our principal executive office is located at 300 Nyala Farms Road, Westport, Connecticut 06880 and is occupied pursuant to a lease which expires in 2005. Our principal manufacturing and distribution facilities are located in:

      o     Dover, Delaware,                  o     Watervliet, New York, and
      o     Sidney and Streetsboro, Ohio,     o     Arnprior and Malton, Canada.

We maintain a research and development facility in Allendale, New Jersey. This facility is leased for a term of 15 years with two five-year renewal options. We operate two facilities in Canada. We own the Arnprior facility, which is primarily a warehouse and assembly operation, and we lease the Malton facility, which is a warehouse and office site. This lease expires in 2004. The lease on the Montvale, NJ facility, expiring in 2002, was acquired by us in the PCH acquisition and a substantial portion of the facility has been subleased, for the duration of the lease term, to third parties. For 2000, our average utilization rate of manufacturing capacity was an estimated 78%.

      The following table lists our principal properties as of December 30, 2000, which are located in seven states, Puerto Rico and Canada. The facilities in Arnprior and Malton, Canada and Guaynabo, Puerto Rico are used specifically by the International/Corporate Sales Division. All of the other facilities are shared amongst our three segments.

                                                                         Number             Estimated
                                                                           of                Square
      Facilities Owned                                                 Facilities            Footage
      ----------------                                                 ----------            -------
        Manufacturing/Office/Distribution/Warehouse
          Dover, DE..................................................       3                710,000
          Streetsboro, OH............................................       1                176,700
          Watervliet, NY.............................................       1                159,600
          Arnprior, Canada...........................................       1                 91,800
          Sidney, OH.................................................       1                 54,400
      Facilities Leased
      -----------------
        Office/Distribution/Warehouse
          Dover, DE..................................................       3                251,104
          Sidney, OH.................................................       2                216,800
          Malton, Canada.............................................       1                 72,800
          Westport, CT...............................................       1                 63,100
          Allendale, NJ..............................................       1                 43,500
          Montvale, NJ...............................................       1                 19,500
          Guaynabo, PR...............................................       1                 15,700
          Orlando, FL................................................       1                 10,400
          Spokane, WA................................................       1                  8,400

Item 3. Legal Proceedings

      Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome ("TSS"), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to our tampons. As of the end of February 2001, there were approximately 12 pending claims. Additional claims, however, may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, we are self-insured and bear the costs of defending those claims, including settlements and trials. Effective December 1, 1995, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence / $4.0 million in total, for claims occurring on or after December 1, 1995.

      The incidence rate of menstrually-associated TSS has declined significantly over the years. The number of confirmed menstrually-related TSS cases peaked in 1980 at 814, with 38 deaths. At that time, the United States Center for Disease Control found that 71% of women who developed the condition had been using a new brand of tampons. That brand of product was removed from the market and The Food and Drug Administration proposed regulations, which required all tampon manufacturers to provide TSS warnings on their labeling. In 1981, the incidence of menstrually-related TSS was reported to be 470, with 13 deaths. It has continued to fall since then. Compared with the 814 menstrual TSS cases in 1980, there were only three confirmed cases in 1998 and six in 1997.

      We believe that there are no claims or litigation pending against us, including the TSS cases, which, individually or in the aggregate, would have a material effect on us. This assessment is based on:

      o      our experience with TSS cases,                 o     the federally mandated warnings about TSS on and
      o      our evaluation of the 12 pending claims,                  in our tampon packages, and
      o      the reported decline in the incidence of       o     development of case law upholding the adequacy of
                      menstrually-associated TSS,                      tampon warnings which comply with federally
                                                                       mandated TSS warnings.

      We have joined a group of potentially responsible parties with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. Based on the information currently available to us, the nature and quantity of material deposited by us and the number of other entities in the group which are expected to share in the costs and expenses, we do not believe that our costs will be material. We will share equally with Apparel all expenses and costs associated with our involvement with this site.

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

      Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      We have two classes of authorized stock:

      o Common Stock, par value $.01 per share, 282 holders of record, authorized 100,000,000 shares, issued and outstanding 60,970,899 shares at March 26, 2001, and

      o Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 26, 2001.

Our common stock is traded on the New York Stock Exchange under the symbol "PYX". No cash dividends have ever been paid on our stock, and we are restricted from paying dividends by the terms of our debt agreements (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Note 7 of Notes to Consolidated Financial Statements).

      The following table lists the high and low sale price per share of our stock during the fiscal 2000 and fiscal 1999 as reported by the New York Stock Exchange-Composite Transactions:

                                                                         First            Second           Third          Fourth
                                                                        Quarter           Quarter         Quarter         Quarter
                                                                        -------           -------         -------         -------
Fiscal 2000
-----------
High.............................................................      $  15 1/2        $   14           $  12 7/8      $   11 15/16
Low..............................................................      $  10 1/4        $   10 1/8       $  10 3/8      $    8 5/8

Fiscal 1999
-----------
High.............................................................      $  17 1/8        $   17           $  16 5/8      $   15 1/8
Low..............................................................      $  13 1/2        $   14           $  13 1/16     $   11 1/2

Item 6. Selected Financial Data

      The information required by this item appears on page F-3 of this Form
10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item appears on pages F-4 to F-15 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts which intentionally increase our underlying interest rate exposure. At December 30, 2000, our total indebtedness consisted of $560.0 million in fixed rate debt and $371.6 million in variable rate debt. We entered into two swap agreements in November 2000, which effectively fixed $300.0 million of our variable rate indebtedness at December 30, 2000. Based on our interest rate exposure at December 30, 2000, a 1% increase in interest rates would result in an estimated $0.7 million of additional interest expense on an annualized basis. (see Note 7 of Notes to Consolidated Financial Statements and
Note 15 of Notes to Consolidated Financial Statements, which appear on pages F-28 to F-30 and on pages F-39, respectively, of this Form 10-K).

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-16 to F-54. The Independent Auditors' Report and the Report of Management, dated January 26, 2001, are filed as part of this Form 10-K and can be found on pages F-55 and F-56, respectively, of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

      The information called for by these items (except for the information regarding our executive officers) is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders. The information regarding our executive officers called for by Item 401 of Regulation S-K can be found in
Item I(b) on pages 7 to 8 of this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) Financial Statements

            (1) Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-16 to F-54. The Independent Auditors' Report, dated January 26, 2001, is on page F-55 of this Form 10-K.

            (2) Financial Statement Schedule

            The following financial statement schedule-Schedule II-Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page 25.

            All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

            (3) Exhibits

            Please see our Exhibit Index on Pages X-1 to X-8 of this Form 10-K.

      (b) Reports on Form 8-K

            On October 12, 2000, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to
Item 5, we provided information on earnings expectations for the third and fourth quarters of 2000.

            On December 18, 2000, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to
Item 5, we announced that we had amended our Credit Agreement and Term Loan Agreement.

                             PLAYTEX PRODUCTS, INC.

                      SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Twelve Months Ended December 30, 2000, December 25, 1999, and December 26, 1998
                                 (In thousands)

                                                  Balance at          Additions        Net Additions                       Balance
                                                   Beginning         Charged to       Resulting from                       at End
                                                   of Period           Income          Acquisitions      Deductions(1)    of Period
                                                   ---------           ------          ------------      -------------    ---------
Receivables:
   Allowance for doubtful accounts
December 26, 1998..............................    $  (1,669)          $ (243)          $  (568)             $  385       $  (2,095)
December 25, 1999..............................    $  (2,095)          $ (675)          $  (167)             $  645       $  (2,292)
December 30, 2000..............................    $  (2,292)          $ (346)          $    --              $  401       $  (2,237)

-----------

(1) Represent accounts written-off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLAYTEX PRODUCTS, INC.


                                         By:     /S/ MICHAEL R. GALLAGHER
                                             --------------------------------
                                                   Michael R. Gallagher
                                                  Chief Executive Officer

March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of March, 2001.

        Signatures                                        Title
---------------------------------        ----------------------------------------------------

    /S/ ROBERT B. HAAS
---------------------------------
      Robert B. Haas                     Chairman of the Board and Director

 /S/ MICHAEL R. GALLAGHER
---------------------------------        Chief Executive Officer and Director (Principal
   Michael R. Gallagher                  Executive Officer)

    /S/ GLENN A. FORBES
---------------------------------        Executive Vice President, Chief Financial Officer
      Glenn A. Forbes                    and Director (Principal Financial and Accounting Officer)

  /S/ RICHARD C. BLUM
---------------------------------        Director
      Richard C. Blum


---------------------------------        Director
    Michael R. Eisenson

 /S/ TIMOTHY O. FISHER
---------------------------------        Director
     Timothy O. Fisher

 /S/ C. ANN MERRIFIELD
---------------------------------        Director
     C. Ann Merrifield


---------------------------------        Director
     Jeffrey W. Ubben

  /S/ WYCHE H. WALTON
---------------------------------        Director
      Wyche H. Walton

   /S/ DOUGLAS D. WHEAT
---------------------------------        Director
     Douglas D. Wheat

 /S/ KENNETH F. YONTZ
---------------------------------        Director
     Kenneth F. Yontz

                             PLAYTEX PRODUCTS, INC.

                       2000 Annual Report to Stockholders

                             PLAYTEX PRODUCTS, INC.
                       2000 ANNUAL REPORT TO STOCKHOLDERS

                                      INDEX

                                                                                                                        PAGE(S)
                                                                                                                     ------------
 PART I--FINANCIAL INFORMATION

 Selected Financial Data............................................................................................ F-3

 Management's Discussion and Analysis of Financial Condition and Results of Operations.............................. F-4 to F-15

 Consolidated Financial Statements.................................................................................. F-16 to F-19

 Notes to Consolidated Financial Statements......................................................................... F-20 to F-54

 PART II--OTHER INFORMATION

 Independent Auditors' Report....................................................................................... F-55

 Report of Management............................................................................................... F-56

 Other Information.................................................................................................. F-57 to F-58

                             PLAYTEX PRODUCTS, INC.

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                                Twelve Months Ended
                                                   -----------------------------------------------------------------------------
                                                    December 30,    December 25,   December 26,     December 27,    December 28,
                                                       2000(1)          1999           1998             1997            1996
                                                   ------------    -------------   ------------    ------------     ------------
Earnings Statement Data:
    Net sales....................................  $    831,343      $   787,711    $   669,613     $   500,632      $   498,742
    Gross profit.................................       479,169          456,469        392,058         304,652          306,230
    Operating expenses, excluding
       amortization of intangibles...............       308,882          280,176        243,288         192,056          194,184
    Amortization of intangibles..................        22,350           21,064         17,336          12,894           12,846
    Operating earnings...........................       147,937          155,229        131,434          99,702           99,200
    Interest expense, net........................        84,884           78,961         71,518          64,470           64,860
    Net earnings.................................  $     35,544      $    44,071    $    34,230     $    14,653(2)   $    18,199
    Net earnings per share:
       Basic.....................................  $        .58      $       .73    $       .58     $       .29      $       .36
       Diluted...................................  $        .58      $       .72    $       .57     $       .29      $       .36
    Net earnings before extraordinary loss.......  $     35,544      $    44,071    $    34,230     $    18,731      $    18,199
    Net earnings per share before
       extraordinary loss:
       Basic.....................................  $        .58      $       .73    $       .58     $       .37      $       .36
       Diluted...................................  $        .58      $       .72    $       .57     $       .37      $       .36
    Weighted average common shares and
       equivalent common shares outstanding:
       Basic.....................................        60,824           60,481         59,486          50,923           50,883
       Diluted...................................        62,585           62,553         60,411          51,006           50,939
Balance Sheet Data (at period end):
    Working capital..............................  $     74,233      $    92,006    $    78,548     $    56,402      $     6,522
    Total assets.................................     1,139,384        1,148,652        899,221         652,558          660,331
    Total long-term debt, excluding due to
       related party.............................       931,563          987,876        811,750         737,800          739,700
    Stockholders' equity (deficit)...............  $    (56,063)     $   (94,868)   $  (140,975)    $  (268,063)     $  (282,727)

-----------
(1) Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2000 was a fifty-three week year. All other years presented are fifty-two week years.

(2) Includes an extraordinary loss of $4.1 million (net of $2.3 million of income tax benefit) from the early payoff of debt in connection with our debt refinancing (see Note 7 of Notes to Consolidated Financial Statements).

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes, presented on pages F-16 through F-54.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in
Item I. of this Annual Report on Form 10-K, and:

      o     price and product changes,                                    o    impact of weather conditions, especially
      o     promotional activity by competitors,                                  on Sun Care product sales,
      o     the loss of a significant customer,                           o    our level of debt,
      o     capacity limitations,                                         o    interest rate fluctuations,
      o     the difficulties of integrating acquisitions,                 o    future cash flows,
      o     raw material and manufacturing costs,                         o    dependence on key employees, and
      o     adverse publicity and product liability claims,               o    highly competitive nature of the consumer products
                                                                                  business.

      You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

General

      Basis of Management's Discussion and Analysis

      We are organized in three divisions, which are categorized as business segments in accordance with generally accepted accounting principles.

      Our Personal Products Division accounted for 58% of our 2000 consolidated net sales. Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

    Prior to 1998 Acquisitions                      1998 Acquired Brands                          1999 Acquired Brands
    --------------------------                      --------------------                          --------------------
    Playtex:
    o    disposable nurser system                   o    Binky pacifiers                          o    Diaper Genie diaper disposal
    o    cups and mealtime products                 o    Mr. Bubble children's bubble bath               system
    o    reusable hard bottles and                  o    Chubs/Baby Magic baby wipes              o    Baby Magic infant toiletries
                pacifiers                           o    Diaparene infant care products, and
                                                    o    Wet Ones hand and face towelettes

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits.

      Our Consumer Products Division accounted for 25% of our 2000 consolidated net sales. Our Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

         Sun Care                                                    Household Products
         --------                                                    ------------------
         o    Banana Boat                                            o    Playtex gloves
                                                                     o    Woolite rug and upholstery cleaning products

Our Personal Grooming business includes:

         Prior to 1998 Acquisitions                                  1998 Acquired Brands
         --------------------------                                  --------------------
         o    Jhirmack hair care products                            o    Better Off depilatories
         o    Tek toothbrushes                                       o    Binaca breath freshener products
                                                                     o    Dentax oral care products
                                                                     o    Dorothy Gray skin care products
                                                                     o    Ogilvie home permanent products, and
                                                                     o    Tussy deodorants

      In May 1999, we sold our U.S. Jhirmack business.

      Our International/Corporate Sales Division accounted for 17% of our 2000 consolidated net sales and includes:

         o     Sales to specialty classes of trade in                o    export sales
                 the United States including: warehouse              o    sales in Puerto Rico
                 clubs, military, convenience stores,                o    results from our Canadian and Australian subsidiaries
                 specialty stores, and telemarketing                 o    sales of private label tampons

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. In May 1999, we sold our International Jhirmack business, excluding the Canadian business.

Results of Operations

      Our net sales for each of the past three fiscal years 2000, 1999, and 1998 are provided based on our divisional structure. The results for 1999 and 1998 include the results of the acquired brands since the date of their acquisition by us. We acquired the Baby Magic business on June 30, 1999, the Diaper Genie business on January 29, 1999, Personal Care Holdings Inc., on January 28, 1998, the Binky pacifier business on January 26, 1998, and Carewell Industries Inc., on January 6, 1998 (dollars in millions):

                                                                                                   Twelve Months Ended
                                                                                     ---------------------------------------------
                                                                                      December 30,     December 25,     December 26,
Product Line                                      2000 Principal Brand Names              2000            1999             1998
------------                                      --------------------------         ------------      -----------     -----------
Personal Products Division:
   Infant Care.................................   Playtex, Wet Ones, Binky,
                                                  Mr. Bubble, Diaper Genie,
                                                  Baby Magic, and Chubs                 $   272.2        $  255.1        $   188.0
   Feminine Care...............................   Playtex                                   214.3           201.8            177.9
                                                                                        ---------        --------        ---------
     Total Personal Products Division..........                                             486.5           456.9            365.9
Consumer Products Division:
   Sun Care....................................   Banana Boat                               110.3            96.9             82.5
   Household Products..........................   Playtex, Woolite                           52.2            51.0             52.6
   Personal Grooming...........................   Ogilvie, Binaca, Tussy, Tek,
                                                  and Dentax                                 43.1            47.6             49.2
                                                                                        ---------        --------        ---------
     Total Consumer Products Division..........                                             205.6           195.5            184.3
International/Corporate Sales Division.........                                             139.2           135.3            119.4
                                                                                        ---------        --------        ---------
       Total ..................................                                         $   831.3        $  787.7        $   669.6
                                                                                        =========        ========        =========

      In fiscal 2000, our divisional structures were reorganized. The International/Corporate Sales Division now includes the U.S specialty classes of trade including: warehouse clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales of the specialty classes of trade represented approximately 8% of consolidated net sales for fiscal 2000, 1999 and 1998.

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

      The following discussion presents a consolidated view of our results and, where appropriate, also provides insight to key indicators of division performance. Our results for the year ended December 30, 2000 are for a fifty-three week period and our results for the years ended December 25, 1999 and December 26, 1998 are for a fifty-two week period. We do not believe the extra week in the year ended December 30, 2000 contributed materially to our net sales or earnings. All references to market share and market share data are for the years indicated and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Twelve Months Ended December 30, 2000 Compared To
   Twelve Months Ended December 25, 1999

Consolidated Net Sales--Our consolidated net sales increased $43.6 million, or 6%, to $831.3 million in 2000. Excluding the impact of the 1999 acquisitions and the divested portion of our Jhirmack business, our consolidated net sales grew by $15.9 million in 2000, or 2%, compared to 1999.

      Personal Products Division--Net sales increased $29.6 million, or 6%, to $486.5 million in 2000. Excluding the impact of the 1999 acquisitions, the net sales of the division grew by $2.2 million, or 1%, compared to 1999.

                  Net sales of Infant Care products increased $17.1 million, or
            7%, to $272.2 million in 2000. Excluding the impact of the 1999 acquisitions, our Infant Care net sales decreased $10.3 million, or 5%, compared to 1999. During 2000, we experienced an unusually high level of competitive activity across many areas of our key Infant Care businesses. Competitors launched new products that were supported by extensive advertising and promotional activities that, we believe impacted the growth rates in our Infant Care businesses. In addition, we instituted a voluntary recall of two of our latex pacifier products in May 2000. This impacted our net sales by an estimated $3.0 million. We believe this will remain a highly competitive category in the future. As a result, we will continue to aggressively defend our market share positions through product innovation, the introduction of new products and targeted advertising and promotional activity.

                        In Infant Feeding, our dollar market share was 39.5% in
                  2000, a decrease of 2.6 percentage points compared to 1999. We remained the market leader in the infant feeding category with a dollar market share almost double that of our nearest competitor. The dollar market share decline was the result of increased competitive activity in our Cups and Disposable Feeding businesses and, to a lesser extent, our recall of two pacifier products.

                              In Cups, our dollar market share was 54.9% in
                        2000, a decrease of 5.6 percentage points compared to 1999. The cups category, based on total dollar volume of cups purchased by consumers, grew 13% in 2000 and our retail consumption increased 2%. We have been the market leader in the infant cup segment since our development and introduction of the first Spill-Proof cup. This innovation led to significant growth in the infant cup market, attracting a number of new competitors. Our closest competitor in the infant cup segment had a dollar market share of less than 20% in 2000. We continue to aggressively defend our leadership position, introducing two innovative new products to the category in 2000 including: The Gripster, designed for small hands and the DrinkUp, a Spill-Proof cup for older children transitioning to adult cups.

                              In Disposable Feeding, our dollar market share was
                        82.5% in 2000, a decrease of 1.5 percentage points compared to 1999. Retail consumption in the category declined 2% in 2000 and our consumption declined 3%. Our dollar market share decline was due to a new competitive offering that was heavily supported with promotional spending. Recent market share data indicates that our dollar market share of the disposable feeding category has returned to the level held prior to the introduction of the new competitive offering. We believe, the decline in the category experienced in 2000 was the result of innovative new products in the reusable hard bottle segment.

                              In Reusable Hard Bottles, our dollar market share
                        was 13.6% in 2000, an increase of 2.2 percentage points compared to 1999. Retail consumption of our reusable bottles increased 15%

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

                        while the category grew 5%. This success was the result of our introduction of two new innovative hard bottles, VentAire and Precision Flo.

                              As mentioned previously, our Pacifier business was
                        negatively impacted in 2000 by a voluntary recall of two of our latex pacifier products. These pacifiers passed all federal testing requirements and there were no reported incidents requiring medical attention. However, we were concerned about the aging properties of the latex used in the pacifiers. A new latex pacifier is scheduled for re-launch in 2001.

                        In Diaper Pails, we continued to lead the category with
                  our Diaper Genie diaper disposal system. Our dollar market share was 89.8% in 2000, which was down 3.7 percentage points compared to 1999. Retail consumption in the category increased 5% and our consumption increased 1%. A competitor launched a new product that made some in-roads in the mass distribution channel, which negatively impacted our dollar market share and consumption levels.

                        In Pre-Moistened Towelettes (hands and face), our dollar
                  market share was 75.7% in 2000, a decrease of 2.8 percentage points compared to 1999. Retail consumption of our Wet Ones brand increased 14% in 2000 while the category grew 18%. The category had a number of new competitive entries in 2000, which negatively impacted our dollar market share, but significantly contributed to consumption gains in the category and in Wet Ones. We recently introduced Ultra Wet Ones, a larger pre-moistened wipe to expand our offerings in the pre-moistened towelette category.

                        In Infant Toiletries, our dollar market share was 12.6%
                  in 2000, a decrease of 2.1 percentage points compared to 1999. Retail consumption of our Baby Magic brand decreased 9% while the category grew 7%. A new competitor in the category introduced a full line of toiletries supported with an aggressive advertising campaign. Despite our dollar market share loss, we maintained our position as the number two branded offering in the category.

                        In Baby Wipes, our dollar market share was 2.9% in 2000,
                  a decrease of 1.0 percentage point compared to 1999. In the fourth quarter of 2000, we re-launched our baby wipes product under the Baby Magic brand name in the United States. This brought the recognizable Baby Magic cleansing formula and fragrance to our baby wipes. It remains too early to measure the overall results of the re-launch.

                  Net sales of Feminine Care products increased $12.5 million, or 6%, to $214.3 million in 2000. Our share of the U.S. tampon category grew to 30.7% in 2000, which was a gain of 1.1 percentage points compared to 1999. Our retail consumption grew 4.6%, in dollars, outpacing the category, which grew at 1.0%. We have experienced market share gains and consumption growth in excess of category growth for the last 14 consecutive quarters. We believe our continued success in the tampon category is attributable to:

                  o     targeted advertising and consumer sampling programs,
                  o     product innovation, and
                  o     our category building skills.

                  Our targeted advertising focuses on key product attributes important for today's active lifestyles. We use a number of methods to introduce our products to potential users, including sampling programs and educational materials for young teens. Our history of product innovation has attracted new, younger consumers to the market with such products as Slimfits marketed to young teens and Gentle Glide and Silk Glide Odor Absorbing tampons. We believe we are contributing to the growth of the tampon category by educating consumers, attracting young first time users, and converting feminine protection pad users to

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

      tampon users.

Consumer Products Division--Net sales increased $10.1 million, or 5%, to $205.6 million in 2000. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $12.4 million, or 6%, compared to 1999.

            Net sales of Sun Care products increased $13.4 million, or 14%, to $110.3 million in 2000. Our dollar market share of the sun care category grew to 21.6% in 2000 an increase of 1.4 percentage points compared to 1999. The retail consumption of our Sun Care products increased 9.4%, in dollars, surpassing the category, which grew 2.5%. While dollar market share and retail consumption growth for our products was strong in 2000, we believe our net sales were negatively impacted by weather during the summer months. We believe our market share and retail consumption growth is attributable to a number of factors including increased consumer awareness of the need for sun care products, our array of new products and strong sales and market execution skills, including strategic shelf placement and displays. Our Banana Boat line offers a full spectrum of sunblock, sunless tanning and after-sun products. Banana Boat is the second largest brand in the sun care market and the number one brand in after-sun care.

            Net sales of Household Products increased $1.2 million, or 2%, to $52.2 million in 2000. The increase was due primarily to our gloves business, which grew its dollar market share to 36.8% in 2000, an increase of 3.2 percentage points compared to 1999. Retail consumption of our gloves increased 9.9%, as opposed to category growth of 0.4% during the same period. This growth was driven by retail consumption growth of 41% in our disposable gloves segment associated with distribution gains during the year. Our Woolite brands' dollar market share for fiscal 2000 was 19.0% of the rug and upholstery cleaning category which is a decline of
      0.7 percentage points compared to 1999. The rug and upholstery cleaning category decreased 0.6% in 2000 and the retail consumption of Woolite decreased 4.4%, due primarily to competitive activity. In early 2001, we introduced Woolite Spot & Stain Wipes, an innovative new entry in the rug and upholstery cleaning category. This new product brings news to the category and enhances our shelf presence.

            Net sales of Personal Grooming products decreased $4.5 million, or 9%, to $43.1 million in 2000. Personal Grooming net sales excluding the divested U.S. Jhirmack line decreased $2.1 million, or 5%, compared to 1999. Our two largest Personal Grooming brands Ogilvie and Binaca each experienced growth in market share and retail consumption. Ogilvie increased its dollar market share to 66.2% of the home perms/straighteners category, which was a gain of 8.5 percentage points compared to 1999. The introduction of Ogilvie Straightener and 7-Day Curls helped increase our retail consumption 12.8% in 2000 and slowed the declining trend experienced in the category. Binaca increased its dollar market share to 46.7% of the breath freshener (spray and drops) category, which was a gain of 5.7 percentage points compared to 1999. The successful introduction of Fast Blast and more front-end store placements helped increase our retail consumption 5.4% despite a 7.4% decline in the category. While our dollar market share and consumption growth for Ogilvie and Binaca were strong in 2000, we believe net sales were negatively impacted by a reduction in trade inventories.

International/Corporate Sales Division--Net sales increased $3.9 million, or 3%, to $139.2 million in 2000. The increase was due primarily to higher net sales in the specialty classes of trade. Net sales in the U.S. specialty classes of trade were $67.5 million in 2000, an increase of 5.9% compared to 1999. We believe this growth was due primarily to the increased focus on these distribution channels. Our international net sales including our Canadian subsidiary were $65.6 million in 2000, down 1.6% compared to 1999. The decrease was due primarily to a 1.7% decline in our Canadian subsidiary's net sales due to competitive pressures in Infant Care.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Gross Profit--Our consolidated gross profit increased $22.7 million, or 5%, to $479.2 million in 2000. As a percent of net sales, gross profit decreased 0.3 percentage points, to 57.6% in 2000. The dollar increase in gross profit was due primarily to our higher net sales and the lower gross margins were due primarily to costs associated with capacity constraints in Feminine Care, higher expenses related to Sun Care returns, costs associated with the pacifier recall and, to a lesser extent, product mix. Gross profit was positively impacted by 0.3 percentage points related to favorable pension income in 2000.

Consolidated Product Contribution--Our consolidated product contribution increased $5.0 million, or 2%, to $292.6 million in 2000. The increase was due to our higher net sales. As a percent of net sales, product contribution decreased 1.3 percentage points to 35.2% in 2000. The decrease was primarily the result of higher overall advertising and sales promotion expenses as a percentage of net sales as we defended against an unusually high level of competitive activity and, to a lesser extent, lower gross margins.

      Personal Products Division--Product contribution increased $2.1 million, or 1%, to $183.8 million in 2000. The increase was due primarily to higher net sales. As a percent of net sales, product contribution decreased 2.0 percentage points to 37.8% in 2000. The decrease was primarily the result of costs associated with capacity constraints in our Feminine Care business, lower gross margins in our Infant Care businesses due primarily to the impact of costs associated with the pacifier recall, and higher overall advertising and sales promotion expenses as a percentage of net sales.

      Consumer Products Division--Product contribution decreased $3.6 million, or 6%, to $57.1 million in 2000. As a percent of net sales, product contribution decreased 3.2 percentage points to 27.8% in 2000. The decreases were due primarily to higher advertising and sales promotion expenses as a percent of net sales in our Sun Care and Woolite businesses, higher expenses associated with Sun Care returns and, to a lesser extent, product mix.

      International/Corporate Sales Division--Product contribution increased $1.7 million, or 3%, to $55.1 million in 2000. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution increased 0.1 percentage points to 39.6% in 2000. The increase was due primarily to higher net sales in our corporate sales channel, which generally has better margins than the other channels of distribution included in this division.

Consolidated Operating Earnings--Our consolidated operating earnings decreased $7.3 million, or 5%, to $147.9 million in 2000. The decrease in operating earnings was the result of lower consolidated product contribution as discussed and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases and the full year impact of the 1999 acquisitions.

Consolidated Interest Expense--Our consolidated interest expense increased $5.9 million, or 7%, to $84.9 million in 2000. Average debt for 2000 exceeded the prior year by approximately $14.6 million, or 2%, due primarily to the purchases of the Diaper Genie business in January 1999 and the Baby Magic business in June 1999. The impact of the additional debt was compounded by higher weighted average interest rates in 2000 compared to 1999. Our weighted average variable interest rate in 2000 was 7.76% compared to 6.75% in 1999.

Consolidated Income Taxes--Our consolidated income taxes decreased $4.7 million, or 15%, to $27.5 million in 2000. As a percent of pre-tax earnings, our effective tax rate increased 1.4 percentage points to 43.6% of pre-tax earnings in 2000. Our effective tax rate increases as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Twelve Months Ended December 25, 1999 Compared To
   Twelve Months Ended December 26, 1998

Consolidated Net Sales--Our consolidated net sales increased $118.1 million, or 18%, to $787.7 million in 1999. Excluding the impact of the 1999 acquisitions and the divested portion of our Jhirmack business, our consolidated net sales grew by $55.3 million, or 8%, compared to 1998.

      Personal Products Division--Net sales increased $90.9 million, or 25%, to $456.9 million in 1999. Excluding the impact of the 1999 acquisitions, the net sales of the division grew by $29.0 million, or 8%, compared to 1998.

                  Net sales of Infant Care products increased $67.1 million, or
            36%, to $255.1 million in 1999. Excluding the impact of the 1999 acquisitions, our Infant Care net sales increased by $5.1 million, or 3%, compared to 1998. Our dollar market share of the infant feeding category decreased 0.2 percentage points to 41.9% in 1999. This slight decline comes after a number of years of market share growth, which was at 30% just four years ago. Competitive pressures in Infant Cups, where our dollar market share declined 6.4 percentage points to 60.5%, negatively affected our 1999 results. Also, to a lesser extent, capacity issues in our Drop-Ins disposable feeding product limited sales in 1999 as growth in product demand exceeded available capacity. We added additional Drop-Ins capacity late in 1999 by adding an additional manufacturing line. The infant feeding category grew 6.7% in dollars in 1999 versus 1998, and the retail consumption of our products grew 6.3%, slightly below the category.

                  Net sales of Feminine Care products increased $23.9 million, or 13%, to $201.8 million in 1999. We experienced dollar market share gains of 2.6 percentage points to 29.6% of the U.S. tampon category in 1999. The tampon category, in dollars, grew 4.3% versus 1998, and the retail consumption of our products grew 14.3%. This level of performance is the result of our innovative product development efforts and consumer marketing initiatives.

      Consumer Products Division--Net sales increased $11.2 million, or 6%, to $195.5 million in 1999. Excluding the impact of the divested portion of our Jhirmack business, net sales of the division grew by $18.5 million, or 11%, compared to 1998.

                  Net sales of Sun Care products increased $14.4 million, or
            17%, to $96.9 million in 1999. Our dollar market share increased 1.4 percentage points to 20.2% for 1999. The sun care category, in dollars, grew 12.5% and the retail consumption of our products increased 23.3% compared to 1998. The category growth and the growth in our consumption were due largely to high consumer demand for the Banana Boat product, increased consumer awareness of the need for sunscreen protection, and favorable weather across the country during the sun care season. We also benefited from the successful introduction of new Banana Boat products in 1999, including, a colored sunscreen product with disappearing color indicator.

                  Net sales of Household Products decreased $1.6 million, or 3%, to $51.0 million in 1999. The shortfall was due to a decrease in Woolite net sales during 1999. The shortfall in sales was due to strong Woolite shipments in 1998 as a result of the launch of a new Woolite product and promotional activity to defend against a new product introduced by a competitor. In 1999, the retail consumption of Woolite increased 0.8% versus 1998, despite a decrease in the category of 1.9%, and our dollar market share increased 0.5 percentage points to 19.7%. Our gloves business grew its dollar market share 0.2 percentage points to 33.6% in 1999, and the retail consumption of our gloves increased 6.1% versus category growth of 3.1% during the same period. The growth in the gloves category is largely centered in the disposable segment.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

                  Net sales of Personal Grooming decreased $1.6 million, or 3%, to $47.6 million in 1999. Personal Grooming net sales excluding the divested U.S. Jhirmack line increased $5.7 million, or 14%, compared to 1998. Contributing to this growth were dollar market share gains in both Binaca and Ogilvie. The dollar market share for Binaca grew
            5.0 percentage points to 41.0% in 1999 as a result of the introduction of a new product, Fast Blast, and efforts to secure front-end store placement. The dollar market share for Ogilvie increased 8.0 percentage points to 57.7% due primarily to new packaging and the introduction of a new product, Ogilvie Straightener.

      International/Corporate Sales Division--Net sales increased $16.0 million, or 13%, to $135.3 million in 1999. Excluding the impact of the 1999 acquisitions, net sales of the division increased 7% compared to 1998. The increase was due primarily to 19% growth in net sales by our Canadian subsidiary, which was attributable primarily to 40% growth in Infant Care and 13% growth in Feminine Care net sales. Excluding the impact of the 1999 acquisitions, the Canadian Infant Care product line increased 9% versus 1998.

Consolidated Gross Profit--Our consolidated gross profit increased $64.4 million, or 16% to $456.5 million in 1999. As a percent of net sales, gross profit decreased 0.6 percentage points, to 57.9% in 1999. The lower gross profit as a percent of net sales was due primarily to lower overall gross margins for acquired brands, costs associated with new product launches and costs associated with keeping up with increased demand. The dollar increase in gross profit was due primarily to our higher net sales.

Consolidated Product Contribution--Our consolidated product contribution increased $40.9 million, or 17%, to $287.6 million in 1999. The increase was due primarily to our higher net sales. As a percent of net sales, product contribution decreased 0.3 percentage points to 36.5% in 1999. The decrease was primarily the result of lower gross margins offset, in part, by lower overall advertising and sales promotion expenses as a percentage of net sales.

      Personal Products Division--Product contribution increased $31.3 million, or 21%, to $181.6 million in 1999. As a percent of net sales, product contribution decreased 1.3 percentage points to 39.8% in 1999. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased due to:

            o     a change in sales mix to lower gross margin products primarily associated with the 1999 acquisitions,
            o     costs associated with new product launches, and
            o costs related to capacity constraints in our Feminine Care and Drop-Ins businesses.

      Consumer Products Division--Product contribution increased $3.8 million, or 7%, to $60.7 million in 1999. As a percent of net sales, product contribution increased 0.1 percentage points to 31.0% in 1999. The increase in product contribution was due primarily to higher net sales.

      International/Corporate Sales Division--Product contribution increased $6.9 million, or 15%, to $53.4 million in 1999. The increase in product contribution was due primarily to higher net sales, most notably the increase in our Canadian subsidiaries net sales. As a percent of net sales, product contribution increased 0.6 percentage points to 39.5% in 1999. This is due primarily to higher gross margins offset, in part, by higher advertising and sales promotion expenses as a percentage of net sales.

Consolidated Operating Earnings--Our consolidated operating earnings increased $23.8 million, or 18%, to $155.2 million in 1999. The increase in operating earnings was in line with the growth in our consolidated product contribution.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Interest Expense--Our consolidated interest expense increased $7.5 million, or 10%, to $79.0 million in 1999. Average debt for 1999 exceeded the prior year by approximately $120.0 million, or 15%, due primarily to our purchases of the Diaper Genie business in January 1999 and the Baby Magic business in June 1999. The impact of the additional debt was offset, in part, by lower interest rates in 1999 compared to 1998.

Consolidated Income Taxes--Our consolidated income taxes increased $6.5 million, or 25%, to $32.2 million in 1999. As a percent of pretax earnings, our effective tax rate decreased 0.7 percentage points to 42.2% of pretax earnings in 1999. Our effective tax rate decreases as the portion of goodwill amortization that is non-deductible for tax purposes becomes a smaller portion of operating earnings.

Liquidity and Capital Resources

      At December 30, 2000, our working capital (current assets net of current liabilities) decreased $17.8 million, or 19%, to $74.2 million compared to $92.0 million at December 25, 1999. The decrease in our working capital was primarily the result of higher current liabilities at December 30, 2000 compared to December 25, 1999. Our current liabilities increased $19.2 million due to an increase in current portion of long-term debt of $21.3 million and higher accounts payable balances of $6.4 million offset, in part, by reduced income taxes payable of $4.3 million and reduced accrued expenses of $4.2 million. Our current assets at December 30, 2000 increased $1.4 million to $245.3 million due primarily to increased cash balances at December 30, 2000.

      Sun Care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from February to September due to a portion of the sales having extended credit terms. In accordance with industry practice, we allow our customers to return unsold sun care product at the end of the sun care season. We reserve amounts on our balance sheet as we sell our Sun Care products based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. However, actual historical return rates as a percentage of net sales have fluctuated within a fairly narrow range.

      Capital expenditures for equipment and facility improvements were $22.7 million, $20.8 million and $16.4 million for fiscal 2000, 1999, and 1998, respectively. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2001 are expected to be between $23.0 million and $25.0 million.

      At December 30, 2000, long-term debt (including current portion but excluding obligations due to related party) was $931.6 million compared to $987.9 million at December 25, 1999. The decrease of $56.3 million relates to Revolving Credit Facility repayments of $32.5 million and scheduled principal repayments on our Term Loan and Term A Loan of $23.8 million. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time. The first reduction of $5.0 million occurred on December 15, 2000. At December 30, 2000, we had $107.8 million available to borrow under the facility.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

In December 2000, we amended our agreements relating to the Revolving Credit Facility, Term A Loan and the Term Loan. The amendment changed certain of our financial tests as well as the spread over LIBOR that we pay on our variable rate indebtedness. In consideration for amending the agreements we paid an amendment fee of $0.6 million to the banking group. Our 9% Senior Subordinated Notes due December 15, 2003 (the "9% Notes") and our 8 7/8% Senior Notes due July 15, 2004 (the "8 7/8% Senior Notes") also contain similar restrictions and requirements.

We believe that we will generate sufficient cash flow from operations for:

      o     working capital,                       o     interest payments on all of our debt, and
      o     capital expenditures,                  o     scheduled principal payments under the Term A Loan
                                                              and the Revolving Credit Facility.

However, we do not expect to generate sufficient cash flow from operations to make the final principal payment due in 2003 on the Term Loan and the 9% Notes, which collectively total $595.5 million, nor the $150 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      Since the beginning of 1998, we have made a number of acquisitions including PCH, Carewell, Binky, Diaper Genie and Baby Magic. We financed these transactions by borrowing additional money on our Term Loan and Term A Loan, utilizing available borrowings under our Revolving Credit Facility and we issued a Convertible Note and shares of our Common Stock. In total, we have borrowed $332.9 million and issued approximately 9.3 million shares of our Common Stock. We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted.

      We intend to use more of our available cash flow to reduce our level of debt. We have quarterly principal repayment obligations due on both the Term A Loan and the Term Loan through the second and third quarters of the year 2003. Our fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $45.1 million in 2001,             o    $627.8 million in 2003, and
      o     $58.7 million in 2002,             o    $200.0 million in 2004.

We have no debt obligations due after June 15, 2004. In addition, as a result of our intention to reduce debt and improve certain key leverage ratios, we may pay more on our debt balances over the next few years than what is contractually mandated.

      Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

Recently Issued Accounting Standards

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective for us on December 31, 2000. The

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

adoption of this statement did not have a material effect on our results of operations, cash flows, or financial position. The adoption of SFAS 133 may cause increased volatility in the Company's results of operations in the future if we change our policies or enter into new derivative instruments, which do not meet the requirements for hedge accounting under SFAS 133.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which becomes effective for us in the second quarter of 2001. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including: discounts, coupons, rebates, and free products or services, offered voluntarily to customers. We have made a preliminary evaluation of the effect of this statement on our financial statements. We will restate our net sales and advertising and promotion expenses. This restatement will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This issue will not have any impact on our reported operating earnings, net income, or earnings per share. It will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin. For fiscal 2000, this Issue would have had the following affect on our reported results (unaudited, in thousands):

                                                                                                   Twelve Months Ended
                                                                                     ----------------------------------------------
                                                                                        2000                                2000
                                                                                     As Reported       Adjustment        As Adjusted
                                                                                     -----------       ----------        -----------
Net sales.........................................................................    $  831,343       $ (49,812)        $ 781,531
Gross profit......................................................................       479,169         (49,812)          429,357
Advertising and sales promotion...................................................       186,596         (49,812)          136,784
Operating earnings................................................................    $  147,937       $      --         $ 147,937

                             PLAYTEX PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
                                                                                        2000              1999              1998
                                                                                    ------------     -------------     ------------
Net sales.........................................................................    $  831,343        $  787,711       $  669,613
Cost of sales.....................................................................       352,174           331,242          277,555
                                                                                      ----------        ----------       ----------
    Gross profit..................................................................       479,169           456,469          392,058
                                                                                      ----------        ----------       ----------
Operating expenses:
    Advertising and sales promotion...............................................       186,596           168,878          145,379
    Selling, distribution and research............................................        92,420            83,915           73,266
    Administrative................................................................        29,866            27,383           24,643
    Amortization of intangibles...................................................        22,350            21,064           17,336
                                                                                      ----------        ----------       ----------
       Total operating expenses...................................................       331,232           301,240          260,624
                                                                                      ----------        ----------       ----------
          Operating earnings......................................................       147,937           155,229          131,434
Interest expense including related party interest expense
    of $12,150, net of related party interest income
    of $12,003 for all periods presented..........................................        84,884            78,961           71,518
                                                                                      ----------        ----------       ----------
          Earnings before income taxes............................................        63,053            76,268           59,916
Income taxes......................................................................        27,509            32,197           25,686
                                                                                      ----------        ----------       ----------
          Net earnings............................................................    $   35,544        $   44,071       $   34,230
                                                                                      ==========        ==========       ==========

Earnings per share:
    Basic.........................................................................    $      .58        $      .73       $      .58
    Diluted.......................................................................    $      .58        $      .72       $      .57

Weighted average common shares and equivalent common shares outstanding:
    Basic.........................................................................        60,824            60,481           59,486
    Diluted.......................................................................        62,585            62,553           60,411

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                                      December 30,      December 25,
                                            Assets                                                        2000              1999
                                                                                                     -------------     ------------
Current assets:
    Cash...........................................................................................  $      10,282     $      7,526
    Receivables, less allowance for doubtful accounts..............................................        130,970          130,256
    Inventories....................................................................................         85,326           85,496
    Deferred income taxes, net.....................................................................         13,321           14,937
    Other current assets...........................................................................          5,416            5,639
                                                                                                     -------------     ------------
          Total current assets.....................................................................        245,315          243,854
Net property, plant and equipment..................................................................        118,155          107,193
Intangible assets, net:
    Goodwill.......................................................................................        510,995          527,683
    Trademarks, patents and other..................................................................        164,268          169,531
Deferred financing costs...........................................................................         12,334           15,530
Due from related party.............................................................................         80,017           80,017
Other noncurrent assets............................................................................          8,300            4,844
                                                                                                     -------------     ------------
          Total assets.............................................................................  $   1,139,384     $  1,148,652
                                                                                                     =============     ============

                             Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable...............................................................................  $      51,535     $     45,107
    Accrued expenses...............................................................................         69,800           73,994
    Income taxes payable...........................................................................          4,622            8,934
    Current maturities of long-term debt...........................................................         45,125           23,813
                                                                                                     -------------     ------------
          Total current liabilities................................................................        171,082          151,848
Long-term debt.....................................................................................        886,438          964,063
Due to related party...............................................................................         78,386           78,386
Other noncurrent liabilities.......................................................................         12,814           12,267
Deferred income taxes, net.........................................................................         46,727           36,956
                                                                                                     -------------     ------------
          Total liabilities........................................................................      1,195,447        1,243,520
                                                                                                     -------------     ------------
Stockholders' equity:
    Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 60,970,899 shares at December 30, 2000
       and 60,562,327 shares at December 25,1999...................................................            609              605
    Additional paid-in capital.....................................................................        523,706          519,811
    Retained earnings (deficit)....................................................................       (577,220)        (612,764)
    Accumulated other comprehensive earnings.......................................................         (3,158)          (2,520)
                                                                                                     -------------     ------------
          Total stockholders' equity...............................................................        (56,063)         (94,868)
                                                                                                     -------------     ------------
          Total liabilities and stockholders' equity...............................................  $   1,139,384     $  1,148,652
                                                                                                     =============     ============

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS

                                 (In thousands)

                                                                                                         Accumulated
                                              Common                     Additional      Retained           Other
                                              Shares         Common        Paid-In       Earnings       Comprehensive
                                            Outstanding       Stock        Capital       (Deficit)         Earnings       Total
                                           ------------     ---------    -----------   --------------   -------------  -----------
Balance, December 27, 1997................     50,942         $ 509       $  424,706   $  (691,065)       $(2,213)      $ (268,063)
Net earnings..............................         --            --               --        34,230             --           34,230
   Other comprehensive earnings...........         --            --               --            --           (710)            (710)
                                                                                                                        ----------
      Comprehensive earnings..............                                                                                  33,520
Stock issued to employees exercising
   stock options..........................        203             2            2,149            --             --            2,151
Stock issued in conjunction with
   business acquisition...................      9,257            93           91,324            --             --           91,417
                                             --------         -----       ----------   -----------         ------       ----------
      Balance, December 26, 1998..........     60,402           604          518,179      (656,835)        (2,923)        (140,975)
Net earnings..............................         --            --               --        44,071             --           44,071
   Other comprehensive earnings...........         --            --               --            --            403              403
                                                                                                                        ----------
      Comprehensive earnings..............                                                                                  44,474
Stock issued to employees exercising
   stock options..........................        160             1            1,632            --             --            1,633
                                             --------         -----       ----------   -----------         ------       ----------
      Balance, December 25, 1999..........     60,562           605          519,811      (612,764)        (2,520)         (94,868)
Net earnings..............................         --            --               --        35,544             --           35,544
   Other comprehensive earnings...........         --            --               --            --           (638)            (638)
                                                                                                                        ----------
      Comprehensive earnings..............                                                                                  34,906
Stock issued to employees exercising
   stock options..........................        409             4            3,895            --             --            3,899
                                             --------         -----       ----------   -----------         ------       ----------
      Balance, December 30, 2000..........     60,971         $ 609       $  523,706   $  (577,220)       $(3,158)      $  (56,063)
                                             ========         =====       ==========   ===========        =======       ==========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (In thousands, except share and per share data)

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
                                                                                        2000              1999              1998
                                                                                    ------------     -------------     ------------
Cash flows from operations:
    Net earnings..................................................................     $  35,544        $   44,071       $   34,230
    Non-cash items included in earnings:
       Amortization of intangibles................................................        22,350            21,064           17,336
       Amortization of deferred financing costs...................................         3,750             3,398            2,995
       Depreciation...............................................................        11,547             9,847            9,690
       Deferred income taxes......................................................        11,383             9,070            6,244
       Other, net.................................................................        (3,214)             (113)              36
    Changes in working capital items, net of effects of business acquisitions and divestitures:
         Increase in receivables..................................................          (714)          (20,220)         (24,003)
         Decrease (increase) in inventories.......................................           170           (23,568)             254
         Decrease (increase) in other current assets..............................           223               207             (696)
         Increase in accounts payable.............................................         6,428             4,365            7,064
         (Decrease) increase in accrued expenses and other
            noncurrent liabilities................................................        (4,985)            5,539           (4,687)
         (Decrease) increase in income taxes payable..............................        (3,911)              602            4,323
         Increase in accrued interest.............................................           155             2,025              431
                                                                                       ---------        ----------       ----------
           Net cash flows from operations.........................................        78,726            56,287           53,217
Cash flows used for investing activities:
    Purchases of property, plant and equipment....................................       (22,724)          (20,802)         (16,405)
    Businesses and intangible assets acquired, net................................          (279)         (210,109)        (106,581)
                                                                                       ---------        ----------         --------
           Net cash flows used for investing activities...........................       (23,003)         (230,911)        (122,986)
Cash flows (used for) provided by financing activities:
    Net (repayments) borrowings under working capital credit facilities...........       (32,500)           32,500          (23,550)
    Long-term debt borrowings.....................................................            --           150,000          100,000
    Long-term debt repayments.....................................................       (23,813)           (6,374)          (2,500)
    Payment of financing costs....................................................          (553)           (2,480)          (2,692)
    Issuance of shares of common stock............................................         3,899             1,633            2,151
                                                                                       ---------        ----------       ----------
           Net cash flows (used for) provided by financing activities.............       (52,967)          175,279           73,409
Increase in cash..................................................................         2,756               655            3,640
Cash at beginning of period.......................................................         7,526             6,871            3,231
                                                                                       ---------        ----------       ----------
Cash at end of period.............................................................     $  10,282        $    7,526       $    6,871
                                                                                       =========        ==========       ==========

Supplemental disclosures of cash flow information Cash paid during the periods for:
      Interest....................................................................     $  80,979        $   73,538       $   68,092
      Income taxes, net of refunds................................................     $  20,039        $   22,316       $   14,753

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

                             PLAYTEX PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Principles of Consolidation--Our consolidated financial statements include the accounts of Playtex Products, Inc. and all of our subsidiaries ("Playtex Products, Inc."). All significant intercompany balances have been eliminated.

      Revenue Recognition--Revenues are recognized when we ship our products to customers. Sun Care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. Additionally, extended credit terms on Sun Care product sales, which are common in the industry, cause us to experience higher receivables from February to September.

      Also common to the industry, customers have the right to return unused Sun Care products after the summer season. We generally receive returns of our Sun Care products from September through March following the summer season. We reduce our Sun Care sales and increase accrued liabilities for these returns throughout the year based on our estimate of returns as a percent of Sun Care products sold. This is based upon historical trends and other information available to us for the sun care season including, the impact of weather and category growth. Our sales without return estimates would have been $880,618, $830,963, and $710,724 in fiscal 2000, 1999, and 1998, respectively.

      Advertising and Sales Promotion Costs--Costs incurred for producing and communicating advertising, coupon and cooperative advertising programs are expensed when incurred.

      Shipping and Handling Costs--Shipping and handling expenses are included in cost of goods sold in the Consolidated Statements of Earnings.

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

      Net Property, Plant and Equipment--Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful life of the asset. Our estimated useful life for significant fixed asset classes is as follows:

      o   land improvements range from            o    machinery and equipment range from
           15 to 40 years,                                4 to 15 years, and
      o   building and improvements range from    o    furniture and fixtures range from
           20 to 40 years,                                5 to 10 years.

      Intangible and Long-Lived Assets--Long-lived assets including fixed assets, goodwill, trademarks and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

      Deferred Financing Cost--Expenses incurred to issue long-term debt have been capitalized and are being amortized primarily on a straight line basis which approximates the effective yield method over the life of the related debt agreements and are included as a component of interest expense in the Consolidated Statements of Earnings. These costs, net of accumulated amortization, amounted to $12.3 million and $15.5 million at December 30, 2000 and December 25, 1999, respectively.

                             PLAYTEX PRODUCTS, INC.

1. Summary of Significant Accounting Policies (Continued)

      Income Taxes-- Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to use.

      Foreign Currency Translation--Assets and liabilities of our foreign subsidiaries have been translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average exchange rates for the year. Net foreign translation gains or losses are accumulated in a separate section of stockholders' equity titled "Accumulated Other Comprehensive Earnings."

      Interest Rate Protection Agreements--We selectively enter into interest rate protection agreements to reduce our financial risk associated with changing interest rates. Two types of interest rate protection agreements we have used in the past include:

      o Swaps, which are derivative financial instruments that involve trading of variable rate for fixed rate interest payments, and

      o Caps, which are derivative financial contracts that limit interest expense in the event interest rates rise above a predetermined rate.

      We do not utilize derivative financial instruments for trading or other speculative purposes. We are currently a party to two swap agreements which expire within one year, one of which may be extended at the counterparties option. The counterparties to the swap agreements are major financial institutions. The risk of loss to us in the event of non-performance by one or more of these counterparties is not significant. The swaps change the variable-rate cash flow exposure on our variable debt obligations to fixed-rate cash flows. Under the swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate long-term debt.

      The interest rate protection agreements we enter into are classified as a hedge for accounting purposes when they are designated as, and are effective as, a hedge of future anticipated interest payments. We consider an interest rate protection agreement to be effective when it reduces the market rate risk on our anticipated interest payments. If an agreement does not meet the criteria to qualify as a hedge, it is considered to be speculative. For interest rate protection agreements, which we do consider to qualify as a hedge, any gain or loss on the instrument is included in interest expense in the Consolidated Statement of Earnings when the anticipated interest payment is made. For interest rate protection agreements, which we consider to be speculative, gains and losses are recognized in the current period and are included in other expense in the Consolidated Statement of Earnings. If an interest rate protection agreement previously considered as a hedge is terminated before the transaction date of the anticipated payment, or if the anticipated payment which is being hedged no longer is probable, gains and losses are recognized at that point and are included in other expense in the Consolidated Statement of Earnings. We do not utilize derivative financial instruments for trading or speculative purposes.

      Total (gains) and losses related to the interest rate protection agreements of ($0.5 million), $0.3 million, and $0.0 million are included in interest expense in the Consolidated Statements of Earnings for fiscal 2000, 1999, and 1998.

      Fiscal Year--Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2000 was a fifty-three week year. References to fiscal years 1999 and 1998, are for a fifty-two week period.

                             PLAYTEX PRODUCTS, INC.

1. Summary of Significant Accounting Policies (Continued)

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

      Reclassifications--For comparative purposes we reclassified our prior year business segment disclosure to conform to the current year presentation.

2. Acquisitions and Divestiture

1999 Acquisitions

      On January 29, 1999, we acquired the Diaper Genie business, the leading diaper disposal system in the U.S., for $72.0 million in cash and the issuance of $50.0 million of Convertible Notes. We borrowed the cash portion of the purchase price from our revolving credit facility (see Note 7). The Convertible Notes have an interest rate of 6% and are convertible, at the holders' option, into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are callable by us after January 29, 2002.

      On June 30, 1999, we acquired the Baby Magic brand of infant-related toiletries for $90.0 million in cash. We borrowed $100.0 million in cash from our Term A Loan at variable rates of interest to pay for the acquisition and related fees.

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

      In connection with the 1999 and 1998 acquisitions, we reserved amounts on our balance sheet for certain direct costs likely to be incurred as a result of the acquisitions. These costs include at December 30, 2000 (in thousands):

                                                                                       Reserved         Amount         Balance
                                                                                         Amount          Spent        Remaining
                                                                                         ------          -----        ---------
Exit costs........................................................................    $   3,653        $  2,888       $     765
Involuntary terminations..........................................................        3,116           2,807             309
Relocation costs..................................................................          135             135              --
                                                                                      ---------        --------       ---------
     Total........................................................................    $   6,904        $  5,830       $   1,074
                                                                                      =========        ========       =========

                             PLAYTEX PRODUCTS, INC.

2. Acquisitions and Divestiture (Continued)

The remaining balance is primarily for building lease commitments and severance costs. The amount reserved for involuntary terminations include 32 sales and marketing personnel, 15 accounting and finance personnel, 8 manufacturing and distribution personnel, 7 information technology personnel, 3 executives, and 1 research and development person.

      The following unaudited pro forma results of operations assume the 1999 acquisitions had occurred on December 28, 1997. We did not adjust for any consolidation savings or other changes in revenues or expenses that occurred as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results or future operating results if we had acquired these businesses on December 28, 1997.

                                                                                                          Twelve Months Ended
                                                                                                     -----------------------------
                                                                                                     December 25,     December 26,
(Unaudited, in thousands, except per share data)                                                         1999             1998
                                                                                                     ------------     -----------
Net sales........................................................................................     $   817,310     $   760,418
Net earnings.....................................................................................     $    45,985     $    36,026

Earnings per share:
     Basic.......................................................................................     $      .76      $       .61
     Diluted.....................................................................................     $      .75      $       .60

Weighted average common shares and equivalent common shares outstanding:
     Basic.......................................................................................          60,481          59,486
     Diluted.....................................................................................          62,553          60,411

Our results for fiscal 2000 include the operating results of the Diaper Genie and Baby Magic acquisitions.

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

3. Comprehensive Earnings

      Foreign currency translation adjustment is the only reconciling item between net earnings and comprehensive earnings. For all of the periods presented, there were no material differences between net earnings and comprehensive earnings. Our comprehensive earnings for the last three fiscal years were (in thousands):

                                                                                                Twelve Months Ended
                                                                                   --------------------------------------------
                                                                                   December 30,     December 25,    December 26,
                                                                                       2000             1999            1998
                                                                                   -----------      ------------   ------------
Net earnings....................................................................    $   35,544        $   44,071     $   34,230
Foreign currency translation adjustment.........................................          (638)              403           (710)
                                                                                    ----------        ----------     ----------
     Comprehensive earnings.....................................................    $   34,906        $   44,474     $   33,520
                                                                                    ==========        ==========     ==========

                             PLAYTEX PRODUCTS, INC.

4. Business Segments and Geographic Area Information

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

      Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

         Prior to 1998 Acquisitions             1998 Acquired Brands                              1999 Acquired Brands
         --------------------------             --------------------                              --------------------
         Playtex:
         o     disposable nurser system         o    Binky pacifiers                              o    Diaper Genie diaper disposal
         o     cups and mealtime products       o    Mr. Bubble children's bubble bath                   system
         o     reusable hard bottles and        o    Chubs/Baby Magic baby wipes                  o    Baby Magic infant toiletries
                 pacifiers                      o    Diaparene infant care products, and
                                                o    Wet Ones hand and face towelettes

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits.

      Our Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

         Sun Care                                                    Household Products
         --------                                                    ------------------
         o    Banana Boat                                            o    Playtex Gloves
                                                                     o    Woolite rug and upholstery cleaning products

         Our Personal Grooming business includes:

         Prior to 1998 Acquisitions                                  1998 Acquired Brands
         --------------------------                                  --------------------
         o    Jhirmack hair care products                            o    Better Off depilatories
         o    Tek toothbrushes                                       o    Binaca breath freshener products
                                                                     o    Dentax oral care products
                                                                     o    Dorothy Gray skin care products
                                                                     o    Ogilvie home permanent products, and
                                                                     o    Tussy deodorants

      In May 1999, we sold our U.S. Jhirmack business.

      Our International/Corporate Sales Division includes:

         o    Sales to specialty classes of trade in                 o    export sales
                the United States including: warehouse               o    sales in Puerto Rico
                clubs, military, convenience stores,                 o    results from our Canadian and Australian subsidiaries
                specialty stores, and telemarketing                  o    sales of private label tampons

                             PLAYTEX PRODUCTS, INC.

4. Business Segments and Geographic Area Information (Continued)

The International/Corporate Sales Division sells the same products as available to our U.S. customers. In May 1999, we sold our International Jhirmack business, excluding the Canadian business.

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

                                                                        Twelve Months Ended
                                    -----------------------------------------------------------------------------------------------
                                          December 30, 2000                December 25, 1999 (1)            December 26, 1998 (1)
                                    ---------------------------       ---------------------------       ---------------------------
                                        Net          Product              Net          Product              Net          Product
                                       Sales       Contribution          Sales       Contribution          Sales       Contribution
                                    -----------     -----------       -----------     -----------       -----------     -----------
Personal Products...............    $   486,524     $   183,790       $   456,920     $   181,647       $   365,958     $   150,302
Consumer Products...............        205,599          57,111           195,494          60,698           184,310          56,889
International/Corporate Sales...        139,220          55,146           135,297          53,418           119,345          46,478
Unallocated charges (2).........             --          (3,474)               --          (8,172)               --          (6,990)
                                    -----------     -----------       -----------     -----------       -----------     -----------
    Total consolidated..........    $   831,343         292,573       $   787,711         287,591       $   669,613         246,679
                                    ===========                       ===========                       ===========
Reconciliation to
    operating earnings:
Selling, distribution
    and research................                         92,420                            83,915                            73,266
Administrative..................                         29,866                            27,383                            24,643
Amortization of intangibles.....                         22,350                            21,064                            17,336
                                                    -----------                       -----------                       -----------
    Operating earnings..........                    $   147,937                       $   155,229                       $   131,434
                                                    ===========                       ===========                       ===========

-----------

(1) In fiscal 2000, our divisional structures were reorganized. The International/Corporate Sales Division now includes the U.S specialty classes of trade including: warehouse clubs, convenience stores, telemarketing, e-commerce, military and other specialty classes of trade. The net sales and product contribution from the specialty classes of trade were previously reported in the Personal and Consumer Products divisions. We reclassified our prior year business segment disclosures to conform to the current year presentation. The net sales of the specialty classes of trade represented approximately 8% of consolidated net sales for fiscal 2000, 1999 and 1998.

(2) Certain unallocated corporate charges such as business license taxes, pension expense and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance. We recorded pension income of $4.3 million in fiscal 2000 and $0.7 in 1999 and pension expense of less than $0.1 million in 1998 (see
      Note 13).

                             PLAYTEX PRODUCTS, INC.

4. Business Segments and Geographic Area Information (Continued)

      The amount of depreciation allocated to the divisions is as follows (dollars in thousands):

                                                                                                  Twelve Months Ended
                                                                                     --------------------------------------------
                                                                                     December 30,    December 25,     December 26,
                                                                                         2000            1999             1998
                                                                                     -----------     ------------    ------------
Personal Products.................................................................    $    6,332       $    5,459      $    5,416
Consumer Products.................................................................         1,369            1,193           1,466
International/Corporate Sales.....................................................           834              732           1,176
                                                                                      ----------       ----------      ----------
    Depreciation included in product contribution.................................         8,535            7,384           8,058
Depreciation not allocated to divisions...........................................         3,012            2,463           1,632
                                                                                      ----------       ----------      ----------
    Consolidated depreciation.....................................................    $   11,547       $    9,847      $    9,690
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

                                                                        Twelve Months Ended
                                    -----------------------------------------------------------------------------------------------
                                          December 30, 2000                December 25, 1999                 December 26, 1998
                                    ---------------------------       ---------------------------       ---------------------------
                                        Net          Product              Net          Product              Net          Product
                                       Sales       Contribution          Sales       Contribution          Sales       Contribution
                                    -----------    ------------       -----------    ------------       -----------    ------------
United States....................   $   765,779     $   271,238       $   721,061     $   265,988       $   609,866     $ 227,359
International....................        65,564          21,335            66,650          21,603            59,747        19,320
                                    -----------     -----------       -----------     -----------       -----------     ---------
    Total........................   $   831,343     $   292,573       $   787,711     $   287,591       $   669,613     $ 246,679
                                    ===========     ===========       ===========     ===========       ===========     =========

      Identifiable assets by geographic area represent those assets that are used in our operations in each area.

                                                 December 30,      December 25,
Identifiable Assets                                  2000              1999
-------------------                             -------------     ------------

United States.................................  $   1,121,592     $  1,130,970
International.................................         17,792           17,682
                                                -------------     ------------
    Total.....................................  $   1,139,384     $  1,148,652
                                                =============     ============

                             PLAYTEX PRODUCTS, INC.

5. Balance Sheet Components

      The components of certain balance sheet accounts are as follows (in thousands):

                                                  December 30,      December 25,
                                                      2000              1999
                                                 -------------     ------------

Receivables....................................  $     133,207     $    132,548
Less allowance for doubtful accounts...........         (2,237)          (2,292)
                                                 -------------     ------------
      Net......................................  $     130,970     $    130,256
                                                 =============     ============

Inventories:
    Raw materials..............................  $      25,140     $     27,974
    Work in process............................          1,747              532
    Finished goods.............................         58,439           56,990
                                                 -------------     ------------
      Total....................................  $      85,326     $     85,496
                                                 =============     ============

Net property, plant and equipment:
    Land.......................................  $       2,376     $      2,376
    Buildings..................................         38,601           37,165
    Machinery and equipment....................        173,226          154,848
                                                 -------------     ------------
                                                       214,203          194,389
    Less accumulated depreciation..............        (96,048)         (87,196)
                                                 -------------     ------------
      Net......................................  $     118,155     $    107,193
                                                 =============     ============

Goodwill.......................................  $     667,031     $    666,912
Less accumulated amortization..................       (156,036)        (139,229)
                                                 -------------     ------------
      Net......................................  $     510,995     $    527,683
                                                 =============     ============

Trademarks, patents, and other.................  $     182,214     $    183,934
Less accumulated amortization..................        (17,946)         (14,403)
                                                 -------------     ------------
      Net......................................  $     164,268     $    169,531
                                                 =============     ============

Deferred financing costs.......................  $      26,076     $     25,522
Less accumulated amortization..................        (13,742)          (9,992)
                                                 -------------     ------------
      Net......................................  $      12,334     $     15,530
                                                 =============     ============

Accrued expenses:
    Advertising and sales promotion............  $      23,519     $     29,011
    Employee compensation and benefits.........         13,912           13,894
    Interest...................................         11,233           11,078
    Insurance..................................          3,200            3,189
    Other......................................         17,936           16,822
                                                 -------------     ------------
      Total....................................  $      69,800     $     73,994
                                                 =============     ============

                             PLAYTEX PRODUCTS, INC.

6. Due from Related Party

      Our business is unrelated to the business of Playtex Apparel, Inc. ("Apparel"), which was spun-off from us in 1988 in a reorganization of the Company. Two of our former directors and senior executive officers are general partners of the investor group (the "Apparel Partnership") which controlled Apparel until they were later sold. Playtex Investment Corp., one of our wholly-owned subsidiaries, is the holder of 15% debentures issued by the Apparel Partnership due December 15, 2003. Interest on the debentures is payable annually in cash or additional debentures. The Apparel Partnership decided to make their debenture payments in additional debentures through their December 15, 1993 payment and have paid in cash since then. The obligations of the Apparel Partnership are nonrecourse to the partners of the Apparel Partnership. The unaudited assets of the Apparel Partnership are Sara Lee Corporation common stock with a market value at December 30, 2000 and December 25, 1999 of approximately $6.5 million and $5.9 million, cash of approximately $0.8 million and $0.5 million and our 15 1/2% subordinated notes held by them (see Note 8). We believe our debentures represent their only material liability.

7. Long-Term Debt

      Long-term debt, excluding amounts due to related party, consists of the following (in thousands):

                                                                                                      December 30,    December 25,
                                                                                                          2000              1999
                                                                                                      ------------     ------------
1997 Credit Agreement:
    Term A Loan.................................................................................       $   129,813      $   151,126
    Revolving Credit Facility...................................................................                --           32,500
    Term Loan...................................................................................           241,750          244,250

6% Convertible Subordinated Notes due 2004......................................................            50,000           50,000
8 7/8% Senior Notes due 2004....................................................................           150,000          150,000
9% Senior Subordinated Notes due 2003...........................................................           360,000          360,000
                                                                                                       -----------      -----------
                                                                                                           931,563          987,876
    Less current maturities.....................................................................           (45,125)         (23,813)
                                                                                                       -----------      -----------
       Total long-term debt.....................................................................       $   886,438      $   964,063
                                                                                                       ===========      ===========

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

                             PLAYTEX PRODUCTS, INC.

7. Long-Term Debt (Continued)

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

      Principal repayments on the Term A Loan are $42.6 million in fiscal 2001, $56.2 million in fiscal 2002, and $31.0 million in fiscal 2003.

      The Revolving Credit Facility matures on June 15, 2003. On December 15, 2000, our Revolving Credit Facility commitments were automatically and permanently reduced by $5.0 million. Additional reductions in our Revolving Credit Facility commitments are as follows:

      o     $5.0 million on June 15, 2001,
      o     $7.0 million on December 15, 2001 and June 15, 2002, and
      o     $8.0 million on December 15, 2002 and June 15, 2003.

At December 30, 2000, we had $107.8 million of unused borrowings available to us under the Revolving Credit Facility. We also pay a quarterly commitment fee of three-eighths of one percent on the portion of our Revolving Credit Facility that we are not using and an administrative fee of $0.1 million per year.

      Fees and expenses we have incurred to issue and amend long-term debt have been capitalized and are being amortized over the life of the related debt agreements. These deferred financing costs, net of accumulated amortization, at December 30, 2000 include $5.5 million for the 1997 Credit Agreement, $4.3 million for the 9% Notes, and $2.6 million for the 8 7/8% Senior Notes.

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. We do not enter into financial instruments for trading or speculative purposes. Derivative instruments we were a party to include:

      o In July 1998, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $100.0 million of our variable rate debt at 5.455%. Effective July 23, 2000, this swap agreement was terminated by the counter party as allowed under the terms of the instrument.
      o In November 2000, we entered into an interest rate swap agreement, which effectively fixed the LIBOR rate on $150.0 million of our variable rate debt at 6.3475% until the termination date of August 30, 2001. The counter party may at its discretion extend the swap agreement an additional nine months.

                             PLAYTEX PRODUCTS, INC.

7. Long-Term Debt (Continued)

      o In November 2000, we entered into another interest rate swap agreement, which effectively fixed the LIBOR rate on $150.0 million of our variable rate debt at 6.3825% until December 4, 2001, when the agreement is scheduled to terminate.

      At December 30, 2000, our total indebtedness consisted of $560.0 million in fixed rate debt and $371.6 million in variable rate debt. The two swap agreements, entered into in November 2000, fixed $300.0 million of our variable rate debt for the duration of the swaps. Based on our interest rate exposure at December 30, 2000, a 1% increase in interest rates would result in an estimated $0.7 million of additional interest expense on an annualized basis. The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

      o Our weighted average variable interest rate for fiscal 2000, 1999, and 1998 was: 7.76%, 6.75% and 7.09%.
      o At December 30, 2000, our variable interest rate was 8.16% compared to 7.18% at December 25, 1999.

      The provisions of the 1997 Credit Agreement require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

      o     indebtedness and liens,                       o    disposition of assets,
      o     major acquisitions or mergers,                o    certain dividends and other distributions, and
      o     capital expenditures,                         o    prepayment and modification of all indebtedness or
                                                                 equity capitalization.

In December 2000, we amended certain of our financial covenants and ratios. As a result of the amendment to the 1997 Credit Agreement we had to pay an amendment fee and the interest rate spreads over LIBOR that we pay on the Revolving Credit Facility and Term A Loan were increased.

      The 9% Notes and the 8 7/8% Senior Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly-owned subsidiaries are guarantors of the 9% Notes and the 8 7/8% Senior Notes (see
Note 17).

      Our required principal repayments are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $45.1 million in fiscal 2001,                 o    $627.8 million in fiscal 2003, and
      o     $58.7 million in fiscal 2002,                 o    $200.0 million in fiscal 2004.

We have no debt obligations due after June 15, 2004.

8. Due to Related Party

      Due to related party consists of 15 1/2% subordinated notes issued by us and held by the Apparel Partnership. The subordinated notes are due on December 15, 2003 and interest on them is payable annually in cash or additional 15 1/2% subordinated notes. We decided to make our interest payments on the subordinated notes in additional subordinated notes through our December 15, 1993 payment and have paid in cash since then (see Note 6).

                             PLAYTEX PRODUCTS, INC.

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

      Earnings before income taxes and extraordinary loss are as follows (in thousands):

                                              Twelve Months Ended
                               -----------------------------------------------
                                December 30,      December 25,      December 26,
                                    2000              1999              1998
                                -----------       -----------      -----------

 U.S.........................    $   59,519        $   74,135       $   58,682
 Foreign.....................         3,534             2,133            1,234
                                 ----------        ----------       ----------
       Total.................    $   63,053        $   76,268       $   59,916
                                 ==========        ==========       ==========

      Our provision for income taxes for the twelve months ended December 30, 2000, December 25, 1999, and December 26, 1998 is as follows (in thousands):

                                              Twelve Months Ended
                               -----------------------------------------------
                               December 30,      December 25,      December 26,
                                   2000              1999              1998
                               ------------     -------------     ------------
Current:
     Federal.................    $   13,580        $   20,647       $   17,568
     State and local.........           982             1,415            1,242
     Foreign.................         1,564             1,065              632
                                 ----------        ----------       ----------
                                     16,126            23,127           19,442
Deferred:
     Federal.................        10,292             8,595            6,177
     State and local.........         1,091               544               34
     Foreign.................            --               (69)              33
                                 ----------        ----------       ----------
                                     11,383             9,070            6,244
                                 ----------        ----------       ----------
       Total.................    $   27,509        $   32,197       $   25,686
                                 ==========        ==========       ==========

                             PLAYTEX PRODUCTS, INC.

9. Income Taxes (Continued)

      Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 30, 2000 and December 25, 1999 are as follows (in thousands):

                                                                                                      December 30,      December 25,
                                                                                                           2000              1999
                                                                                                     -------------     -------------
Deferred tax assets:
     Allowances and reserves not currently deductible...............................................    $   13,539        $   14,925
     Postretirement benefits reserve................................................................         4,315             3,878
     Net operating loss carryforwards...............................................................         3,429             4,377
     Other..........................................................................................         1,406             1,131
                                                                                                        ----------        ----------
       Total........................................................................................    $   22,689        $   24,311
                                                                                                        ==========        ==========

Deferred tax liabilities:
     Property, plant and equipment.................................................................     $   20,516        $   15,523
     Trademarks....................................................................................         18,421            13,654
     Deferred gain on sale of business.............................................................         14,298            14,298
     Undistributed earnings of foreign subsidiary..................................................          2,515             2,515
     Other.........................................................................................            345               340
                                                                                                        ----------        ----------
       Total.......................................................................................     $   56,095        $   46,330
                                                                                                        ==========        ==========

      Undistributed earnings of our Canadian and Australian subsidiaries for which U.S. income taxes have not been provided were approximately $7.3 million at December 30, 2000. Such undistributed earnings are expected to be permanently reinvested in the Canadian and Australian subsidiaries.

      We have available net operating loss carryforwards ("NOLs") of $9.5 million at December 30, 2000 that expire in years 2009 through 2012. These NOLs relate primarily to operations of Banana Boat Holdings and Carewell prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration. The current benefit realized from these NOLs was $1.0 million, $3.0 million, and $3.0 million for fiscal 2000, 1999, and 1998, respectively.

      Our tax provision differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

                                                                                                 Twelve Months Ended
                                                                                  ------------------------------------------------
                                                                                  December 30,      December 25,       December 26,
                                                                                      2000              1999               1998
                                                                                  ------------     -------------      ------------
 Expected federal income tax at statutory rates.................................    $   22,069        $   26,694        $   20,971
 Amortization of intangible assets..............................................         4,496             4,487             4,414
 State and local income taxes...................................................         1,347             1,273               829
 Other, net.....................................................................          (403)             (257)             (528)
                                                                                    ----------        ----------        ----------
     Total tax provision........................................................    $   27,509        $   32,197        $   25,686
                                                                                    ==========        ==========        ==========

                             PLAYTEX PRODUCTS, INC.

10. Stock-Based Compensation

      During 1994, we established a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must:

      o have an exercise price equal to or greater than the price of the stock on the date of grant and
      o     have an expiration date no more than ten years from the grant date.

Except for formula grants to certain non-employee directors, options vest over a period determined by the Compensation and Stock Option Committee. We have 7,047,785 shares reserved for issuance under the plan at December 30, 2000.

      We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, we follow Accounting Principles Board Opinion No. 25 for determining compensation expense related to the issuance of stock options. If we determined compensation expense under the alternate fair value approach permitted by SFAS No. 123, our earnings and earnings per share would have been reduced to the pro forma amounts listed below (in thousands, except per share data):

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
                                                                                        2000              1999              1998
                                                                                    ------------       -----------      -----------
 Net earnings:
     As reported...................................................................   $   35,544        $   44,071       $   34,230
     Pro forma.....................................................................   $   32,024        $   39,414       $   31,168
 Earnings per share:
     As reported
        Basic......................................................................   $      .58        $      .73       $      .58
        Diluted....................................................................   $      .58        $      .72       $      .57
     Pro forma
        Basic......................................................................   $      .53        $      .65       $      .52
        Diluted....................................................................   $      .53        $      .65       $      .52
 Weighted average common shares and
     common equivalent shares outstanding:
     Basic.........................................................................       60,824            60,481           59,486
     Diluted.......................................................................       62,585            62,553           60,411

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      o weighted average risk-free interest rates of 6.51%, 5.68%, and 5.28% for fiscal 2000, 1999, and 1998;
      o     no dividend yield;
      o     expected option life of 7 years before exercise or cancellation; and
      o     volatility of 35%.

                             PLAYTEX PRODUCTS, INC.

10. Stock-Based Compensation (Continued)

      The following table summarizes our stock option activity over the past three fiscal years:

                                                      2000                            1999                            1998
                                             ------------------------        ----------------------         ----------------------
                                                            Weighted                       Weighted                       Weighted
                                                             Average                        Average                        Average
                                                            Exercise                       Exercise                       Exercise
                                                 Shares       Price             Shares       Price           Shares         Price
                                               ---------    ---------        ----------   ---------         ----------   ---------
 Outstanding at beginning of year..........    4,581,326    $  11.86          4,093,260     $ 11.11          2,816,598    $   9.27
 Granted...................................    1,732,500       10.85            788,000       15.50          1,568,000       14.09
 Exercised.................................     (436,572)       8.79           (160,505)       8.83           (202,673)       8.78
 Forfeited.................................     (686,125)      13.35           (139,429)      13.70            (88,665)      10.96
                                               ---------                      ---------                      ---------
 Outstanding at end of year................    5,191,129       11.59          4,581,326       11.86          4,093,260       11.11
                                               =========                      =========                      =========

 Options exercisable at year-end...........    2,832,780       11.12          2,669,878       10.18          1,912,834        9.21
  Weighted-average fair value
    of options granted during the year.....                 $   5.43                        $  7.48                       $   6.67

      The following table summarizes information about our stock options outstanding at December 30, 2000:

                                                         Options Outstanding                              Options Exercisable
                                             -------------------------------------------            -----------------------------
                                                 Number          Weighted                              Number
                                               Outstanding        Average       Weighted             Exercisable         Weighted
                                                   at            Remaining       Average                 at               Average
                                              December 30,      Contractual     Exercise            December 30,         Exercise
 Range of Exercise Prices                         2000             Life          Prices                  2000             Prices
 ------------------------                    -------------     -----------    ----------            ------------       ----------
 $7.00 to 8.00.............................        412,133           4.64         7.8750                 412,133           7.8750
 $8.00 to 9.00.............................         62,500           5.41         8.0850                  62,500           8.0850
 $9.00 to 10.00............................      1,335,498           5.50         9.6799               1,234,398           9.7236
 $10.00 to 11.00...........................      1,551,665           9.05        10.7133                 148,000          10.0473
 $11.00 to 13.00...........................         72,500           9.37        12.2888                   2,500          11.6250
 $13.00 to 14.00...........................        162,500           5.43        13.2077                 104,502          13.0000
 $14.00 to 15.00...........................        548,333           7.40        14.3039                 364,042          14.3036
 $15.00 to 16.00...........................      1,046,000           8.19        15.2763                 504,705          15.1909
                                                 ---------                                             ---------
 $7.00 to 16.00............................      5,191,129           7.28        11.5893               2,832,780          11.1206
                                                 =========                                             =========

                             PLAYTEX PRODUCTS, INC.

11. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the last three fiscal years (in thousands, except per share data):

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
                                                                                        2000              1999              1998
                                                                                    ------------     -------------     ------------
Numerator:
        Net earnings--Basic.........................................................   $  35,544         $  44,071       $   34,230
        Adjustment for interest on Convertible Notes, net of tax...................          946               788               --
                                                                                       ---------         ---------       ----------
        Net earnings--Diluted.......................................................   $  36,490         $  44,859       $   34,230
                                                                                       =========         =========       ==========

Denominator:
        Weighted average common shares outstanding--Basic...........................      60,824            60,481           59,486
        Adjustment for dilutive effect of employee stock options...................          456             1,003              925
        Adjustment for dilutive effect of Convertible Notes, net of tax............        1,305             1,069               --
                                                                                       ---------         ---------       ----------
        Weighted average common shares outstanding--Diluted.........................      62,585            62,553           60,411
                                                                                       =========         =========       ==========

Earnings Per Share:
        Basic......................................................................    $    0.58         $    0.73       $     0.58
        Diluted....................................................................    $    0.58         $    0.72       $     0.57

      Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (has the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12. Leases

      Our leases are primarily for buildings, manufacturing equipment, company cars and information technology equipment. Future minimum payments under non-cancelable operating leases for fiscal years ending after December 30, 2000 are as follows: $10.7 million in 2001, $8.6 million in 2002, $7.0 million in 2003, $6.2 million in 2004, $3.0 million in 2005 and $6.7 million in later years.

      Rent expense for operating leases amounted to $10.8 million, $9.5 million, and $8.0 million for fiscal 2000, 1999 and 1998.

13. Pension and Other Postretirement Benefits

      Defined Benefit Pension Plans--Substantially all of our U.S. hourly and most of our Canadian employees participate in pension plans. At December 30, 2000, approximately 1,295 participants were covered by these plans and approximately 290 of them were receiving benefits.

                             PLAYTEX PRODUCTS, INC.

13. Pension and Other Postretirement Benefits (Continued)

      Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, is amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include:

      o expected long-term rate of return on plan assets of 9.75% at December 30, 2000 and December 25, 1999,
      o discount rate of 7.50% at December 30, 2000 and 7.75% at December 25, 1999 used in calculating the projected benefit obligation, and
      o the rate of average future increases in compensation levels was 3.25% at December 30, 2000 and December 25, 1999.

      The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents.

      Net pension (benefit) expense for fiscal 2000, 1999 and 1998 is included in cost of goods sold in the Consolidated Statements of Earnings and includes the following components (in thousands):

                                                                                                    Twelve Months Ended
                                                                                     ----------------------------------------------
                                                                                      December 30,    December 25,      December 26,
Net Pension Expense                                                                       2000            1999              1998
-------------------                                                                  ------------    -------------     ------------
Service cost--benefits earned during the period.....................................    $   1,068        $   1,094        $     928
Interest cost on projected benefit obligation......................................         2,535            2,334            2,166
Expected return on plan assets.....................................................        (6,020)          (3,958)          (3,052)
Amortization of prior service cost.................................................            95               84               88
Amortization of unrecognized net gain..............................................        (1,958)            (234)             (79)
Amortization of transition gain....................................................           (40)             (41)             (39)
                                                                                        ---------        ---------        ---------
    Net pension (benefit) expense..................................................     $  (4,320)       $    (721)       $      12
                                                                                        =========        =========        =========

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2000 and 1999 are as follows (in thousands):

                                                                                                      December 30,      December 25,
Change in Benefit Obligation                                                                              2000              1999
----------------------------                                                                         -------------     ------------
Benefit obligation at beginning of year.............................................................    $   32,645       $   33,155
Service cost........................................................................................         1,068            1,094
Interest cost.......................................................................................         2,535            2,334
Actuarial loss (gain)...............................................................................         1,883           (2,741)
Expected benefits paid..............................................................................        (1,471)          (1,348)
Foreign currency exchange rate changes..............................................................           (59)             151
                                                                                                        ----------       ----------
    Benefit obligation at end of year...............................................................    $   36,601       $   32,645
                                                                                                        ==========       ==========

                             PLAYTEX PRODUCTS, INC.

13. Pension and Other Postretirement Benefits (Continued)

                                                                                                      December 30,      December 25,
Change in Plan Assets                                                                                     2000              1999
---------------------                                                                                -------------     ------------
Fair value of plan assets at beginning of year......................................................    $   62,785       $   41,317
Actual return on plan assets........................................................................        (6,111)          22,577
Employee contributions..............................................................................            --                4
Employer contributions..............................................................................            --                8
Expected benefits paid..............................................................................        (1,471)          (1,348)
Foreign currency exchange rate changes..............................................................           (86)             227
                                                                                                        ----------       ----------
    Fair value of plan assets at end of year........................................................    $   55,117       $   62,785
                                                                                                        ==========       ==========

Reconciliation of the Funded Status
-----------------------------------

Funded status.......................................................................................    $   18,516       $   30,140
Unrecognized transition asset.......................................................................          (200)            (245)
Unrecognized prior service cost.....................................................................           527              355
Unrecognized actuarial gain.........................................................................       (11,638)         (27,346)
                                                                                                        ----------       ----------
    Prepaid benefit cost............................................................................    $    7,205       $    2,904
                                                                                                        ==========       ==========

      Postretirement Benefits Other than Pensions--We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Approximately 89% of all U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

      The components of the postretirement net periodic expense, which is included in cost of goods sold in the Consolidated Statements of Earnings for fiscal 2000, 1999, and 1998, are as follows (in thousands):

                                                                                                   Twelve Months Ended
                                                                                    -----------------------------------------------
                                                                                    December 30,      December 25,      December 26,
Net Periodic Postretirement Expense                                                     2000              1999              1998
-----------------------------------                                                 ------------     -------------     ------------
Service cost--benefits earned during the period....................................    $     504         $     424        $     347
Interest cost on accumulated benefit obligation....................................        1,013               858              813
Amortization of prior service cost.................................................          217               217              217
Recognized actuarial loss..........................................................           73                69               54
                                                                                       ---------         ---------        ---------
    Net periodic postretirement expense............................................    $   1,807         $   1,568        $   1,431
                                                                                       =========         =========        =========

                             PLAYTEX PRODUCTS, INC.

13. Pension and Other Postretirement Benefits (Continued)

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plan for fiscal 2000 and 1999 are as follows (in thousands):

                                                                                                      December 30,      December 25,
Change in Benefit Obligation                                                                              2000              1999
----------------------------                                                                         -------------     ------------
Benefit obligation at beginning of year............................................................      $  11,992       $   12,599
Service cost.......................................................................................            504              424
Interest cost......................................................................................          1,013              858
Employee contributions.............................................................................            168              184
Plan amendments....................................................................................             --               21
Actuarial loss (gain)..............................................................................          1,880           (1,197)
Benefits paid......................................................................................           (802)            (897)
                                                                                                         ---------       ----------
    Benefit obligation at end of year..............................................................      $  14,755       $   11,992
                                                                                                         =========       ==========

Change in Plan Assets
---------------------

Fair value of plan assets at beginning of year......................................................     $      --       $       --
Employer contributions..............................................................................           634              713
Employee contributions..............................................................................           168              184
Expected benefits paid..............................................................................          (802)            (897)
                                                                                                         ---------       ----------
    Fair value of plan assets at end of year........................................................     $      --       $       --
                                                                                                         =========       ==========

Reconciliation of the Funded Status
-----------------------------------

Funded status.......................................................................................     $ (14,755)      $  (11,992)
Unrecognized prior service cost.....................................................................         1,034            1,252
Unrecognized actuarial loss.........................................................................         2,847            1,038
                                                                                                         ---------       ----------
    Net amount accrued at year-end..................................................................     $ (10,874)      $   (9,702)
                                                                                                         =========       ==========

      The assumed health care cost trend rate and discount rate was 7.5% and 7.75% in 2000 compared to 8.0% and 7.0% in 1999. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.25% is reached in 2006. A one percentage point increase in the assumed health care costs trend rate increases the sum of the service and interest costs components of the fiscal 2000 net periodic postretirement benefit expense by 18%, and the accumulated postretirement benefit obligation as of December 30, 2000 by 15%. A one percentage point decrease in the assumed health care costs trend rate decreases the sum of the service and interest costs components of the fiscal 2000 net periodic postretirement benefit expense by 14% and the accumulated postretirement benefit obligation by 12%.

      Defined Contribution Benefit Plans--We also provide three defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to earnings for the defined contribution plans totaled $5.9 million, $4.9 million and $4.8 million for our last three fiscal years ended 2000, 1999, and 1998.

14. Business and Credit Concentrations

      Most of our customers are dispersed throughout the United States and Canada. No single customer accounted for more than 10% of our consolidated net sales in fiscal 2000, 1999, or 1998 with the exception of our largest customer (approximately 23% in 2000, 21% in 1999, and 23% in 1998). Sales to this customer were made primarily from our two

                             PLAYTEX PRODUCTS, INC.

14. Business and Credit Concentrations (Continued)

largest business segments. At December 30, 2000 and December 25, 1999, no account receivable from any customer was significant, except for our largest customer (approximately $29.8 million in 2000 and $32.7 million in 1999). Aggregate receivables from high risk customers are not considered significant and we estimate, based upon past experience, that we have sufficient reserves to cover any losses arising from those accounts.

15. Disclosure about the Fair Value of Financial Instruments

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

      Long-term Debt, Interest Rate Derivatives, and Other Financial Instruments--The fair value of the following financial instruments was estimated at December 30, 2000 and December 25, 1999 as follows (in thousands):

                                                                               December 30, 2000                December 25, 1999
                                                                           ------------------------        ------------------------
                                                                            Carrying       Estimated        Carrying       Estimated
                                                                             Amount       Fair Value         Amount       Fair Value
                                                                             ------       ----------         ------       ----------
 9% Senior Subordinated Notes (a).......................................   $  360,000    $  347,400        $  360,000    $  358,200
 8 7/8% Senior Notes (a)................................................      150,000       142,500           150,000       150,563
 6% Convertible Subordinated Notes due 2004 (b).........................       50,000        47,284            50,000        48,542
 15% Notes due from Playtex Apparel Partners, L.P. (c)..................       80,017        80,017            80,017        80,017
 15 1/2% Subordinated Notes due to Playtex Apparel
    Partners, L.P. (c)..................................................       78,386        78,386            78,386        78,386
 Other noncurrent assets (d)............................................        8,300         8,265             4,844         4,786
 Noncurrent liabilities (d).............................................       12,814        12,756            12,267        12,190
 Interest Rate Swap terminated July 23, 2000 (e)........................           --            --                --           402
 Interest Rate Swap termination date of August 30, 2001 (e).............           --       ($1,063)               --            --
 Interest Rate Swap termination date of December 4, 2001 (e)............           --         ($625)               --            --

-----------

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

                             PLAYTEX PRODUCTS, INC.

16. Quarterly Data (Unaudited)

      The following is a summary of our quarterly results of operations and market price data for our common stock for our fiscal 2000 and 1999 (in thousands, except per share data):

                                                               First            Second            Third            Fourth
Fiscal 2000                                                   Quarter           Quarter          Quarter           Quarter
-----------                                                 -----------      -----------       -----------       ----------
Net sales...............................................     $  223,507       $  229,589        $  188,143       $ 190,104
Gross profit............................................        129,702          131,622           109,346         108,499
Operating earnings......................................         48,232           45,266            30,038          24,401
Net earnings............................................         15,269           14,040             4,460           1,775
Earnings per share (a):
    Net earnings--basic and diluted......................    $      .25       $      .23        $      .07       $     .03

Market price--high.......................................    $       15 1/2   $       14        $       12 7/8   $      11 15/16
            --low........................................    $       10 1/4   $       10 1/8    $       10 3/8   $       8 5/8

                                                               First            Second            Third             Fourth
Fiscal 1999                                                   Quarter           Quarter          Quarter            Quarter
-----------                                                 -----------      -----------       -----------       ------------
Net sales...............................................     $  190,452      $   209,195       $   187,926       $   200,138
Gross profit............................................        109,545          121,664           109,597           115,663
Operating earnings......................................         42,379           39,079            34,406            39,365
Net earnings............................................         13,571           11,665             8,029            10,806
Earnings per share (a):
    Net earnings--basic and diluted......................    $      .22      $       .19       $       .13       $       .18

Market price--high.......................................    $       17 1/8  $        17       $        16 5/8   $        15 1/8
            --low........................................    $       13 1/2  $        14       $        13 1/16  $        11 1/2

-----------

(a) Earnings per share data are computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information

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

The following wholly-owned subsidiaries are non guarantors of the 8 7/8% Senior
Notes:

      o     Playtex Limited. Playtex Limited is our Canadian subsidiary.
      o Playtex Foreign Sales Corporation ("PFSC"). PFSC is a foreign sales corporation as defined by Internal Revenue Code Section 922, and
      o Playtex Products Australia PTY LTD ("PPI Aust"). PPI Aust is a distributor of personal care products in Australia and New Zealand.

      The information which follows presents our condensed financial position as of December 30, 2000 and December 25, 1999 and our condensed statements of earnings and cash flows for each of our last three fiscal years 2000, 1999, and 1998. The presentation is made based on:

      o     the Company on a consolidated basis,    o     the combined guarantors, and
      o     the parent company only,                o     the combined non-guarantors.

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheet Data as of December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                      Assets                      Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------     -------------     ------------       -----------      ----------
Current assets..................................  $    245,315     $           8     $    140,083       $    89,636      $   15,588
Investment in subsidiaries......................            --          (461,661)         449,125            12,536              --
Intercompany receivable.........................            --          (104,047)          22,958            80,050           1,039
Net property, plant and equipment...............       118,155                --              119           117,110             926
Intangible assets...............................       687,597                --          468,379           219,218              --
Other noncurrent assets.........................        88,317              (504)           8,304            80,517              --
                                                  ------------     -------------     ------------       -----------      ----------
    Total assets................................  $  1,139,384     $    (566,204)    $  1,088,968       $   599,067      $   17,553
                                                  ============     =============     ============       ===========      ==========

     Liabilities and Stockholders' Equity
Current liabilities.............................  $    171,082     $          10     $    160,553       $     6,443      $    4,076
Intercompany payable...........................             --          (104,047)              --           102,703           1,344
Long-term debt..................................       964,824              (506)         965,330                --              --
Other noncurrent liabilities....................        59,541                --           19,148            40,796            (403)
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities...........................     1,195,447          (104,543)       1,145,031           149,942           5,017
Stockholders' equity............................       (56,063)         (461,661)         (56,063)          449,125          12,536
                                                  ------------     -------------     ------------       -----------      ----------
    Total liabilities and stockholders' equity..  $  1,139,384     $    (566,204)    $  1,088,968       $   599,067      $   17,553
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
                                                  ============     =============     ============       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues...................................   $   831,343       $  (432,931)     $   787,896       $   430,795      $   45,583
 Cost of sales..................................       352,174          (315,110)         339,700           303,503          24,081
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       479,169          (117,821)         448,196           127,292          21,502
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       308,882          (117,821)         316,167            93,483          17,053
 Amortization of intangibles....................        22,350                --           15,430             6,920              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       331,232          (117,821)         331,597           100,403          17,053
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................       147,937                --          116,599            26,889           4,449
 Interest expense, net..........................        84,884                --           97,213           (12,003)           (326)
 Equity in net earnings of subsidiaries.........            --            29,255          (26,129)           (3,126)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        63,053           (29,255)          45,515            42,018           4,775
 Income taxes...................................        27,509                --            9,971            15,889           1,649
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    35,544       $   (29,255)     $    35,544       $    26,129      $    3,126
                                                   ===========       ===========      ===========       ===========      ==========

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 25, 1999
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues...................................   $   787,711       $  (399,075)     $   741,983       $   398,280      $   46,523
 Cost of sales..................................       331,242          (294,977)         321,882           280,166          24,171
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       456,469          (104,098)         420,101           118,114          22,352
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       280,176          (104,098)         281,579            84,135          18,560
 Amortization of intangibles....................        21,064                --           14,060             7,004              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       301,240          (104,098)         295,639            91,139          18,560
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................       155,229                --          124,462            26,975           3,792
 Interest expense, net..........................        78,961                --           91,070           (12,003)           (106)
 Equity in net earnings of subsidiaries.........            --            28,724          (25,935)           (2,789)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        76,268           (28,724)          59,327            41,767           3,898
 Income taxes...................................        32,197                --           15,256            15,832           1,109
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    44,071       $   (28,724)     $    44,071       $    25,935      $    2,789
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 26, 1998
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues...................................   $   669,613       $  (307,484)     $   595,947       $   341,183      $   39,967
 Cost of sales..................................       277,555          (218,942)         244,496           233,988          18,013
                                                   -----------       -----------      -----------       -----------      ----------
     Gross profit...............................       392,058           (88,542)         351,451           107,195          21,954
                                                   -----------       -----------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative........       243,288           (88,542)         235,355            77,159          19,316
 Amortization of intangibles....................        17,336                --           10,656             6,680              --
                                                   -----------       -----------      -----------       -----------      ----------
     Total operating expenses...................       260,624           (88,542)         246,011            83,839          19,316
                                                   -----------       -----------      -----------       -----------      ----------
     Operating earnings.........................       131,434                --          105,440            23,356           2,638
 Interest expense, net..........................        71,518                --           83,621           (12,004)            (99)
 Equity in net earnings of subsidiaries.........            --            25,234          (23,269)           (1,965)             --
                                                   -----------       -----------      -----------       -----------      ----------
     Earnings before income taxes...............        59,916           (25,234)          45,088            37,325           2,737
 Income taxes...................................        25,686                --           10,858            14,055             773
                                                   -----------       -----------      -----------       -----------      ----------
     Net earnings...............................   $    34,230       $   (25,234)     $    34,230       $    23,270      $    1,964
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net earnings.....................................  $   35,544       $   (29,255)      $   35,544       $    26,129      $    3,126
     Non-cash items included in earnings:
        Amortization of intangibles...............      22,350                --           15,430             6,920              --
        Amortization of deferred financing
             costs................................       3,750                --            3,750                --              --
        Depreciation..............................      11,547                --               63            11,177             307
        Deferred taxes............................      11,383                --            3,930             7,453              --
        Other, net................................      (3,214)           29,255          (28,992)           (2,968)           (509)
     Increase in net working capital..............      (2,634)               --           (1,011)           (1,545)            (78)
     Increase (decrease) in amounts
       due to Parent..............................          --                --           18,600           (17,325)         (1,275)
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows from operations.......      78,726                --           47,314            29,841           1,571
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (22,724)               --             (243)          (22,196)           (285)
     Businesses acquired, net.....................        (279)               --             (279)               --              --
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows used for investing
                activities........................     (23,003)               --             (522)          (22,196)           (285)
 Cash flows used for financing activities:
     Net payments under working capital
        facilities and long-term debt
        obligations...............................     (56,313)               --          (56,313)               --              --
     Payment of financing costs...................        (553)               --             (553)               --              --
     Issuance of shares of common stock, net......       3,899                --            3,899                --              --
     Receipt (payment) of dividends...............          --                --            8,713            (7,645)         (1,068)
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows used for
                  financing activities............     (52,967)               --          (44,254)           (7,645)         (1,068)
 Increase in cash.................................       2,756                --            2,538                --             218
 Cash at beginning of period......................       7,526                 8            1,852                 1           5,665
                                                    ----------       -----------       ----------       -----------      ----------
 Cash at end of period............................  $   10,282       $         8       $    4,390       $         1      $    5,883
                                                    ==========       ===========       ==========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 25, 1999
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net earnings.....................................  $   44,071       $   (28,724)      $   44,071       $    25,935      $    2,789
     Non-cash items included in earnings:
        Amortization of intangibles...............      21,064                --           14,060             7,004              --
        Amortization of deferred financing
             costs................................       3,398                --            3,398                --              --
        Depreciation..............................       9,847                --               59             9,504             284
        Deferred taxes............................       9,070                --            2,244             6,895             (69)
        Other, net................................        (113)           28,724          (31,385)            1,797             751
     Increase in net working capital..............     (31,050)               --           (2,229)          (27,647)         (1,174)
     Increase (decrease) in amounts
       due to Parent..............................          --                --          (24,139)           22,658           1,481
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows from operations.......      56,287                --            6,079            46,146           4,062
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (20,802)               --           18,186           (38,968)            (20)
     Businesses acquired, net.....................    (210,109)               --         (210,109)               --              --
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows used for investing
                activities........................    (230,911)               --         (191,923)          (38,968)            (20)
 Cash flows used for financing activities:
     Net borrowings under working capital
        facilities and long-term debt
        obligations...............................     176,126                --          176,126                --              --
     Payment of financing costs...................      (2,480)               --           (2,480)               --              --
     Issuance of shares of common stock, net......       1,633                --            1,633                --              --
     Receipt (payment) of dividends...............          --                --            8,955            (7,645)         (1,310)
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows provided by
                (used for) financing activities...     175,279                --          184,234            (7,645)         (1,310)
 Increase in cash.................................         655                --           (1,610)             (467)          2,732
 Cash at beginning of period......................       6,871                 8            3,462               468           2,933
                                                    ----------       -----------       ----------       -----------      ----------
 Cash at end of period............................  $    7,526       $         8       $    1,852       $         1      $    5,665
                                                    ==========       ===========       ==========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 26, 1998
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net earnings.....................................  $   34,230       $   (25,234)      $   34,230       $    23,270      $    1,964
     Non-cash items included in earnings:
        Amortization of intangibles...............      17,336                --           10,656             6,680              --
        Amortization of deferred financing
             costs................................       2,995                --            2,995                --              --
        Depreciation..............................       9,690                --               72             9,376             242
        Deferred taxes............................       6,244                --            8,318            (2,107)             33
        Other, net................................          36            25,242          (50,682)           26,117            (641)
     Increase in net working capital..............     (17,314)               --            4,330           (21,027)           (617)
     Increase (decrease) in amounts
       due to Parent..............................          --                --           18,938           (19,775)            837
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows from operations.......      53,217                 8           28,857            22,534           1,818
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (16,405)               --           (1,701)          (14,421)           (283)
     Businesses acquired, net.....................    (106,581)               --         (106,581)               --              --
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows used for investing
                activities........................    (122,986)               --         (108,282)          (14,421)           (283)
 Cash flows used for financing activities:
     Net borrowings under working capital
        facilities and long-term debt
        obligations...............................      73,950                --           73,950                --              --
     Payment of financing costs...................      (2,692)               --           (2,692)               --              --
     Issuance of shares of common stock, net......       2,151                --            2,151                --              --
     Receipt (payment) of dividends...............          --                --            8,810            (7,645)         (1,165)
                                                    ----------       -----------       ----------       -----------      ----------
             Net cash flows provided by
                (used for) financing activities...      73,409                --           82,219            (7,645)         (1,165)
 Increase in cash.................................       3,640                 8            2,794               468             370
 Cash at beginning of period......................       3,231                --              668                --           2,563
                                                    ----------       -----------       ----------       -----------      ----------
 Cash at end of period............................  $    6,871       $         8       $    3,462       $       468      $    2,933
                                                    ==========       ===========       ==========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

9% Senior Subordinated Notes due 2003

      The 9% Notes are guaranteed by the following wholly-owned subsidiaries:

      o     PSSI,         o    THMC,          o    Sun,           o    PCH, and
      o     PMI,          o    STI,           o    PCG,           o    Carewell.

      The guarantors are joint and several guarantors of the 9% Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the credit agreement.

The following wholly-owned subsidiaries are non-guarantors of the 9% Notes:

      o     PBCI,             o    PINTL,                       o    PFSC, and
      o     PIC,              o    Playtex Limited,             o    PPI Aust.

      The information which follows presents our condensed financial position as of December 30, 2000 and December 25, 1999 and our condensed statements of earnings and cash flows for each of our last three fiscal years 2000, 1999, and 1998. The presentation is made based on:

      o     the Company on a consolidated basis,      o     the combined guarantors, and
      o     the parent company only,                  o     the combined non-guarantors.

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheet Data as of December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
                      Assets
Current assets................................... $    245,315     $           8     $    140,083       $    89,635     $    15,589
Investment in subsidiaries.......................           --          (451,678)         449,125             1,411           1,142
Intercompany receivable..........................           --          (104,047)          22,958            79,304           1,785
Net property, plant and equipment................      118,155                --              119           117,110             926
Intangible assets................................      687,597                --          468,379           219,218              --
Other noncurrent assets..........................       88,317              (504)           8,304                --          80,517
                                                  ------------     -------------     ------------       -----------     -----------
    Total assets................................. $  1,139,384     $    (556,221)    $  1,088,968       $   506,678     $    99,959
                                                  ============     =============     ============       ===========     ===========

     Liabilities and Stockholders' Equity
Current liabilities.............................. $    171,082     $          10     $    160,553       $     6,443     $     4,076
Intercompany payable.............................           --          (104,047)              --           101,831           2,216
Long-term debt...................................      964,824              (506)         965,330                --              --
Other noncurrent liabilities.....................       59,541                --           19,148            23,983          16,410
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities............................    1,195,447          (104,543)       1,145,031           132,257          22,702
Stockholders' equity.............................      (56,063)         (451,678)         (56,063)          374,421          77,257
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities and stockholders' equity... $  1,139,384     $    (556,221)    $  1,088,968       $   506,678     $    99,959
                                                  ============     =============     ============       ===========     ===========

Condensed Consolidating Balance Sheet Data as of December 25, 1999
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
                      Assets
Current assets................................... $    243,854     $           8     $    141,526       $    86,736     $    15,584
Investment in subsidiaries.......................           --          (434,044)         431,493             1,411           1,140
Intercompany receivable..........................           --          (111,397)          42,387            67,409           1,601
Net property, plant and equipment................      107,193                --              135           106,091             967
Intangible assets................................      712,744                --          486,725           226,019              --
Other noncurrent assets..........................       84,861              (500)           4,844                --          80,517
                                                  ------------     -------------     ------------       -----------     -----------
    Total assets................................. $  1,148,652     $    (545,933)    $  1,107,110       $   487,666     $    99,809
                                                  ============     =============     ============       ===========     ===========

     Liabilities and Stockholders' Equity
Current liabilities.............................. $    151,848     $        (252)    $    142,621       $     5,112     $     4,367
Intercompany payable.............................           --          (111,397)              --           107,396           4,001
Long-term debt...................................    1,042,449              (506)       1,042,955                --              --
Other noncurrent liabilities.....................       49,223                --           16,402            16,414          16,407
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities............................    1,243,520          (112,155)       1,201,978           128,922          24,775
Stockholders' equity.............................      (94,868)         (433,778)         (94,868)          358,744          75,034
                                                  ------------     -------------     ------------       -----------     -----------
    Total liabilities and stockholders' equity... $  1,148,652     $    (545,933)    $  1,107,110       $   487,666     $    99,809
                                                  ============     =============     ============       ===========     ===========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues....................................  $   831,343     $    (432,959)     $   787,896       $   430,823      $   45,583
 Cost of sales...................................      352,174          (315,110)         339,700           303,503          24,081
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit................................      479,169          (117,849)         448,196           127,320          21,502
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative.........      308,882          (117,849)         316,167            93,501          17,063
 Amortization of intangibles.....................       22,350                --           15,430             6,920              --
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses....................      331,232          (117,849)         331,597           100,421          17,063
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings..........................      147,937                --          116,599            26,899           4,439
 Interest expense, net...........................       84,884                --           97,213                --         (12,329)
 Equity in net earnings of subsidiaries..........           --            32,038          (26,129)           (1,414)         (4,495)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes................       63,053           (32,038)          45,515            28,313          21,263
 Income taxes....................................       27,509                --            9,971            11,567           5,971
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings................................  $    35,544     $     (32,038)     $    35,544       $    16,746      $   15,292
                                                   ===========     =============      ===========       ===========      ==========

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 25, 1999
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues....................................  $   787,711     $    (399,103)     $   741,983       $   395,950      $   48,881
 Cost of sales...................................      331,242          (294,977)         321,882           278,428          25,909
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit................................      456,469          (104,126)         420,101           117,522          22,972
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative.........      280,176          (104,126)         281,579            83,118          19,605
 Amortization of intangibles.....................       21,064                --           14,060             6,976              28
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses....................      301,240          (104,126)         295,639            90,094          19,633
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings..........................      155,229                --          124,462            27,428           3,339
 Interest expense, net...........................       78,961                --           91,070                --         (12,109)
 Equity in net earnings of subsidiaries..........           --            31,060          (25,935)           (1,586)         (3,539)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes................       76,268           (31,060)          59,327            29,014          18,987
 Income taxes....................................       32,197                --           15,256            11,581           5,360
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings................................  $    44,071     $     (31,060)     $    44,071       $    17,433      $   13,627
                                                   ===========     =============      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 26, 1998
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net revenues....................................  $   669,613     $    (309,131)     $   595,947       $   333,196      $   49,601
 Cost of sales...................................      277,555          (219,148)         244,496           228,690          23,517
                                                   -----------     -------------      -----------       -----------      ----------
     Gross profit................................      392,058           (89,983)         351,451           104,506          26,084
                                                   -----------     -------------      -----------       -----------      ----------
 Operating expenses:
 Advertising, selling and administrative.........      243,288           (89,983)         235,355            72,767          25,149
 Amortization of intangibles.....................       17,336                --           10,656             6,612              68
                                                   -----------     -------------      -----------       -----------      ----------
     Total operating expenses....................      260,624           (89,983)         246,011            79,379          25,217
                                                   -----------     -------------      -----------       -----------      ----------
     Operating earnings..........................      131,434                --          105,440            25,127             867
 Interest expense, net...........................       71,518                --           83,621                (1)        (12,102)
 Equity in net earnings of subsidiaries..........           --            27,186          (23,269)           (1,317)         (2,600)
                                                   -----------     -------------      -----------       -----------      ----------
     Earnings before income taxes................       59,916           (27,186)          45,088            26,445          15,569
 Income taxes....................................       25,686                --           10,858            10,311           4,517
                                                   -----------     -------------      -----------       -----------      ----------
     Net earnings................................  $    34,230     $     (27,186)     $    34,230       $    16,134      $   11,052
                                                   ===========     =============      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 30, 2000
(In thousands)

                                                                                         Parent                             Non-
                                                 Consolidated       Eliminations         Company        Guarantors       Guarantors
                                                 ------------       ------------         -------        ----------       ----------
 Net earnings....................................  $    35,544       $   (32,038)     $    35,544       $    16,746      $   15,292
     Non-cash items included in earnings:
         Amortization of intangibles.............       22,350                --           15,430             6,920              --
         Amortization of deferred financing
              costs..............................        3,750                --            3,750                --              --
         Depreciation............................       11,547                --               63            11,177             307
         Deferred taxes..........................       11,383                --            3,930             7,453              --
         Other, net..............................       (3,214)           32,038          (28,992)           (1,095)         (5,165)
     (Increase) in net working capital...........       (2,634)               --           (1,011)           (1,545)            (78)
     Increase (decrease) in amounts
       due to Parent.............................           --                --           18,600           (17,460)         (1,140)
                                                   -----------       -----------      -----------       ------------     ----------
              Net cash flows from operations.....       78,726                --           47,314            22,196           9,216
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment...............................      (22,724)               --             (243)          (22,196)           (285)
     Businesses acquired, net....................         (279)               --             (279)               --              --
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  investing activities...........      (23,003)               --             (522)          (22,196)           (285)
 Cash flows used for financing activities:
     Net payments under working capital
         facilities and long-term debt
         obligations.............................      (56,313)               --          (56,313)               --              --
     Payment of financing costs..................         (553)               --             (553)               --              --
     Issuance of shares of common stock..........        3,899                --            3,899                --              --
     Receipt (payment) of dividends..............           --                --            8,713                --          (8,713)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  financing activities...........      (52,967)               --          (44,254)               --          (8,713)
  Increase in cash...............................        2,756                --            2,538                --             218
 Cash at beginning of period.....................        7,526                 8            1,852                --           5,666
                                                   -----------       -----------      -----------       -----------      ----------
 Cash at end of period...........................  $    10,282       $         8      $     4,390       $        --      $    5,884
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 25, 1999
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net earnings....................................  $    44,071       $   (31,060)     $    44,071       $    17,433      $   13,627
     Non-cash items included in earnings:
         Amortization of intangibles.............       21,064                --           14,060             6,976              28
         Amortization of deferred financing
              costs..............................        3,398                --            3,398                --              --
         Depreciation............................        9,847                --               59             9,469             319
         Deferred taxes..........................        9,070                --            2,244             6,995            (169)
         Other, net..............................         (113)           31,060          (31,385)            1,088            (876)
     (Increase) decrease in net
         working capital.........................      (31,050)               --           (2,229)          (29,633)            812
     Increase (decrease) in amounts
       due to Parent.............................           --                --          (24,139)           26,531          (2,392)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows from operations.....       56,287                --            6,079            38,859          11,349
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment...............................      (20,802)               --           18,186           (39,326)            338
     Businesses acquired, net....................     (210,109)               --         (210,109)               --              --
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  investing activities...........     (230,911)               --         (191,923)          (39,326)            338
 Cash flows used for financing activities:
     Net borrowings under working capital
         facilities and long-term debt
         obligations.............................      176,126                --          176,126                --              --
     Payment of financing costs..................       (2,480)               --           (2,480)               --              --
     Issuance of shares of common stock..........        1,633                --            1,633                --              --
     Receipt (payment) of dividends..............           --                --            8,955                --          (8,955)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  financing activities...........      175,279                --          184,234                --          (8,955)
  Increase in cash...............................          655                --           (1,610)             (467)          2,732
 Cash at beginning of period.....................        6,871                 8            3,462               467           2,934
                                                   -----------       -----------      -----------       -----------      ----------
 Cash at end of period...........................  $     7,526       $         8      $     1,852       $        --      $    5,666
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

17. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 26, 1998
(In thousands)

                                                                                         Parent                             Non-
                                                  Consolidated      Eliminations         Company        Guarantors       Guarantors
                                                  ------------      ------------         -------        ----------       ----------
 Net earnings....................................  $    34,230       $   (27,186)     $    34,230       $    16,134      $   11,052
     Non-cash items included in earnings:
         Amortization of intangibles.............       17,336                --           10,656             6,612              68
         Amortization of deferred financing
              costs..............................        2,995                --            2,995                --              --
         Depreciation............................        9,690                --               72             9,261             357
         Deferred taxes..........................        6,244                --            8,318            (1,558)           (516)
         Other, net..............................           36            27,194          (50,682)           25,860          (2,336)
     (Increase) decrease in net
         working capital.........................      (17,314)               --            4,330           (21,935)            291
     Increase (decrease) in amounts
       due to Parent.............................           --                --           18,938           (19,486)            548
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows from operations.....       53,217                 8           28,857            14,888           9,464
 Cash flows used for investing activities:
     Purchase of property, plant and
         equipment...............................      (16,405)               --           (1,701)          (14,421)           (283)
     Businesses acquired, net....................     (106,581)               --         (106,581)               --              --
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  investing activities...........     (122,986)               --         (108,282)          (14,421)           (283)
 Cash flows used for financing activities:
     Net borrowings under working capital
         facilities and long-term debt
         obligations.............................       73,950                --           73,950                --              --
     Payment of financing costs..................       (2,692)               --           (2,692)               --              --
     Issuance of shares of common stock..........        2,151                --            2,151                --              --
     Receipt (payment) of dividends..............           --                --            8,810                --          (8,810)
                                                   -----------       -----------      -----------       -----------      ----------
              Net cash flows used for
                  financing activities...........       73,409                --           82,219                --          (8,810)
  Increase in cash...............................        3,640                 8            2,794               467             371
 Cash at beginning of period.....................        3,231                --              668                --           2,563
                                                   -----------       -----------      -----------       -----------      ----------
 Cash at end of period...........................  $     6,871       $         8      $     3,462       $       467      $    2,934
                                                   ===========       ===========      ===========       ===========      ==========

                             PLAYTEX PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

      We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of earnings, changes in stockholders' equity and accumulated other comprehensive earnings and cash flows for the twelve months ended December 30, 2000, December 25, 1999 and December 26, 1998 included on pages F-16 through F-54 in the Company's 2000 Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule, on page 25 in the Company's Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playtex Products, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999 and the results of their operations and their cash flows for the twelve months ended December 30, 2000, December 25, 1999 and December 26, 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/S/ KPMG LLP

January 26, 2001
New York, New York

                             PLAYTEX PRODUCTS, INC.

                              REPORT OF MANAGEMENT

      The management of Playtex Products, Inc. is responsible for the financial and operating information contained in the Annual Report, including the financial statements covered by the independent auditors' report. These statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, where necessary, informed estimates and judgments.

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


/S/ MICHAEL R. GALLAGHER
Chief Executive Officer
     and Director


/S/ GLENN A. FORBES
Executive Vice President,
     Chief Financial Officer
     and Director

January 26, 2001
Westport, Connecticut

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

      We will send you, at no charge, a copy of our Summary Annual Report and Annual Report on Form 10-K for fiscal 2000, upon your written request to our Investor Relations Department at our Corporate Offices. If you wish, you can call Playtex Products, Inc. Investor Relations at (203) 341-4017.

      This document is also included in our SEC filings which are made electronically through the SEC's EDGAR system and are available to the public at the SEC's website - www.sec.gov.

Stock Transfer Agent and Registrar
Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606-1915
(800) 851-9677
www.mellon-investor.com

Independent Auditors
KPMG LLP
345 Park Avenue
New York, New York  10154

Corporate Offices
Playtex Products, Inc.
300 Nyala Farms Road
Westport, CT 06880

                             PLAYTEX PRODUCTS, INC.

                                OTHER INFORMATION

Board of Directors

     Robert B. Haas                          Chairman of the Board of Playtex Products, Inc. and Chairman of the Board
                                                 and Chief Executive Officer of Haas Wheat & Partners, L.P.

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

     Richard C. Blum                         Chairman of the Board and President of BLUM Capital Partners, L.P.

     Michael R. Eisenson                     President and Chief Executive Officer of Charlesbank Capital
                                                 Partners, LLC

     Timothy O. Fisher                       Vice President of The Hillman Group

     C. Ann Merrifield                       President of Genzyme Genetics

     Jeffrey W. Ubben                        Managing Partner of ValueAct Capital Partners, L.P.

     Wyche H. Walton                         Senior Vice President of Haas Wheat & Partners, L.P.

     Douglas D. Wheat                        President of Haas Wheat & Partners, L.P.

     Kenneth F. Yontz                        Chairman of the Board of Apogent Technolgies, Inc.

 Principal Officers

     Michael R. Gallagher                    Chief Executive Officer

     Glenn A. Forbes                         Executive Vice President and Chief Financial Officer

     Kevin M. Dunn                           President, Consumer Products Division

     John D. Leahy                           President, International/Corporate Sales Division

     Richard G. Powers                       President, Personal Products Division

     James S. Cook                           Senior Vice President, Operations

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

Exhibit No.                              Description
-----------                              -----------

10(a)(3) Third Amendment to the Credit Agreement, dated as of December 15, 2000, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo Bank, N.A.,, as administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10(1) of Playtex's Current Report on Form 8-K dated December 18, 2000.)

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

10(b)(2) Second Amendment to the Term Loan Agreement, dated as of December 15, 2000, among the Company, DLJ Capital Funding, Inc., as the syndication agent, Wells Fargo Bank, N.A.,, as administrative agent, and the lenders named therein. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Current Report on Form 8-K dated December 18, 2000.)

10(c) Consulting Agreement between Family Products and Joel E. Smilow, dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(c)(1) First Amendment to the Consulting Agreement, dated as of August 17, 1999, between Playtex Products Inc., and Joel E. Smilow. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(d) Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987, File No. 33-15607.)

*10(e)      Playtex Management Incentive Plan for 2001.

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

10(i) Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

*10(j)      Form of Retention Agreement dated as of March 13, 2000 between Paul
            A. Siracusa and the Company.

*10(k)      Form of Retention Agreement dated as of March 21, 2000 between Glenn
            A. Forbes and the Company.

*10(l)      Form of Retention Agreement dated as of August 1, 2000 between Kevin
            M. Dunn and the Company.

*10(m) Form of Retention Agreement dated as of August 1, 2000 between Vincent S. Viviani and the Company.

10(n) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

10(o) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, No. 33-43771.)

Exhibit No.                              Description
-----------                              -----------

10(p) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(q) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K dated March 17, 1995.)

10(q)(1) Amendment No.1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(q)(2) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(5) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(q)(3) Amendment No. 1, dated as of January 29, 1999 to the First Amended and Restated Registration Rights Agreement, dated as of March 17, 1995, as amended and restated as of June 1, 1998 by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement. (Incorporated herein by reference to Exhibit 10(t)(3) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(r) Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(s) Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(t) Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K dated February 12, 1998.)

10(u) Asset Sale Agreement, dated as of May 13, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Current Report on Form 8-K dated July 15, 1999.)

10(u)(1) Amendment No. 1 to the Asset Sale Agreement, dated as of June 25, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Current Report on Form 8-K dated July 15, 1999.)

Exhibit No.                              Description
-----------                              -----------

10(v) Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K dated February 12, 1998.)

10(v)(1) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(w) Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K dated February 12, 1998.)

10(x) Letter Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(7) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(y) Letter of Waiver, dated as of June 1, 1998, by and among the Company, Donaldson, Lufkin & Jenrette International, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(8) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(z) Stock Purchase Agreement, dated June 1, 1998 between J.W. Childs Equity Partners, L.P. (the "seller"), RCBA Playtex, L.P. (the "Buyer"), and Richard C. Blum & Associates, Inc. (the "Guarantor"). (Incorporated herein by reference to Exhibit 10(1) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(aa) Stockholders Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(aa)(1)   Amended and Restated Stockholders Agreement, dated September 3, 1998 between the Company, RCBA Playtex, L.P. and RCBA Strategic Partners.
            (Incorporated herein by reference to Exhibit 10(ac)(1) of Playtex's
            Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(ab) Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(ab)(1)   Amendment No. 1, dated as of January 29, 1999, to the Registration
            Rights Agreement, dated as of June 1, 1998 between RCBA Playtex,
            L.P. and the Company. (Incorporated herein by reference to Exhibit
            10(ad)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

Exhibit No.                              Description
-----------                              -----------

10(ac) Registration Rights Agreement, dated as of January 29, 1999, between Playtex Products, Inc. and Mondial Industries Limited Partnership. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1999, File No. 33-25485-01.)

10(ad) Lease Agreement between Playtex and Stauffer Management Company dated as of June 3, 1994. (Incorporated herein by reference to Exhibit 10(y) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 33-25485-01.)

10(ae) Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998. (Incorporated herein by reference to Exhibit 10(ah) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(af) Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-12620.)

10(ag) Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

10(ah) Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997, File No. 33-25485.)

*10(ai) Interest Rate Swap Agreement effective November 30, 2000 between Playtex Products, Inc., and Wells Fargo Bank, N.A.

*10(aj) Interest Rate Swap Agreement effective December 4, 2000 between Playtex Products, Inc., and Toronto Dominion (New York), Inc.

*12(a)      Statement re-computation of ratios.

*21(a)      Subsidiaries of Playtex.

*23         Consent of KPMG LLP.

-----------
Exhibits marked with an " * " are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(d) through and including 10(m) could be considered compensatory plans or in some manner benefit certain employees.