Form 10-Q
period 2001-03-31
PLAYTEX PRODUCTS INC
filed 2001-05-07
CIK 842699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                          COMMISSION FILE NO. 1-12620

                            ------------------------

                             PLAYTEX PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                     51-0312772
       (State or other jurisdiction of                                      (I.R.S. Employer
       incorporation or organization)                                     Identification No.)

 300 NYALA FARMS ROAD, WESTPORT, CONNECTICUT                                     06880
  (Address of principal executive offices)                                     (zip code)

                                 (203) 341-4000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 3, 2001 60,983,899 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PLAYTEX PRODUCTS, INC.

                                     INDEX

                                                                                        PAGE
                                                                                      --------
                                       PART I--FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements.................  3 - 13

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................  14 - 21

                                         PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................    22

Item 6.                 Exhibits and Reports on Form 8-K:

                        (a) Exhibits................................................    22

                        (b) Reports on Form 8-K.....................................    22

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk...    22

                        Signatures..................................................    23

                             PLAYTEX PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                               MARCH 31,    DECEMBER 30,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current assets:
  Cash......................................................  $    8,266     $   10,282
  Receivables, less allowance for doubtful accounts.........     162,184        130,970
  Inventories...............................................      88,257         85,326
  Deferred income taxes.....................................      12,999         13,321
  Other current assets......................................       3,412          5,416
                                                              ----------     ----------
      Total current assets..................................     275,118        245,315
Net property, plant and equipment...........................     120,152        118,155
Intangible assets, net......................................     670,248        675,263
Deferred financing costs....................................      11,327         12,334
Due from related party......................................      80,017         80,017
Other noncurrent assets.....................................       8,599          8,300
                                                              ----------     ----------
      Total assets..........................................  $1,165,461     $1,139,384
                                                              ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   48,119     $   51,535
  Accrued expenses..........................................      68,414         69,800
  Income taxes payable......................................      11,049          4,622
  Current maturities of long-term debt......................      49,000         45,125
                                                              ----------     ----------
      Total current liabilities.............................     176,582        171,082
Long-term debt..............................................     895,019        886,438
Due to related party........................................      78,386         78,386
Other noncurrent liabilities................................      13,512         12,814
Deferred income taxes.......................................      50,615         46,727
                                                              ----------     ----------
      Total liabilities.....................................   1,214,114      1,195,447
                                                              ----------     ----------
Stockholders' equity:
  Common stock, $0.01 par value, authorized 100,000,000
    shares,
    issued 60,970,899 shares at March 31, 2001 and
    at December 30, 2000....................................         609            609
  Additional paid-in capital................................     523,706        523,706
  Retained earnings (deficit)...............................    (564,376)      (577,220)
  Accumulated other comprehensive earnings..................      (8,592)        (3,158)
                                                              ----------     ----------
      Total stockholders' equity............................     (48,653)       (56,063)
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $1,165,461     $1,139,384
                                                              ==========     ==========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                (Unaudited, in thousands, except per share data)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2001        2000
                                                              ---------   --------
Net sales...................................................  $220,776    $223,507
Cost of sales...............................................    94,709      93,805
                                                              --------    --------
  Gross profit..............................................   126,067     129,702
Operating expenses:
  Advertising and sales promotion...........................    46,199      45,694
  Selling, distribution and research........................    23,004      22,693
  Administrative............................................     7,965       7,491
  Amortization of intangibles...............................     5,515       5,592
                                                              --------    --------
    Total operating expenses................................    82,683      81,470
      Operating earnings....................................    43,384      48,232
Interest expense including related party interest expense
  of $3,037 for both periods presented, net of related party
  interest income of $3,001 for both periods presented......    21,103      22,042
                                                              --------    --------
      Earnings before income taxes..........................    22,281      26,190
Income taxes................................................     9,437      10,921
                                                              --------    --------
      Net earnings..........................................  $ 12,844    $ 15,269
                                                              ========    ========
Earnings per share:
  Basic.....................................................  $   0.21    $   0.25
                                                              ========    ========
  Diluted...................................................  $   0.21    $   0.25
                                                              ========    ========
Weighted average shares outstanding:
  Basic.....................................................    60,971      60,684
                                                              ========    ========
  Diluted...................................................    63,663      64,007
                                                              ========    ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS

                           (Unaudited, in thousands)

                                                                                  ACCUMULATED
                                 COMMON                 ADDITIONAL   RETAINED        OTHER
                                 SHARES       COMMON     PAID-IN     EARNINGS    COMPREHENSIVE
                               OUTSTANDING    STOCK      CAPITAL     (DEFICIT)     EARNINGS       TOTAL
                               -----------   --------   ----------   ---------   -------------   --------
Balance, December 30, 2000...     60,971       $609      $523,706    $(577,220)     $(3,158)     $(56,063)
Net earnings.................         --         --            --       12,844           --        12,844
Unrealized loss on hedging
  instruments................         --         --            --           --       (4,872)       (4,872)
Foreign currency translation
  adjustment.................         --         --            --           --         (562)         (562)
                                                                                                 --------
    Comprehensive earnings...                                                                       7,410
                                  ------       ----      --------    ---------      -------      --------
    Balance, March 31,
      2001...................     60,971       $609      $523,706    $(564,376)     $(8,592)     $(48,653)
                                  ======       ====      ========    =========      =======      ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2001        2000
                                                              ---------   --------
Cash flows from operations:
  Net earnings..............................................  $ 12,844    $ 15,269
  Non-cash items included in earnings:
    Amortization of intangibles.............................     5,515       5,592
    Amortization of deferred financing costs................     1,016         937
    Depreciation............................................     3,111       2,708
    Deferred income taxes...................................     4,193       5,319
    Other, net..............................................      (410)        228
  Net increase in working capital accounts..................   (35,090)    (37,668)
                                                              --------    --------
      Net cash flows (used for) operations..................    (8,821)     (7,615)
Cash flows used for investing activities:
  Purchases of property, plant and equipment................    (5,151)     (7,075)
  Purchase of patent rights.................................      (500)         --
                                                              --------    --------
      Net cash flows used for investing activities..........    (5,651)     (7,075)
Cash flows provided by (used for) financing activities:
  Net borrowings under credit facilities....................    21,800      17,500
  Long-term debt repayments.................................    (9,344)     (2,563)
  Issuance of shares of common stock........................        --       1,694
                                                              --------    --------
      Net cash flows provided by (used for) financing
        activities..........................................    12,456      16,631
(Decrease) increase in cash.................................    (2,016)      1,941
Cash at beginning of period.................................    10,282       7,526
                                                              --------    --------
Cash at end of period.......................................  $  8,266    $  9,467
                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:
    Interest................................................  $ 16,116    $ 16,150
    Income taxes, net of refunds............................  $  1,184    $    865

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

    The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three month period ended March 31, 2001 are not necessarily indicative of the results that you may expect for the full year.

    Our results for the first quarter of 2001 are for the 13-week period ended March 31, 2000 and our results for the first quarter of 2000 are for the 14-week period ended April 1, 2000. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ending December 30, 2000 included the extra week, or 53 weeks.

    We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2000. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. If you do not have a copy of our Annual Report on Form 10-K you can obtain one by contacting our Director of Investor Relations at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2.  ADOPTION OF NEW ACCOUNTING POLICY

    On December 31, 2000, we adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires us to recognize all derivative instruments on our balance sheet at fair value. We use derivatives as a means to hedge against interest rate risk on our variable rate indebtedness. As of adoption date and during the quarter, we were parties to two interest rate swaps, (the "Swaps"). These Swaps are designated as cash flow hedges.

    Upon adoption of SFAS 133, we recorded the fair value of our Swaps on our Balance Sheet. On an ongoing basis, we will adjust our Balance Sheet to reflect the current fair value of our Swaps. The related unrealized gains or losses on these Swaps are deferred in Shareholders' Equity (as a component comprehensive income). These unrealized gains or losses are recognized in earnings as a component of interest expense over the term of the Swaps. However, to the extent that change in the value of our Swaps does not perfectly offset the change in the interest expense payments being hedged, that ineffective portion is immediately recognized in earnings.

    At the adoption date of SFAS 133, we recorded a reduction to comprehensive earnings of approximately $1.7 million and an offsetting current liability attributed to the fair value of the interest rate swaps at the adoption date. The impact on earnings for the quarter ended March 31, 2001 was immaterial. At March 31, 2001, the change in the fair value of the Swaps, due to changes in the interest rate market place, resulted in an additional reduction to comprehensive earnings of approximately $3.2 million and an offsetting increase to current liability.

3.  COMPREHENSIVE EARNINGS

    For the three months ended March 31, 2001, foreign currency translation adjustment and the unrealized loss on our interest rate hedging instruments were the only reconciling items between net earnings and comprehensive earnings. For the three months ended April 1, 2000, foreign currency

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  COMPREHENSIVE EARNINGS (CONTINUED)
translation adjustment was the only reconciling item between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):

                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31,     APRIL 1,
                                                          2001         2000
                                                       ----------   ----------
Net earnings.........................................   $ 12,844     $ 15,269
Unrealized loss on hedging instruments...............     (4,872)          --
Foreign currency translation adjustment..............       (562)          14
                                                        --------     --------
  Comprehensive earnings.............................   $  7,410     $ 15,283
                                                        ========     ========

4.  BALANCE SHEET COMPONENTS

    The components of certain balance sheet accounts are as follows (in thousands):

                                                        MARCH 31,    DECEMBER 30,
                                                          2001           2000
                                                       -----------   -------------
                                                       (UNAUDITED)
Receivables..........................................   $164,117       $133,207
Less allowance for doubtful accounts.................     (1,933)        (2,237)
                                                        --------       --------
    Net..............................................   $162,184       $130,970
                                                        ========       ========
Inventories:
  Raw materials......................................   $ 21,937       $ 25,140
  Work in process....................................      1,570          1,747
  Finished goods.....................................     64,750         58,439
                                                        --------       --------
    Total............................................   $ 88,257       $ 85,326
                                                        ========       ========
Net property, plant and equipment:
  Land...............................................   $  2,376       $  2,376
  Buildings..........................................     39,447         38,601
  Machinery and equipment............................    177,267        173,226
                                                        --------       --------
                                                         219,090        214,203
  Less accumulated depreciation......................    (98,938)       (96,048)
                                                        --------       --------
    Net..............................................   $120,152       $118,155
                                                        ========       ========
Accrued expenses:
  Advertising and sales promotion....................   $ 13,388       $ 23,519
  Employee compensation and benefits.................     10,645         13,912
  Interest...........................................     15,204         11,233
  Insurance..........................................      3,300          3,200
  Other..............................................     25,877         17,936
                                                        --------       --------
    Total............................................   $ 68,414       $ 69,800
                                                        ========       ========

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                        MARCH 31,    DECEMBER 30,
                                                          2001           2000
                                                       -----------   -------------
                                                       (UNAUDITED)
Variable Rate Indebtedness:
  Term A Loan........................................   $121,094       $129,813
  Revolving Credit Facility..........................     21,800             --
  Term Loan..........................................    241,125        241,750

Fixed Rate Indebtedness:
  6% Convertible Subordinated Notes due 2004.........     50,000         50,000
  8 7/8% Senior Notes due 2004.......................    150,000        150,000
  9% Senior Subordinated Notes due 2003..............    360,000        360,000
                                                        --------       --------
                                                         944,019        931,563
  Less current maturities............................    (49,000)       (45,125)
                                                        --------       --------
    Total long-term debt.............................   $895,019       $886,438
                                                        ========       ========

    Our long-term debt consists of the following:

Variable rate indebtedness:

    - senior secured credit facilities, as amended (the "Senior Credit Facilities") comprised of:

       -- $155.0 million term loan facility (the "Term A Loan") and

       -- $115.0 million revolving credit facility (the "Revolving Credit Facility").

    - $250.0 million senior secured term loan due September 15, 2003 (the "Term Loan") as amended.

    The Term A Loan matures on June 15, 2003. Scheduled principal repayments on the Term A Loan are made quarterly, and remaining amounts include:
$33.9 million in fiscal 2001, $56.2 million in fiscal 2002, and $31.0 million in fiscal 2003. Principal repayments we make on the Term A Loan cannot be re-borrowed by us.

    The Revolving Credit Facility matures on June 15, 2003. On December 15, 2000, our Revolving Credit Facility commitments were automatically and permanently reduced by $5.0 million. Additional reductions in our Revolving Credit Facility commitments are as follows:


- $5.0 million on June 15, 2001,           - $8.0 million on December 15, 2002, and
- $7.0 million on December 15, 2001,       - $8.0 million on June 15, 2003
- $7.0 million on June 15, 2002,

At March 31, 2001, we had $86.0 million of unused borrowings available to us under the Revolving Credit Facility.

    The Term Loan matures on September 15, 2003. Scheduled principal repayments on the Term Loan are made quarterly, and remaining amounts include:
$1.9 million in fiscal 2001, $2.5 million in fiscal 2002, and $236.7 million in fiscal 2003. Our quarterly principal repayment obligations are fixed at

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)
$0.6 million through June 15, 2003. The final principal payment of $235.5 million is due on September 15, 2003. Principal repayments we make on the Term Loan cannot be re-borrowed by us.

Fixed rate Indebtedness:

    - $50.0 million principal amount of 6% convertible subordinated notes due January 31, 2004 (the "Convertible Notes"),

    - $150.0 million principal amount of 8 7/8% senior notes due July 15, 2004 (the "8 7/8% Notes"), and

    - $360.0 million principal amount of 9% senior subordinated notes due December 15, 2003 (the "9% Notes").

    The Convertible Notes are convertible into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per common share. The Convertible Notes will mature in 2004 and are callable by us after January 29, 2002. Interest on the notes is paid semi-annually on each January 31 and July 31.

    Interest on the 8 7/8% Notes is paid semi-annually on each January 15 and July 15. The 8 7/8% Notes are redeemable by us commencing July 15, 2001. Redemption prices, expressed as a percentage of the principal amount are as follows:

    - 104.438% if redeemed between July 15, 2001 and July 14, 2002,

    - 102.219% if redeemed between July 15, 2002 and July 14, 2003, and

    - 100.000% if redeemed after July 15, 2003.

    Interest on the 9% Notes is paid semi-annually on each June 15 and December 15. The 9% Notes are currently redeemable by us at 101.5%, expressed as a percentage of the principal amount. The 9% Notes can be redeemed by us after December 15, 2001 at par, 100.0% expressed as a percentage of the principal amount.

    We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. We do not enter into financial instruments for trading or speculative purposes. Derivative instruments we are a party to include:

    - An interest rate swap agreement that we entered into in November 2000 and which effectively fixed the LIBOR rate on $150.0 million of our variable rate debt at 6.3475% until the termination date of August 30, 2001. The counter party may at its discretion extend the swap agreement for an additional nine months, and

    - Another interest rate swap agreement, which we entered into in November 2000 and which effectively fixed the LIBOR rate on $150.0 million of our variable rate debt at 6.3825% until December 4, 2001, when the agreement is scheduled to terminate.

We entered into the swap agreements for no other purpose than to hedge against interest rate volatility on $300 million of our variable rate indebtedness under the Term A Loan and Term Loan. At March 31, 2001, our total indebtedness consisted of $560.0 million in fixed rate debt and $384.0 million in variable rate debt. Based on our interest rate exposure at March 31, 2001, a 1% increase in interest rates would result in an estimated $0.8 million of additional interest expense on an annualized basis. The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates. At March 31, 2001 and April 1, 2000, the weighted average

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)
interest rate on our variable rate debt, excluding the hedging effect of the swaps, was 7.32% and 7.39%, respectively. The weighted average interest rate on our variable rate debt, excluding the hedging effect of the swaps, for the three months ended March 31, 2001 and April 1, 2000 was 7.89% and 7.36%, respectively. We also pay fees equal to three-eighths of 1% on the unused portion of the Revolving Credit Facility.

6.  BUSINESS SEGMENTS

    We are organized in three divisions:

    Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

- PLAYTEX disposable nurser system,        - BABY MAGIC infant toiletries
    cups and reusable hard bottles         - MR. BUBBLE children's bubble bath
- WET ONES hand and face towelettes        - BABY MAGIC/CHUBS baby wipes, and
- DIAPER GENIE diaper disposal system      - BINKY pacifiers.

    The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE and SLIMFITS. In addition, the Feminine Care product category includes a personal cleansing wipe for use in feminine hygiene. This product was introduced in the first quarter of 2001.

    Our CONSUMER PRODUCTS DIVISION includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

SUN CARE                                   HOUSEHOLD PRODUCTS
--------                                   ------------------
- BANANA BOAT                              - PLAYTEX Gloves

                                           - WOOLITE rug and upholstery cleaning
                                           products

PERSONAL GROOMING
------------------------------------------

- BINACA breath spray and drops            - TEK toothbrushes

- OGILVIE at-home permanents               - BETTER OFF depilatories, and

- TUSSY deodorant                          - DOROTHY GRAY skin care products

- DENTAX oral care products

    Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

- Sales to specialty classes of trade in   - export sales
  the                                      - sales in Puerto Rico
    United States including: warehouse     - results from our Canadian and
  clubs,                                   Australian subsidiaries
    military, convenience stores,          - sales of private label tampons
  specialty
    stores, and telemarketing

    The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  BUSINESS SEGMENTS (CONTINUED)

    We evaluate division performance based on product contribution before allocating any general corporate overhead costs. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at the corporate level and are not used by our management to evaluate the results of the divisions. We do not consider assets, amortization, capital expenditures, or interest income and interest expense in assessing division performance. The results of our divisions for the three months ended March 31, 2001 and April 1, 2000 are as follows (unaudited, dollars in thousands):

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                          MARCH 31, 2001         APRIL 1, 2000
                                                        -------------------   -------------------
                                                          NET      PRODUCT      NET      PRODUCT
                                                         SALES     CONTRIB.    SALES     CONTRIB.
                                                        --------   --------   --------   --------
Personal Products.....................................  $114,947   $41,697    $121,298   $50,686
Consumer Products.....................................    69,674    25,706      68,353    21,866
International and Other...............................    36,155    14,535      33,856    12,814
Unallocated Charges(1)................................        --    (2,070)         --    (1,358)
                                                        --------   -------    --------   -------
  Total Consolidated..................................  $220,776    79,868    $223,507    84,008
                                                        ========              ========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution and research....................              23,004                22,693
Administrative........................................               7,965                 7,491
Amortization of intangibles...........................               5,515                 5,592
                                                                   -------               -------
  Operating earnings..................................             $43,384               $48,232
                                                                   =======               =======

------------------------

(1) Certain unallocated corporate charges such as business license taxes, pension expense and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance.

                             PLAYTEX PRODUCTS, INC.

                         PART I--FINANCIAL INFORMATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  EARNINGS PER SHARE

    The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three months ended March 31, 2001 and April 1, 2000 (unaudited, in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                 2001        2000
                                                              ----------   --------
Numerator:
  Net earnings--as reported.................................    $12,844    $15,269
  Adjustment for interest on Convertible Note...............        473        473
                                                                -------    -------
    Net earnings--as adjusted...............................    $13,317    $15,742
                                                                =======    =======
Denominator:
  Weighted average shares outstanding--as reported..........     60,971     60,684
  Adjustment for dilutive effect of employee stock
    options.................................................         81        712
  Adjustment for dilutive effect of Convertible Notes.......      2,611      2,611
                                                                -------    -------
  Weighted average shares outstanding--as adjusted..........     63,663     64,007
                                                                =======    =======
Basic Earnings Per Share....................................    $   .21    $   .25
Diluted Earnings Per Share..................................    $   .21    $   .25

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

                             PLAYTEX PRODUCTS, INC.
                         PART I--FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

    - the condensed financial statements and notes included in this report and

    - audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 30, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things the Risk Factors that are listed in
Item I. of our Annual Report on Form 10-K for the year ended
December 30, 2000, and:

- price and product changes,               - our level of debt,

- promotional activity by competitors,     - interest rate fluctuations,

- the loss of a significant customer,      - future cash flows,

- capacity limitations,                    - dependence on key employees,

- the difficulties of integrating          - highly competitive nature of consumer
acquisitions,                              products business, and
- raw material and manufacturing costs,    - general economic conditions which may
- adverse publicity and product liability  impact the level of consumer spending.
    claims,
- impact of weather conditions, especially
    on our Sun Care product sales,

You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this document after the date hereof. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

TRADEMARKS

    We have proprietary rights to a number of trademarks important to our businesses, such as:
ACTIVE SPORT, BABY MAGIC, BANANA BOAT, BINACA, BINKY, BLASTERS, BIG SIPSTER, CHUBS, COOL COLORZ, COMFORTFLOW, COOLSTRAW, DENTAX, DIAPER GENIE, DROP-INS, FAST BLAST, FUNKY FRUIT, GENTLE GLIDE, GET ON THE BOAT, HANDSAVER, LIPPOPS, MOST LIKE MOTHER, MR. BUBBLE, NATURAL ACTION, OGILVIE, PRECISELY RIGHT, PRECISION FLO, QUICKSTRAW, QUIK BLOK, SAFE'N SURE, SILK GLIDE, SIPEASE, SLIMFITS, TUB MATE, TEK, TUSSY,

VENTAIRE, WET ONES and WHISPER WAVE. We also own a royalty free license in perpetuity to the PLAYTEX and LIVING trademarks, and to the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

ITEMS AFFECTING COMPARABILITY

    Our results for the first quarter of 2001 are for the 13-week period ended March 31, 2001 and our results for the first quarter of 2000 are for the 14-week period ended April 1, 2000. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
  THREE MONTHS ENDED APRIL 1, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $2.7 million, or 1%, to $220.8 million in the first quarter of 2001. Our comparative first quarter results were negatively impacted by: a sluggish economic environment, competitive pressures primarily in Infant Care, and the impact of the extra week in the first quarter of 2000.

PERSONAL PRODUCTS DIVISION--Net sales decreased $6.4 million, or 5%, to $114.9 million in the first quarter of 2001.

        Net sales of INFANT CARE products decreased $3.4 million, or 5%, to $65.5 million in the first quarter of 2001. The sales decline was primarily the result of continued competitive activity and the recall of two of our latex pacifier products during the second quarter of 2000. We estimate the recall negatively impacted our net sales by an estimated $1.3 million on a comparative basis. We believe our Infant Care businesses will remain highly competitive in the future. As a result, we will continue to defend our competitive positions through product innovation, the introduction of new products and targeted advertising and promotional activity.

           In INFANT FEEDING, our dollar market share decreased 2.0 percentage points in the first quarter of 2001, to 38.7%, from 40.7% in the first quarter of 2000. The dollar market share decline was the result of increased competitive activity in our Cups business and, to a lesser extent, our recall of two pacifier products in May 2000.

               In CUPS, our dollar market share decreased 3.7 percentage points in the first quarter of 2001, to 54.0%, from 57.7% in the first quarter of 2000. The cups category, based on total dollar volume of cups purchased by consumers, grew 2% in the first quarter of 2001 and our retail consumption decreased 5%. The cups category has become increasingly competitive with an influx of additional product offerings, many of which are priced lower than ours. We extended our line of Cup products with two new offerings in late 2000. These line extensions and other defensive actions we have recently taken helped increase our dollar market share 3.5 percentage points compared to the fourth quarter of 2000. We believe the category will remain competitive but we believe our market share has stabilized over the last six months.

               In DISPOSABLE FEEDING, our dollar market share increased
           2.2 percentage points in the first quarter of 2001, to 83.3%, from 81.1% in the first quarter of 2000. Retail consumption in the category decreased 3.7% in the first quarter of 2001 and our consumption decreased 1.1%. We believe our market share gains are attributable to consumers returning to our franchise after a competitor decreased promotional spending behind a new product offering. We believe the decline in consumption is attributable to new innovative products in the reusable hard bottle segment, driven in part by our innovation in the hard bottle segment.

               In REUSABLE HARD BOTTLES, our dollar market share increased
           2.8 percentage points in the first quarter of 2001, to 15.6%, from 12.8% in the first quarter of 2000. Retail consumption of our reusable hard bottles increased 24.2% while the category grew 2.0%. This success was the result of our introduction of two new innovative hard bottles, VeNTAIRE and PRECISION FLO.

           In DIAPER PAILS (pails and liner refills), our dollar market share increased 2.5 percentage points in the first quarter of 2001, to 90.4%, from 87.9% in the first quarter of 2000. Retail consumption in the category decreased 3.8% and our consumption decreased 1%.

           In PRE-MOISTENED TOWELETTES (hands and face segment), our dollar market share decreased 15.6 percentage points in the first quarter of 2001, to 60.3%, from 75.9% in the first quarter of 2000. Retail consumption of our WET ONES brand increased 3.9% in the first quarter of 2001 while the category grew 30.8%. There has been a steady influx of new competitors to the category since the first quarter of 2000. The new competitors are making significant investments in advertising and promotion to generate trial use of their products. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face segment. We believe the influx of new consumers to the category will benefit our product offerings when our competitors return to more normal promotional support levels. We are preparing for the summer season, which typically is the highest consumption period, with significant display activity. In addition, we recently introduced a new product, Ultra WET ONES, a larger sized wipe positioned as a head-to-toe portable washcloth.

           In INFANT TOILETRIES, our dollar market share decreased
       1.3 percentage points in the first quarter of 2001, to 11.3%, from 12.6% in the first quarter of 2000. Retail consumption of our BABY MAGIC brand decreased 3.3% while the category grew 7.8%. We are preparing to launch new BABY MAGIC packaging and graphics, as well as new product offerings during the second half of 2001.

        Net sales of FEMININE CARE products decreased $2.9 million, or 6%, to $49.4 million in the first quarter of 2001. Our share of the U.S. tampon category declined 0.4 percentage points in the first quarter of 2001, to 30.0%, from 30.4% in the first quarter of 2000. Our retail consumption grew 3.5%, in dollars, while the category grew 4.7%. The tampon category experienced an increase in price promotional activity in the first quarter of 2001.

    CONSUMER PRODUCTS DIVISION--Net sales increased $1.3 million, or 2%, to $69.7 million in the first quarter of 2001.

        Net sales of SUN CARE products decreased $0.4 million, or 1%, to $45.4 million in the first quarter of 2001. For the 2001 Sun Care season to date, from the beginning of fiscal December 2000 through the end of fiscal March 2001, net sales are up 3% versus the same period in 2000. Our dollar market share of the sun care category grew 0.8 percentage points in the first quarter of 2001, to 18.0%, from 17.2% in the first quarter of 2000. Retail consumption of our Sun Care products increased 9.8%, in dollars, surpassing the category, which grew 5.0%. The first quarter is not a heavy sun care consumption period. Our dollar market share tends to be lower in the first and fourth quarters, since consumption during these time frames is more heavily weighted to sunless products.

        Net sales of HOUSEHOLD PRODUCTS increased $0.8 million, or 6%, to $13.1 million in the first quarter of 2001. The increase was due primarily to our WOOLITE business, which grew its dollar market share to 18.9% of the rug and upholstery cleaning category, an increase of 0.4 percentage points compared to the first quarter of 2000. In the first quarter of 2001, we launched WOOLITE Spot & Stain Wipes, an innovative new entry in the category. Our Gloves business had similar results. Our dollar market share of the category grew 0.6 percentage points in the first quarter of 2001, to 36.4%, from 35.8% in the first quarter of 2000. Retail consumption of our gloves products increased 3.4%, in dollars, surpassing the category, which grew 1.9%. This growth was driven by our disposable gloves segment, which has made distribution gains since the first quarter of 2000.

        Net sales of PERSONAL GROOMING products increased $0.9 million, or 9%, to $11.2 million in the first quarter of 2001. Our two largest Personal Grooming brands, OGILVIE and BINACA, each experienced growth in market share and retail consumption. OGILVIE increased its dollar market share to 69.8% of the at-home permanents/straighteners category, which was a gain of
    5.6 percentage points compared to the first quarter of 2000. Retail consumption of our OGILVIE products increased 6.3%, in dollars, surpassing the category, which declined 2.3%. BINACA increased its dollar market share to 49.6% of the breath spray and drops category, which was a gain of
    3.7 percentage points compared to the first quarter of 2000. The successful introduction of FAST BLAST and more front-end store placements helped increase our retail consumption 4.9% despite a 2.8% decline in the category.

    INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $2.3 million, or 7%, to $36.2 million in the first quarter of 2001. The increase was due primarily to higher net sales in our non-North America markets and the specialty classes of trade. The growth in net sales in our non-North America businesses was due primarily to strong results in our Baby Wipes and Sun Care product lines. The growth in the specialty classes of trade was due primarily to increased net sales of Cups products.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased
$3.6 million, or 3%, to $126.1 million in the first quarter of 2001. As a percent of net sales, gross profit decreased 0.9 percentage points, to 57.1%. Our gross profit was negatively impacted by higher fixed manufacturing costs for products sold. We reduced our manufacturing volumes in the first quarter of 2001 to adjust inventory to an appropriate level following the fourth quarter 2000 shortfall in sales.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $4.1 million, or 5%, to $79.9 million in the first quarter of 2001. As a percent of net sales, product contribution decreased 1.4 percentage points to 36.2%. The decreases were due to our lower net sales, higher fixed manufacturing costs, as noted above, and our continued investment in our brands. Advertising and promotional expenditures increased $0.5 million to 20.9% of net sales versus 20.4% in the first quarter of 2000, due primarily to higher spending behind our Infant Care brands.

    PERSONAL PRODUCTS DIVISION--Product contribution decreased $9.0 million, or 18%, to $41.7 million in the first quarter of 2001. As a percent of net sales, product contribution decreased 5.5 percentage points to 36.3%. The decrease was due primarily to lower net sales driven by a sluggish economic environment and competitive pressures in some of our Infant Care businesses. In addition, we increased our advertising and promotional spending.

    CONSUMER PRODUCTS DIVISION--Product contribution increased $3.8 million, or 18%, to $25.7 million in the first quarter of 2001. As a percent of net sales, product contribution increased 4.9 percentage points to 36.9%. The increases were due primarily to higher net sales, improved product cost in key brands and lower advertising and promotional expenses as a percent of net sales.

    INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased
    $1.7 million, or 13%, to $14.5 million in the first quarter of 2001. As a percent of net sales, product contribution increased 2.4 percentage points to 40.2%. The increase in product contribution was due primarily to higher net sales and lower advertising and promotional expenses as a percent of net sales.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $4.8 million, or 10%, to $43.4 million in the first quarter of 2001. The decrease in operating earnings was the result of lower consolidated product contribution as discussed above, and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases.

CONSOLIDATED INTEREST EXPENSE--Our consolidated interest expense decreased
$0.9 million, or 4%, to $21.1 million in the first quarter of 2001, due to lower average debt balances compared to the same period in the prior year. We reduced our average level of debt by $50.6 million, or 5%, since the first quarter of 2000 due to excess cash provided from operations and our desire to reduce our debt levels. The weighted average interest rate we pay on our variable rate debt increased 53 basis points, to 7.89%, from 7.36% in the first quarter of 2000.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased
$1.5 million, or 14%, to $9.4 million in the first quarter of 2001. As a percent of pre-tax earnings, our effective tax rate increased 0.7 percentage points to 42.4% of pre-tax earnings. Our effective tax rate increases as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

FINANCIAL CONDITION AND LIQUIDITY

    Historically, we have funded our working capital, debt service requirements and capital expenditures through cash flow from operations and borrowings under our Senior Credit Facilities. At March 31, 2001, our working capital (current assets net of current liabilities) increased $24.3 million to $98.5 million as compared to December 30, 2000.

    - Total current assets increased $29.8 million to $275.1 million at March 31, 2001 compared to December 30, 2000. Our receivables increased $31.2 million as sales increased by $30.7 million compared to the fourth quarter of 2000, due in part, to the seasonal nature of our Sun Care business. All other current assets decreased by $1.4 million.

    - Total current liabilities increased $5.5 million at March 31, 2001 compared to December 30, 2000. This occurred primarily as a result of an increase of $6.4 million in accrued income tax payments and $3.9 million associated with principal debt obligations due within the next twelve months. Our accounts payable balances declined $3.4 million due primarily to the timing of payments. All other current liabilities decreased
      $1.4 million.

    Sun care shipments are highly seasonal, with at least 80 percent of our sales in the last two years to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from February to September due to extended credit terms on a portion of our Sun Care sales. In accordance with industry practice, we also allow our customers to return unsold Sun Care products at the end of the sun care season. We reserve amounts on our balance sheet as we sell our Sun Care products based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. However, actual historical return rates as a percentage of net sales have fluctuated within a fairly narrow range.

    Capital expenditures for equipment and facility improvements were $5.2 million for the first quarter of 2001. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2001 are expected to be between $23.0 million and $25.0 million.

    At March 31, 2001, long-term debt (including current portion but excluding obligations due to related party) was $944.0 million compared to $931.6 million at December 30, 2000. The increase of $12.4 million relates to Revolving Credit Facility borrowings of $21.8 million to fund the working capital needs of our Sun Care business, offset, in part, by scheduled principal repayments on our Term

Loan and Term A Loan of $9.4 million. At March 31, 2001, we had $86.0 million available to borrow under our Revolving Credit Facility. The amount of money we are able to borrow from our Revolving Credit Facility reduces over time. The first reduction of $5.0 million occurred on December 15, 2000.

    Terms of the Revolving Credit Facility, Term A Loan and the Term Loan require us to meet certain financial tests and also include conditions or restrictions on:

- new indebtedness and liens,              - capital expenditures and asset sales,
                                           and

- major acquisitions or mergers,           - dividends and other distributions.

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

    We believe that we will generate sufficient cash flow from operations for:

- working capital,                         - interest payments on all of our debt,
                                           and

- capital expenditures,                    - scheduled principal payments under the
                                           Term A Loan and the Revolving
                                           Credit Facility.

However, we do not expect to generate sufficient cash flow from operations to make the final principal payment due in 2003 on the Term Loan and the 9% Notes, which collectively total $595.5 million, nor the $150 million principal payment due in 2004 on the 8 7/8% Senior Notes. Accordingly, we will either refinance our obligations (which is our intention, as described below), sell assets, or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future-borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

    Our remaining fixed principal debt repayment obligations are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

- $35.7 million in 2001,                   - $627.8 million in 2003, and

- $58.7 million in 2002,                   - $200.0 million in 2004.

    At present, we have no debt obligations due after June 15, 2004. We are currently in the process of refinancing our indebtedness. We expect to call for redemption our 9% Notes and our 8 7/8% Notes. We also expect to repay all borrowings outstanding under our Senior Credit Facilities. We will not call the Convertible Notes.

    We have entered into a commitment letter with Credit Suisse First Boston providing for a new senior secured credit facility (the "New Credit Facility") and a new receivables purchase facility (the "Receivables Facility"). The New Credit Facility will provide for borrowings of up to an aggregate principal amount of $625.0 million with a syndicate of financial institutions. The New Credit Facility will consist of a $100.0 million tranche A term loan, $400.0 million tranche B term loan, and a $125.0 million revolving credit facility. The New Credit Facility will require us to meet certain financial tests and also include conditions or restrictions on:

- new indebtedness and liens,              - capital expenditures and asset sales,
                                           and

- major acquisitions or mergers,           - dividends and other distributions.

    The Receivables Facility will be for up to $100.0 million, and we will enter into it through a newly formed, wholly owned, bankruptcy-remote special purpose subsidiary. We intend to sell certain trade accounts receivables to this subsidiary, and in return will receive cash proceeds and an equity interest in this subsidiary. The subsidiary will obtain funds to purchase the trade accounts through a receivables purchase facility with affiliates of Credit Suisse First Boston.

    We also intend to issue $350.0 million aggregate principal amount of senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are expected to bear interest at a fixed rate and mature in 2011. The Senior Subordinated Notes will be guaranteed by certain of our domestic subsidiaries, subject to optional redemption under certain circumstances, and will contain similar restrictions and requirements as the New Credit Facility.

    We expect to incur an extraordinary loss in the second quarter of 2001 as a result of this offering and the Refinancing Transactions. This extraordinary loss is expected to be between $18.0 million and $19.0 million, net of income tax benefits, and will be the result of:

    - call premiums payable upon the redemption of the 8 7/8% Notes and the 9% Notes;

    - write-off of unamortized deferred financing costs from early extinguishment of existing indebtedness;

    - break-up fees payable upon the termination of our two existing interest rate swap agreements related to our Existing Credit Facility; and

    - duplicative interest expense pending the redemption of the 8 7/8% Notes and the 9% Notes from the closing of this offering and the satisfaction and discharge of the 8 7/8% Notes and the 9% Notes to the time of their cash redemption in accordance with the required notice periods.

    If the refinancing of our indebtedness is completed substantially as described, then over the next twelve months, we expect to be able to meet our operating cash, capital expenditure, and debt service requirements through cash flow from operations and borrowings under the New Credit Facility.

    Since the beginning of 1998, we have made a number of acquisitions including PCH, Carewell, BINKY, DIAPER GENIE and BABY MAGIC. We financed these transactions by borrowing additional money on our Term Loan and Term A Loan, utilizing available borrowings under our Revolving Credit Facility and issuing the Convertible Notes and shares of our Common Stock. In total, we borrowed $332.9 million and issued 9,257,345 shares of our Common Stock. We will continue to consider the acquisition of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted.

    Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective for us on December 31, 2000. We are currently a party to two derivative instruments that we entered into in November 2000, for no other purpose than to hedge against interest rate volatility on $300 million of our variable rate indebtedness associated with our Term A Loan and Term Loan. Upon implementation of SFAS 133, we recorded a current liability on our balance sheet with a corresponding charge to other comprehensive earnings. The adoption of SFAS 133 may cause increased volatility in our results of operations in the future if we change our policies or enter into new derivative instruments, which do not meet the requirements for hedge accounting under SFAS 133.

    In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which becomes effective for us in the second quarter of 2001. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including: discounts, coupons, rebates, and free products or services, offered voluntarily to customers. We have made a preliminary evaluation of the effect of this statement on our financial statements. As required by this Issue, we will restate our net sales and advertising and promotion expenses. This restatement will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This issue will not have any impact on our reported operating earnings, net income, or earnings per share. It will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin. For our first quarter ended March 31, 2001, this issue would have had the following effect on our reported results (unaudited, in thousands):

                                               THREE MONTHS ENDED MARCH 31, 2001
                                             --------------------------------------
                                             AS REPORTED   ADJUSTMENT   AS ADJUSTED
                                             -----------   ----------   -----------
Net sales..................................   $220,776      $(12,762)    $208,014
Gross profit...............................    126,067       (12,762)     113,305
Advertising and sales promotion............     46,199       (12,762)      33,437
Operating earnings.........................   $ 43,384      $     --     $ 43,384

                             PLAYTEX PRODUCTS, INC.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 30, 2000.

    As of the end of April 2001, there were approximately 12 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:

    b.  Reports on Form 8-K

    On January 11, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to
Item 5, we provided information on earnings expectations for the fourth quarter of 2000 and for the year 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At March 31, 2001, our total indebtedness consisted of $560.0 million in fixed rate debt and $384.1 million in variable rate debt. We are currently a party to two derivative instruments that we entered into in November 2000, for no other purpose than to hedge against interest rate volatility on $300.0 million of our variable rate indebtedness associated with our Term A Loan and Term Loan. These two swaps effectively fix the interest rate on $300.0 million of our variable rate indebtedness under the Term and Term A loans. Based on our interest rate exposure at March 31, 2001, a 1% increase in interest rates would result in an estimated $0.8 million of additional interest expense on an annualized basis.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PLAYTEX PRODUCTS, INC.

DATE:  May 7, 2001                                     BY:  /S/ MICHAEL R. GALLAGHER
                                                            ----------------------------------------
                                                            Michael R. Gallagher
                                                            CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)

DATE:  May 7, 2001                                     BY:  /S/ GLENN A. FORBES
                                                            ----------------------------------------
                                                            Glenn A. Forbes
                                                            EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                            OFFICER)