Form 10-Q
period 2001-06-30
PLAYTEX PRODUCTS INC
filed 2001-08-14
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

Yes |X| No |_|

      At August 13, 2001 61,016,199 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC
                                      INDEX

                                                                           PAGE
                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements ...................  3 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................... 16 - 25

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .....     26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................     27

Item 4.  Submission of Matters to a Vote of Security Holders ...........     27

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits ..................................................     28

         (b) Reports on Form 8-K .......................................     28

         Signatures ....................................................     29

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 JUNE 30,       DECEMBER 30,
                                                                                   2001             2000
                                                                               -----------       -----------
                                    ASSETS                                     (Unaudited)
Current assets:
     Cash ...............................................................      $    30,859       $    10,282
     Receivables, less allowance for doubtful accounts ..................           35,427           130,970
     Retained interest in receivables ...................................           48,470                --
     Inventories ........................................................           73,585            85,326
     Deferred income taxes ..............................................           12,976            13,321
     Other current assets ...............................................            3,521             5,416
                                                                               -----------       -----------
         Total current assets ...........................................          204,838           245,315
Net property, plant and equipment .......................................          123,282           118,155
Intangible assets, net ..................................................          664,733           675,263
Deferred financing costs ................................................           19,031            12,334
Due from related party ..................................................           80,017            80,017
Other noncurrent assets .................................................            9,034             8,300
                                                                               -----------       -----------
         Total assets ...................................................      $ 1,100,935       $ 1,139,384
                                                                               ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................      $    36,232       $    51,535
     Accrued expenses ...................................................           66,751            69,800
     Income taxes payable ...............................................            9,728             4,622
     Current maturities of long-term debt ...............................            7,400            45,125
                                                                               -----------       -----------
         Total current liabilities ......................................          120,111           171,082
Long-term debt ..........................................................          892,600           886,438
Due to related party ....................................................           78,386            78,386
Other noncurrent liabilities ............................................           13,195            12,814
Deferred income taxes ...................................................           47,045            46,727
                                                                               -----------       -----------
         Total liabilities ..............................................        1,151,337         1,195,447
                                                                               -----------       -----------
Stockholders' equity:
     Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,016,199 shares at June 30, 2001 and 60,970,899
       shares at December 30, 2000 ......................................              610               609
     Additional paid-in capital .........................................          524,089           523,706
     Retained earnings (deficit) ........................................         (571,583)         (577,220)
     Accumulated other comprehensive earnings ...........................           (3,518)           (3,158)
                                                                               -----------       -----------
         Total stockholders' equity .....................................          (50,402)          (56,063)
                                                                               -----------       -----------
         Total liabilities and stockholders' equity .....................      $ 1,100,935       $ 1,139,384
                                                                               ===========       ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                                                     THREE MONTHS ENDED
                                                                                  ------------------------
                                                                                   JUNE 30,        JULY 1,
                                                                                    2001            2000
                                                                                  ---------       --------
Net sales ..................................................................      $ 224,101       $229,589
Cost of sales ..............................................................         93,651         97,967
                                                                                  ---------       --------

    Gross profit ...........................................................        130,450        131,622

Operating expenses:
    Advertising and sales promotion ........................................         51,689         51,019
    Selling, distribution and research .....................................         23,613         22,768
    Administrative .........................................................          7,372          6,961
    Amortization of intangibles ............................................          5,515          5,608
                                                                                  ---------       --------

        Total operating expenses ...........................................         88,189         86,356

            Operating earnings .............................................         42,261         45,266

Interest expense including related party interest expense of
    $3,037 for both periods presented, net of related party
    interest income of $3,001 for both periods presented ...................         20,152         21,224

Other expense ..............................................................          1,077             --
                                                                                  ---------       --------

            Earnings before income taxes ...................................         21,032         24,042

Income taxes ...............................................................          8,903         10,002
                                                                                  ---------       --------

            Earnings before extraordinary loss .............................         12,129         14,040
                                                                                  ---------       --------

Extraordinary loss on early extinguishment of debt,
    net of $12,829 tax benefit .............................................        (19,336)            --
                                                                                  ---------       --------

           Net (loss) earnings .............................................      $  (7,207)      $ 14,040
                                                                                  =========       ========

Earnings per share before extraordinary loss:
    Basic ..................................................................      $    0.20       $   0.23
                                                                                  =========       ========
    Diluted ................................................................      $    0.20       $   0.23
                                                                                  =========       ========

(Loss) earnings per share:
    Basic ..................................................................      $   (0.12)      $   0.23
                                                                                  =========       ========
    Diluted ................................................................      $   (0.11)      $   0.23
                                                                                  =========       ========

Weighted average shares outstanding:
    Basic ..................................................................         60,989         60,786
                                                                                  =========       ========
    Diluted ................................................................         63,710         63,904
                                                                                  =========       ========

    See the accompanying notes to condensed consolidated financial statements

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands except per share data)

                                                                                      SIX MONTHS ENDED
                                                                                  ------------------------
                                                                                   JUNE 30,        JULY 1,
                                                                                     2001           2000
                                                                                  ---------       --------
Net sales ..................................................................      $ 444,877       $453,096
Cost of sales ..............................................................        188,360        191,772
                                                                                  ---------       --------

    Gross profit ...........................................................        256,517        261,324

Operating expenses:
    Advertising and sales promotion ........................................         97,888         96,713
    Selling, distribution and research .....................................         46,617         45,461
    Administrative .........................................................         15,337         14,452
    Amortization of intangibles ............................................         11,030         11,200
                                                                                  ---------       --------

        Total operating expenses ...........................................        170,872        167,826

            Operating earnings .............................................         85,645         93,498

Interest expense including related party interest expense of
    $6,075 for both periods presented, net of related party
    interest income of $6,001 for both periods presented ...................         41,255         43,266

Other expense ..............................................................          1,077             --
                                                                                  ---------       --------

            Earnings before income taxes ...................................         43,313         50,232

Income taxes ...............................................................         18,340         20,923
                                                                                  ---------       --------

            Earnings before extraordinary loss .............................         24,973         29,309
                                                                                  ---------       --------

Extraordinary loss on early extinguishment of debt,
    net of $12,829 tax benefit .............................................        (19,336)            --
                                                                                  ---------       --------

           Net earnings ....................................................      $   5,637       $ 29,309
                                                                                  =========       ========

Earnings per share before extraordinary loss:
    Basic ..................................................................      $    0.41       $   0.48
                                                                                  =========       ========
    Diluted ................................................................      $    0.41       $   0.47
                                                                                  =========       ========

Earnings per share:
    Basic ..................................................................      $    0.09       $   0.48
                                                                                  =========       ========
    Diluted ................................................................      $    0.10       $   0.47
                                                                                  =========       ========

Weighted average shares outstanding:
    Basic ..................................................................         60,980         60,735
                                                                                  =========       ========
    Diluted ................................................................         63,687         63,955
                                                                                  =========       ========

    See the accompanying notes to condensed consolidated financial statements

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS
                            (Unaudited, in thousands)

                                                                                                      ACCUMULATED
                                              COMMON                      ADDITIONAL     RETAINED        OTHER
                                              SHARES           COMMON      PAID-IN       EARNINGS    COMPREHENSIVE
                                            OUTSTANDING        STOCK       CAPITAL       (DEFICIT)      EARNINGS        TOTAL
                                            -----------       -------    -----------   -----------   -------------    ----------
Balance, December 30, 2000................     60,971         $   609    $   523,706   $  (577,220)     $ (3,158)     $  (56,063)
Net earnings..............................         --              --             --         5,637            --           5,637
Foreign currency translation
   adjustment.............................         --              --             --            --          (360)           (360)
                                                                                                                      ----------
      Comprehensive earnings..............                                                                                 5,277
Stock issued to employees exercising
   stock options..........................         45               1            383            --            --             384
                                            ---------         -------    -----------   -----------      --------      ----------
      Balance, June 30, 2001..............     61,016         $   610    $   524,089   $  (571,583)     $ (3,518)     $  (50,402)
                                            =========         =======    ===========   ===========      ========      ==========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                             ------------------------
                                                                                              JUNE 30,        JULY 1,
                                                                                                2001           2000
                                                                                             ---------       --------
Cash flows from operations:
    Net earnings ......................................................................      $   5,637       $ 29,309
    Adjustments to reconcile net earnings to net cash flows from operations:
       Extraordinary loss, net of tax benefit .........................................         19,336             --
       Amortization of intangibles ....................................................         11,030         11,200
       Amortization of deferred financing costs .......................................          1,823          1,875
       Depreciation ...................................................................          6,310          5,522
       Deferred income taxes ..........................................................          7,072          6,453
       Other, net .....................................................................           (292)            74
       Net decrease (increase) in working capital accounts (including the net effect of
         accounts receivable sales of $70,900 in 2001) ................................         53,472        (19,758)
                                                                                             ---------       --------

            Net cash flows from operations ............................................        104,388         34,675

Cash flows used for investing activities:
    Purchases of property, plant and equipment ........................................        (11,455)       (15,004)
    Businesses and intangible assets acquired, net ....................................           (500)          (279)
                                                                                             ---------       --------

            Net cash flows used for investing activities ..............................        (11,955)       (15,283)

Cash flows provided by (used for) financing activities:
    Net borrowings under credit facilities ............................................             --        (16,450)
    Long-term debt borrowings .........................................................        850,000             --
    Long-term debt repayments .........................................................       (881,563)        (5,126)
    Payment of financing costs ........................................................        (19,500)            --
    Payment of debt extinguishment fees and related expenses...........................        (21,177)            --
    Issuance of shares of common stock ................................................            384          1,904
                                                                                             ---------       --------

            Net cash flows used for financing activities ..............................        (71,856)       (19,672)

Increase (decrease) in cash ...........................................................         20,577           (280)
Cash at beginning of period ...........................................................         10,282          7,526
                                                                                             ---------       --------

Cash at end of period .................................................................      $  30,859       $  7,246
                                                                                             =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the periods for:
      Interest ........................................................................      $  41,342       $ 40,742
      Income taxes, net of refunds ....................................................      $   7,503       $ 13,691

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that you may expect for the full year.

      Our results for the second quarter of 2001 are for the 13-week period ended June 30, 2001 and our results for the second quarter of 2000 are for the 13-week period ended July 1, 2000. Our results for the six month period ended June 30, 2001 are for a 26-week period, whereas the comparable period in 2000 is for a 27-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ending December 30, 2000 included the extra week, or 53 weeks.

      We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2000. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. If you do not have a copy of our Annual Report on Form 10-K you can obtain one by contacting our Investor Relations department at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2. COMPREHENSIVE EARNINGS

      For the three and six months ended June 30, 2001 and July 1, 2000 foreign currency translation adjustment was the only reconciling item between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):

                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            ------------------------       ------------------------
                                                                             JUNE 30,       JULY 1,         JUNE 30,       JULY 1,
                                                                               2001          2000             2001          2000
                                                                            ---------     ----------       ---------     ----------
 Net earnings.............................................................  $  (7,207)    $   14,040       $   5,637     $   29,309
 Foreign currency translation adjustment..................................        202            (87)           (360)           (73)
                                                                            ---------     ----------       ---------     ----------
     Comprehensive earnings...............................................  $  (7,005)    $   13,953       $   5,277     $   29,236
                                                                            =========     ==========       =========     ==========

3. BALANCE SHEET COMPONENTS

                                                                                                         JUNE 30,      DECEMBER 30,
         The components of certain balance sheet accounts are as follows (in thousands):                   2001            2000
                                                                                                       ------------   -------------
                                                                                                        (Unaudited)
Cash.................................................................................................   $    11,672     $    10,282
Cash--Lock box (1)...................................................................................        19,187              --
                                                                                                        -----------     -----------
      Net............................................................................................   $    30,859     $    10,282
                                                                                                        ===========     ===========

----------

(1) Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 5).

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BALANCE SHEET COMPONENTS (CONTINUED)

                                                                                                    JUNE 30,      DECEMBER 30,
         The components of certain balance sheet accounts are as follows (in thousands):              2001            2000
                                                                                                  ------------   -------------
                                                                                                   (Unaudited)
Receivables.....................................................................................   $    37,009     $   133,207
Less allowance for doubtful accounts............................................................        (1,582)         (2,237)
                                                                                                   -----------     -----------
      Net.......................................................................................   $    35,427     $   130,970
                                                                                                   ===========     ===========

Inventories:
    Raw materials...............................................................................   $    20,765     $    25,140
    Work in process.............................................................................         1,796           1,747
    Finished goods..............................................................................        51,024          58,439
                                                                                                   -----------     -----------
      Total.....................................................................................   $    73,585     $    85,326
                                                                                                   ===========     ===========

Net property, plant and equipment:
    Land........................................................................................   $     2,376     $     2,376
    Buildings...................................................................................        40,765          38,601
    Machinery and equipment.....................................................................       182,390         173,226
                                                                                                   -----------     -----------
                                                                                                       225,531         214,203
    Less accumulated depreciation...............................................................      (102,249)        (96,048)
                                                                                                   -----------     -----------
      Net.......................................................................................   $   123,282     $   118,155
                                                                                                   ===========     ===========

Accrued expenses:
    Advertising and sales promotion.............................................................   $    17,505     $    23,519
    Employee compensation and benefits..........................................................         9,715          13,912
    Interest....................................................................................         9,323          11,233
    Insurance...................................................................................         3,124           3,200
    Other.......................................................................................        27,084          17,936
                                                                                                   -----------     -----------
      Total.....................................................................................   $    66,751     $    69,800
                                                                                                   ===========     ===========

4. LONG-TERM DEBT

                                                                                                    JUNE 30,      DECEMBER 30,
         Long-term debt consists of the following (in thousands):                                     2001            2000
                                                                                                   -----------   -------------
                                                                                                   (Unaudited)
Variable rate indebtedness:
    Term A Loan - 2007..........................................................................   $   100,000     $        --
    Term B Loan - 2009..........................................................................       400,000              --
    Term A Loan.................................................................................            --         129,813
    Revolving Credit Facility...................................................................            --              --
    Term Loan...................................................................................            --         241,750

Fixed rate indebtedness:
    9 3/8% Senior Subordinated Notes due 2011...................................................       350,000              --
    6% Convertible Subordinated Notes due 2004..................................................        50,000          50,000
    8 7/8% Senior Notes due 2004................................................................            --         150,000
    9% Senior Subordinated Notes due 2003.......................................................            --         360,000
                                                                                                   -----------     -----------
                                                                                                       900,000         931,563
    Less current maturities.....................................................................        (7,400)        (45,125)
                                                                                                   -----------     -----------
       Total long-term debt.....................................................................   $   892,600     $   886,438
                                                                                                   ===========     ===========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT (CONTINUED)

      On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). In addition, a wholly-owned consolidated newly formed special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC, entered into a receivables purchase agreement (the "Receivables Facility") with a third party. The total amounts available to us under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated by us, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. The net proceeds from the Refinancing Transaction and the Receivables Facility (see Note
5) were used to pay-off all outstanding balances under our previous credit agreement. In addition, we extinguished our 9% Senior Subordinated Notes due 2003 (the "9% Notes"), and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"). The Refinancing Transaction included:

      o The issuance of $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes").

      o A new senior secured credit facility (the "Senior Secured Credit Facility") consisting of:

            => a new six-year $100.0 million term A loan facility (the "Term A Loan - 2007"),

            => a new eight-year $400.0 million term B loan facility (the "Term B Loan - 2009"), and

            => a new six-year $125.0 million revolving credit facility (the "Revolving Credit Facility").

      The 9 3/8% Notes pay interest semi-annually on June 1 and December 1 of each year, beginning on December 1, 2001. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

                    Year                                           Percentage
                    ----                                           ----------
                    2006...........................................  104.688
                    2007...........................................  103.125
                    2008...........................................  101.563
                    2009 and thereafter............................  100.000

      The Term A Loan - 2007 matures on May 31, 2007. Scheduled principal repayments are made semi-annually and amount to: $3.0 million in fiscal 2001, $9.0 million in fiscal 2002, $12.0 million in fiscal 2003, $17.0 million in fiscal 2004, $23.0 million in fiscal 2005, $24.0 million in fiscal 2006 and $12.0 million in fiscal 2007.

      The Term B Loan - 2009 matures on May 31, 2009. Scheduled principal repayments are made semi-annually and amount to: $0.7 million in fiscal 2001, $1.4 million per year in fiscal years 2002 through 2007, $195.8 million in fiscal 2008 and $195.1 million in fiscal 2009.

      Loans made under the Revolving Credit Facility will mature on May 22, 2007. At June 30, 2001, we had $122.8 million of unused borrowings available to us under the Revolving Credit Facility.

      The rates of interest we pay under the Senior Secured Credit Facility vary over time depending on short-term interest rates and the credit rating assigned to the Senior Secured Credit Facility. We also pay fees on our Revolving Credit Facility commitments, which vary depending on our credit rating.

      Our 6% Convertible Notes due 2004 are convertible into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per common share. The Convertible Notes will mature in 2004 and are callable by us after January 29, 2002. Interest on the notes is paid semi-annually on each January 31 and July 31.

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. In connection with the Refinancing Transaction, our interest rate swap agreements related to our prior credit agreement were terminated. At June 30, 2001, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $500.0 million in variable rate debt. Based on our interest

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT (CONTINUED)

rate exposure at June 30, 2001, a 1% increase in interest rates would result in an estimated $5.0 million of additional interest expense on an annualized basis. The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates. At June 30, 2001 and July 1, 2000, the weighted average interest rate on our variable rate debt, was 7.02% and 7.88%, respectively. The weighted average interest rate on our variable rate debt for the quarters ended June 30, 2001 and July 1, 2000 was 7.19% and 7.64%, respectively.

5. RECEIVABLES FACILITY

      As previously mentioned, in conjunction with the Refinancing Transaction on May 22, 2001, we entered into the Receivables Facility. Under the Receivables Facility, we sell, on a continuous basis to Playtex A/R LLC; a newly formed wholly-owned bankruptcy remote special purpose company, all eligible trade accounts receivable. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivables. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Our Retained Interest in Receivables represents primarily our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC. We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded.

      At June 30, 2001, Playtex A/R LLC had approximately $119.6 million of receivables, of which approximately $70.9 million of undivided fractional interest therein was sold to the Conduit. During the second quarter of 2001, we sold in aggregate approximately $220.8 million of accounts receivable to Playtex A/R LLC. In return, we received from Playtex A/R LLC approximately $172.3 million of cash. We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statement of Operations. This discount, which was $1.0 million in the second quarter of 2001, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of $1.0 million deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

      We account for the sale of accounts receivable to Playtex A/R LLC and related transactions with the conduit in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from our balance sheet. Playtex A/R LLC pays fees on the value of the undivided interest of the receivables sold to the conduit equal to the 30 day LIBOR rate, which is reset weekly. In addition, Playtex A/R LLC pays 0.25% fee on the unused committed portion of the Receivables Facility and a 0.45% liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivables sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our Retained Interest in receivables approximates the fair value.

      Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the Option of the Conduit for up to three years upon satisfaction of certain conditions. The Receivable Facility may be terminated prior to its term in the event of:

      o     nonpayment of principal, fees or other amounts      o     bankruptcy events,
             when due,                                          o     material judgments,
      o     violation of covenants,                             o     defaults under the Receivables Facility, and
      o     failure of any representation or warranty to be     o     a servicing default.
             true in all material respects when made,


                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EXTRAORDINARY LOSS

      We recorded an extraordinary loss during our second quarter ended June 30, 2001 of $19.3 million, net of income tax benefits of $12.8 million, as a result of the Refinancing Transaction (see Note 4). The extraordinary loss was the result of:

      o call premiums payable upon the extinguishment of the 9% Notes and the 8 7/8% Notes,

      o write-off of unamortized deferred financing costs from early extinguishment of debt,

      o fees paid upon the termination of two interest rate swap agreements related to our prior credit facility, and

      o duplicate interest expense from extinguishment until redemption of the 8 7/8% Notes and the 9% Notes.

7. BUSINESS SEGMENTS

      We are organized in three divisions:

      Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      o     PLAYTEX disposable nurser system, cups and          o     BABY MAGIC infant toiletries
             reusable hard bottles                              o     MR. BUBBLE children's bubble bath
      o     WET ONES hand and face towelettes                   o     BABY MAGIC/CHUBS baby wipes, and
      o     DIAPER GENIE diaper disposal system                 o     BINKY pacifiers.


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


      Sun Care                                                  Household Products
      --------                                                  ------------------
      o     BANANA BOAT                                         o     PLAYTEX Gloves
                                                                o     WOOLITE rug and upholstery cleaning products
      Personal Grooming
      -----------------
      o     BINACA breath spray and drops                       o     TEK toothbrushes
      o     OGILVIE at-home permanents                          o     BETTER OFF depilatories, and
      o     TUSSY deodorant                                     o     DOROTHY GRAY skin care products.
      o     DENTAX oral care products

Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

      o     Sales to specialty classes of trade in              o     results from our Canadian and Australian subsidiaries
             the United States including: warehouse             o     export sales
             clubs, military, convenience stores,               o     sales in Puerto Rico, and
             specialty stores, and telemarketing                o     sales of private label tampons.

      The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. BUSINESS SEGMENTS (CONTINUED)

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

      The results of our divisions for the three and six months ended June 30, 2001 and July 1, 2000 are as follows (dollars in thousands):

                                                                                            THREE MONTHS ENDED
                                                                       -----------------------------------------------------------
                                                                               JUNE 30, 2001                     JULY 1, 2000
                                                                       ---------------------------        ------------------------
                                                                           NET           PRODUCT              NET        PRODUCT
                                                                          SALES          CONTRIB.            SALES       CONTRIB.
                                                                       -----------      ----------        -----------   ----------
Personal Products.................................................     $   120,511      $   46,361        $   123,857   $   44,049
Consumer Products.................................................          63,377          19,123             69,273       24,502
International/Corporate Sales.....................................          40,213          15,155             36,459       14,245
Unallocated Charges (1)...........................................              --          (1,878)                --       (2,193)
                                                                       -----------      ----------        -----------   ----------
    Total Consolidated............................................     $   224,101          78,761        $   229,589       80,603
                                                                       ===========                        ===========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution and research................................                          23,613                          22,768
Administrative....................................................                           7,372                           6,961
Amortization of intangibles.......................................                           5,515                           5,608
                                                                                        ----------                      ----------
    Operating earnings............................................                      $   42,261                      $   45,266
                                                                                        ==========                      ==========

                                                                                             SIX MONTHS ENDED
                                                                       -----------------------------------------------------------
                                                                               JUNE 30, 2001                     JULY 1, 2000
                                                                       ---------------------------        ------------------------
                                                                           NET            PRODUCT            NET         PRODUCT
                                                                          SALES           CONTRIB.          SALES        CONTRIB.
                                                                       -----------      ----------        -----------   ----------
Personal Products.................................................     $   235,458      $   88,058        $   245,155   $   94,735
Consumer Products.................................................         133,051          44,829            137,626       46,368
International/Corporate Sales.....................................          76,368          29,690             70,315       27,059
Unallocated Charges (1)...........................................              --          (3,948)                --       (3,551)
                                                                       -----------      ----------        -----------   ----------
    Total Consolidated............................................     $   444,877         158,629        $   453,096      164,611
                                                                       ===========                        ===========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution and research................................                          46,617                          45,461
Administrative....................................................                          15,337                          14,452
Amortization of intangibles.......................................                          11,030                          11,200
                                                                                        ----------                      ----------
    Operating earnings............................................                      $   85,645                      $   93,498
                                                                                        ==========                      ==========

----------

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. EARNINGS PER SHARE

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and six months ended June 30, 2001 and July 1, 2000 (unaudited, in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      --------------------------      --------------------------
                                                                        JUNE 30,        JULY 1,        JUNE 30,         JULY 1,
                                                                          2001           2000            2001            2000
                                                                      -----------    -----------      -----------    -----------
 Numerator--Net earnings before extraordinary loss:
     Net earnings (before extraordinary loss)--Basic.................  $    12,129    $    14,040      $    24,973    $    29,309
     Adjustment for interest on Convertible Notes....................          473            473              946            946
                                                                       -----------    -----------      -----------    -----------
         Net earnings before extraordinary loss--Diluted.............  $    12,602    $    14,513      $    25,919    $    30,255
                                                                       ===========    ===========      ===========    ===========

 Numerator--Net earnings:
     Net earnings (loss)--Basic......................................  $    (7,207)   $    14,040      $     5,637    $    29,309
     Adjustment for interest on Convertible Notes....................          473            473              946            946
                                                                       -----------    -----------      -----------    -----------
         Net earnings--Diluted.......................................  $    (6,734)   $    14,513      $     6,583    $    30,255
                                                                       ===========    ===========      ===========    ===========

  Denominator:
     Weighted average shares outstanding--Basic......................       60,989         60,786           60,980         60,735
     Adjustment for dilutive effect of employee stock options........          110            507               96            609
     Adjustment for dilutive effect of Convertible Notes.............        2,611          2,611            2,611          2,611
                                                                       -----------    -----------      -----------    -----------
         Weighted average shares outstanding--Diluted................       63,710         63,904           63,687         63,955
                                                                       ===========    ===========      ===========    ===========

  Earnings per share--before extraordinary loss:
     Basic........................................................... $      0.20    $      0.23      $      0.41    $      0.48
     Diluted......................................................... $      0.20    $      0.23      $      0.41    $      0.47

  Loss per share--impact of extraordinary loss (1):
     Basic........................................................... $     (0.32)   $        --      $     (0.32)   $        --
     Diluted......................................................... $     (0.30)   $        --      $     (0.30)   $        --

  Earnings (loss) per share:
     Basic........................................................... $     (0.12)   $      0.23      $      0.09    $      0.48
     Diluted......................................................... $     (0.11)   $      0.23      $      0.10    $      0.47

      Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if
- converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on earnings before extraordinary loss (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

----------

(1) During the second quarter of 2001, we incurred an extraordinary loss of $19.3 million, net of tax benefits (see Note 6).

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. CONTINGENT LIABILITIES

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

      o the condensed consolidated financial statements and notes included in this report and
      o audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 30, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things the Risk Factors that are listed in
Item I. of our Annual Report on Form 10-K for the year ended December 30, 2000, and:

      o   price and product changes,                            o   impact of weather conditions, especially
      o   promotional activity by competitors,                       on Sun Care product sales and returns,
      o   the loss of a significant customer,                   o   our level of debt,
      o   capacity limitations,                                 o   interest rate fluctuations,
      o   the difficulties of integrating acquisitions,         o   future cash flows,
      o   raw material and manufacturing costs,                 o   dependence on key employees, and
      o   adverse publicity and product liability claims,       o   highly competitive nature of the consumer
                                                                     products business.

You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

ITEMS AFFECTING COMPARABILITY

      Our results for the second quarter of 2001 are for the 13-week period ended June 30, 2001 and our results for the second quarter of 2000 are for the 13-week period ended July 1, 2000. Our results for the six month period ended June 30, 2001 are for a 26-week period, whereas the comparable period in 2000 is for a 27-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ended December 30, 2000 included the extra week, or 53 weeks. All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revision.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $5.5 million, or 2%, to $224.1 million in the second quarter of 2001. Our comparative second quarter results were negatively impacted by: a difficult economic environment, continuing competitive issues, especially in Infant Care, and unfavorable weather at the start of the sun care season.

      PERSONAL PRODUCTS DIVISION--Net sales decreased $3.3 million, or 3%, to $120.5 million in the second quarter of 2001.

                  Net sales of INFANT CARE products decreased $3.9 million, or
            6%, to $67.2 million in the second quarter of 2001. The sales decline was primarily the result of continued competitive activity, primarily in our Cups and Infant Toiletries businesses. We believe our Infant Care businesses will remain highly competitive in the future. As a result, we will continue to aggressively defend our market share positions through product innovation, the introduction of new products and targeted advertising and promotional activity.

                  In INFANT FEEDING, our dollar market share decreased 3.7
            percentage points in the second quarter of 2001, to 35.4%, from 39.1% in the second quarter of 2000. The dollar market share decline was the result of increased competitive activity in our Cups business and, to a lesser extent, our recall of two pacifier products in May 2000.

                        In CUPS, our dollar market share decreased 8.3
                  percentage points in the second quarter of 2001, to 46.6%, from 54.9% in the second quarter of 2000. The cups category, based on total dollar volume of cups purchased by consumers, decreased 3% in the second quarter of 2001 and our retail consumption decreased 17%. We experienced some improvement in market share in the first quarter of 2001, only to see it fall back in the second quarter of 2001. The cups category has become increasingly competitive with an influx of additional product offerings, many of which are lower priced than ours. Our dollar market share and consumption shortfalls were due primarily to price promotional activities by competitors. We believe the category will remain competitive and sensitive to pricing. As a result, we will support the brand with strategic promotional activities as well as continue to innovate to bring new products to the category.

                        In DISPOSABLE FEEDING, our dollar market share decreased
                  0.4 percentage points in the second quarter of 2001, to 82.0%, from 82.4% in the second quarter of 2000. Retail consumption in the category decreased 4.4% in the second quarter of 2001 and our consumption decreased 5.0%. Our market share and retail consumption shortfalls are attributable to price promotional activities by competitors and growth in the hard bottle segment led by us.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                        In REUSABLE HARD BOTTLES, our dollar market share
                  increased 1.7 percentage points in the second quarter of 2001, to 14.9%, from 13.2% in the second quarter of 2000. Retail consumption of our reusable bottles increased 13.1% while the category increased marginally. This success was the result of our introduction of two new innovative hard bottles, VENTAIRE and PRECISION FLO.

                  In DIAPER PAILS (pails and liner refills), our dollar market share increased 4.5 percentage points in the second quarter of 2001, to 90.4%, from 85.9% in the second quarter of 2000. Retail consumption in the category decreased 7.8% and our consumption decreased 2.9%.

                  In PRE-MOISTENED TOWELETTES (hands and face category), our dollar market share decreased 17.7 percentage points in the second quarter of 2001, to 56.6%, from 74.3% in the second quarter of 2000. Retail consumption of our WET ONES brand increased 5.1% in the second quarter of 2001 while the category grew 38.0%. There has been a steady influx of new competitors to the category and they are making significant investments in advertising and promotion to generate trial of their products. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face category. We believe the influx of new consumers to the category has been beneficial to us given the increased consumption of our product, even though, it has negatively impacted our market share.

                  In INFANT TOILETRIES, our dollar market share decreased 2.2 percentage points in the second quarter of 2001, to 10.2%, from 12.4% in the second quarter of 2000. Retail consumption of our BABY MAGIC brand decreased 13.2% while the category grew 5.9%. Increased competitive activity has been the driving factor on this market share decline. We have a number of new products as well as revised packaging graphics and product-dispensing applications scheduled for launch during the second half of 2001.

            Net sales of FEMININE CARE products increased $0.6 million, or 1%, to $53.4 million in the second quarter of 2001. Our share of the U.S. tampon category declined 0.3 percentage points in the second quarter of 2001, to 30.9%, from 31.2% in the second quarter of 2000. Our retail consumption grew 2.2%, in dollars, while the category grew 3.3%. The tampon category experienced an increase in price promotional activity beginning early in 2001. Our market share increased 0.9 percentage points in the second quarter of 2001 compared to the first quarter of 2001 as we see some price promotion abatement from a competitor. We believe the category is not impacted materially by price promotional activity due to the consumer loyalty historically found in this category.

CONSUMER PRODUCTS DIVISION--Net sales decreased $5.9 million, or 9%, to $63.4 million in the second quarter of 2001.

            Net sales of SUN CARE products decreased $6.0 million, or 13%, to $39.7 million in the second quarter of 2001. Our dollar market share of the sun care category decreased 1.0 percentage point in the second quarter of 2001, to 20.9%, from 21.9% in the second quarter of 2000. Retail consumption of our Sun Care products increased 3.2%, in dollars, while the category grew 9.7%. The sun care season got off to a slow start with an unfavorable weather pattern in early May through the Memorial Day holiday. We believe this led retailers to cut back on reorders, which typically occur during the second quarter. In addition, the majority of the consumption growth occurred in sunless and indoor tanning products. We do not have any indoor tanning product offerings and while we do have sunless products, they have not been an area of focus for our business. As a result, the growth in consumption of our products has trailed the category as a whole.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                  Net sales of HOUSEHOLD PRODUCTS increased $1.0 million, or 8%, to $13.6 million in the second quarter of 2001. The increase was due to our WOOLITE business, which grew its dollar market share to 19.7% of the rug and upholstery cleaning category, an increase of 1.0 percentage point compared to the second quarter of 2000. Retail consumption of our WOOLITE products increased 4.6%, in dollars, while the category decreased 0.7%. We introduced a new product--WOOLITE Spot & Stain Wipes, in the first quarter of 2001, which aided our market share and consumption growth. In Gloves, our dollar market share decreased 2.9 percentage points in the second quarter of 2001, to 33.6%, from 36.5% in the second quarter of 2000. Retail consumption of our gloves products decreased 4.9%, in dollars, while the category, grew 3.4%. This decrease was due to competitive activities.

                  Net sales of PERSONAL GROOMING products decreased $0.9
            million, or 8%, to $10.0 million in the second quarter of 2001. Our two largest Personal Grooming brands OGILVIE and BINACA each experienced growth in market share. OGILVIE increased its dollar market share to 69.7% of the home perms/straighteners category, which was a gain of 6.3 percentage points compared to the second quarter of 2000. Retail consumption of our OGILVIE products increased 7.8%, in dollars, surpassing the category, which declined 1.9%. BINACA increased its dollar market share to 49.9% of the breath freshener (spray and drops) category, which was a gain of 2.5 percentage points compared to the second quarter of 2000. Retail consumption of our BINACA products declined 1.1%, while the category declined 6.2%. We expect to introduce a new BINACA mint in the second half of 2001 in order to leverage our BINACA brand equity into the power mints category. Net sales of our other Personal Grooming products (toothbrushes and skin care brands) had disappointing quarterly performance with sales declines of 43% and 23%, respectively.

      INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $3.8 million, or 10%, to $40.2 million in the second quarter of 2001. The increase was due primarily to higher net sales in our specialty classes of trade. Net sales in the specialty classes of trade increased 18.0% in the second quarter of 2001 compared to the same period in 2000. Net sales of tampons and our infant cup products accounted for most of the growth.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased $1.2 million, or 1%, to $130.5 million in the second quarter of 2001. As a percent of net sales, gross profit increased 0.9 percentage points, to 58.2%. The dollar decrease in gross profit was due primarily to lower net sales and the higher gross margin percentage was due primarily to product mix and efficiencies derived from our revised distribution network.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $1.8 million, or 2%, to $78.8 million in the second quarter of 2001. The decrease was due to our lower net sales, as noted above, and our continued investment in our brands. Advertising and promotional expenditures increased $0.7 million to 23.1% of net sales versus 22.2% in the second quarter of 2000. Product contribution, as a percent of net sales, was 35.1% for each of the comparable periods.

      PERSONAL PRODUCTS DIVISION--Product contribution increased $2.3 million, or 5%, to $46.4 million in the second quarter of 2001. As a percent of net sales, product contribution increased 2.9 percentage points to 38.5%. The increase was due primarily to lower advertising and promotional spending.

      CONSUMER PRODUCTS DIVISION--Product contribution decreased $5.4 million, or 22%, to $19.1 million in the second quarter of 2001. As a percent of net sales, product contribution decreased 5.2 percentage points to 30.2%. The decreases were primarily the result of lower net sales and media spending.

      INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $0.9 million, or 6%, to $15.2 million in the second quarter of 2001. As a percent of net sales, product contribution decreased 1.4 percentage points to 37.7%. The increase in product contribution was due primarily to higher net sales. The decrease in product contribution margin was due to higher advertising and promotional expenses as a percent of net sales.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $3.0 million, or 7%, to $42.3 million in the second quarter of 2001. The decrease in operating earnings was the result of lower consolidated product contribution as discussed, and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense, net decreased $1.1 million, or 5%, to $20.2 million in the second quarter of 2001, due to lower average debt balances compared to the same period in the prior year. We reduced our average level of debt by $16.7 million, or 2%, since the second quarter of 2000. This decrease was due, in part, to the Refinancing Transaction and the sale of certain trade account receivables to our consolidated special purpose subsidiary, Playtex A/R LLC. The weighted average interest rate we pay on our variable rate debt decreased 45 basis points, to 7.19%, from 7.64% in the second quarter of 2000.

CONSOLIDATED OTHER EXPENSE--As part of the Refinancing Transaction and sale of receivables that occurred during the second quarter of 2001, we incurred consolidated other expense of $1.1 million (see Note 5).

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $1.1 million, or 11%, to $8.9 million in the second quarter of 2001. As a percent of pre-tax earnings, our effective tax rate increased 0.7 percentage points to 42.3% of pre-tax earnings. Our effective tax rate increases, as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $8.2 million, or 2%, to $444.9 million for the six months ended June 30, 2001. Our comparative six months results were negatively impacted by: a difficult economic and competitive environment, the impact of the extra week in the six months ended July 1, 2000, and unfavorable weather at the start of the 2001 sun care season.

PERSONAL PRODUCTS DIVISION--Net sales decreased $9.7 million, or 4%, to $235.5 million for the six months ended June 30, 2001.

            Net sales of INFANT CARE products decreased $7.4 million, or 5%, to $132.7 million for the six months ended June 30, 2001. The sales decline was primarily the result of continued competitive activity, primarily in our Cups and Infant Toiletries businesses. We believe our Infant Care businesses will remain highly competitive in the future.

                  In INFANT FEEDING, our dollar market share decreased 2.6
            percentage points for the six months ended June 30, 2001, to 36.5%, from 39.1% for the six months ended July 1, 2000. The dollar market share decline was the result of increased competitive activity in our Cups business and, to a lesser extent, our recall of two pacifier products in May 2000.

                        In CUPS, our dollar market share decreased 6.0
                  percentage points for the six months ended June 30, 2001, to 48.5%, from 54.5% for the six months ended July 1, 2000. The cups category, based on total dollar volume of cups purchased by consumers, decreased marginally for the six months ended June 30, 2001 and our retail consumption decreased 11.1%. The cups category has become increasingly competitive with an influx of additional product offerings, many of which are lower priced than ours. Our dollar market share and consumption shortfalls were due primarily to price promotional activities by competitors. We believe the category will remain competitive and sensitive

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                  to pricing. As a result, we will support the brand with strategic promotional activities as well as continue to innovate to bring new products to the category.

                        In DISPOSABLE FEEDING, our dollar market share increased
                  0.4 percentage points for the six months ended June 30, 2001, to 82.6%, from 82.2% for the six months ended July 1, 2000. Retail consumption in the category decreased 3.4% for the six months ended June 30, 2001 and our consumption decreased 2.9%. Our market share position improved as consumers returned to our franchise after some initial trial of a heavily promoted new competitive product offering. We believe the decline in retail consumption is attributable to growth in the hard bottle segment led by us.

                        In REUSABLE HARD BOTTLES, our dollar market share
                  increased 2.4 percentage points for the six months ended June 30, 2001, to 15.3%, from 12.9% for the six months ended July 1, 2000. Retail consumption of our reusable bottles increased 18.7% while the category was essentially flat. This success was the result of our introduction of two new innovative hard bottles, VENTAIRE and PRECISION FLO.

                  In DIAPER PAILS (pails and liner refills), our dollar market share increased 0.8 percentage points for the six months ended June 30, 2001, to 90.5%, from 89.7% for the six months ended July 1, 2000. Retail consumption in the category decreased 2.8% and our consumption decreased 1.9%.

                  In PRE-MOISTENED TOWELETTES (hands and face category), our dollar market share decreased 17.4 percentage points for the six months ended June 30, 2001, to 57.1%, from 74.5% for the six months ended July 1, 2000. Retail consumption of our WET ONES brand increased 4.6% for the six months ended June 30, 2001 while the category grew 36.5%. There has been a steady influx of new competitors to the category and they are making significant investments in advertising and promotion to generate trial of their products. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face category. We believe the influx of new consumers to the category will be beneficial to us, even though, it is negatively impacting our market share.

                  In INFANT TOILETRIES, our dollar market share decreased 1.8 percentage points for the six months ended June 30, 2001, to 10.7%, from 12.5% for the six months ended July 1, 2000. Retail consumption of our BABY MAGIC brand decreased 16.1% while the category was essentially flat. Increased competitive activity has been the driving factor on this market share decline. As mentioned previously, new products as well as revised packaging graphics and product-dispensing applications are scheduled for launch during the second half of 2001.

                  Net sales of FEMININE CARE products decreased $2.3 million, or
            2%, to $102.8 million for the six months ended June 30, 2001. Our share of the U.S. tampon category declined 0.3 percentage points for the six months ended June 30, 2001, to 30.5%, from 30.8% for the six months ended July 1, 2000. Our retail consumption grew 2.8%, in dollars, while the category grew 4.0%. The tampon category experienced an increase in price promotional activity beginning early in 2001, which negatively impacted our results. We believe the category is not impacted materially by price promotional activity in the long-term due,to the consumer loyalty historically found in this category.

      CONSUMER PRODUCTS DIVISION--Net sales decreased $4.6 million, or 3%, to $133.1 million for the six months ended June 30, 2001.

                  Net sales of SUN CARE products decreased $6.4 million, or 7%, to $85.2 million for the six months ended June 30, 2001. Our dollar market share of the sun care category decreased 0.9 percentage points in the six months ended June 30, 2001, to 20.4%, from 21.3% for the six months ended July 1, 2000. Retail

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

            consumption of our Sun Care products increased 4.1%, in dollars, while the category grew 8.9%. The sun care season got off to a slow start with an unfavorable weather pattern in early May through the Memorial Day holiday. We believe this led retailers to cut back on reorders, which typically occur during the second quarter. In addition, the majority of the consumption growth occurred in sunless and indoor tanning products. We do not have any indoor tanning product offerings and while we do have sunless products, they have not been an area of focus for our business.

                  Net sales of HOUSEHOLD PRODUCTS increased $1.8 million, or 7%, to $26.7 million for the six months ended June 30, 2001. The increase was due to our WOOLITE business, which grew its dollar market share to 19.3% of the rug and upholstery cleaning category, an increase of 0.7 percentage points compared to the six months ended July 1, 2000. Retail consumption of our WOOLITE products increased 0.7%, in dollars, while the category decreased 3.0%. We introduced a new product--WOOLITE Spot & Stain Wipes, late in the first quarter of 2001, which aided our market share and consumption growth. In Gloves, our dollar market share decreased 1.3 percentage points for the six months ended June 30, 2001, to 34.9%, from 36.2% for the six months ended July 1, 2000. Retail consumption of our gloves products decreased 0.8%, in dollars, while the category, grew 2.7%. This decrease in consumption was due to competitive activities.

                  Net sales of PERSONAL GROOMING products were flat at $21.2 million for the six months ended June 30, 2001 compared to the six months ended July 1, 2000. Our two largest Personal Grooming brands OGILVIE and BINACA each experienced growth in market share and consumption. OGILVIE increased its dollar market share to 69.8% of the home perms/straighteners category, which was a gain of 6.0 percentage points compared to the six months ended July 1, 2000. Retail consumption of our OGILVIE products increased 7.0%, in dollars, surpassing the category, which declined 2.1%. BINACA increased its dollar market share to 49.7% of the breath freshener (spray and drops) category, which was a gain of 3.1 percentage points compared to the six months ended July 1, 2000. Retail consumption of our BINACA products increased 1.9%, while the category declined 4.5%. Net sales of our toothbrushes declined 17% for the six months ended June 30, 2001 compared to the comparable period in 2000 and our skin care brands were essentially flat.

      INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $6.1 million, or 9%, to $76.4 million for the six months ended June 30, 2001. The increase was due primarily to higher net sales in our specialty classes of trade. Net sales in the specialty classes of trade increased 11.0% for the six months ended June 30, 2001 compared to the same period in 2000. Net sales of our feminine care and infant cup products accounted for most of the growth.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased $4.8 million, or 2%, to $256.5 million for the six months ended June 30, 2001. As a percent of net sales, gross profit was unchanged at 57.7% for both of the comparable periods. The dollar decrease in gross profit was due primarily to lower net sales.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $6.0 million, or 4%, to $158.6 million for the six months ended June 30, 2001. As a percent of net sales, product contribution decreased 0.7 percentage points to 35.7%. The decrease, in dollars, was due to our lower net sales, as noted above. The decrease, as a percent of net sales, was due to investing in our brands. Advertising and promotional expenditures increased $1.2 million, to 22.0% of net sales versus 21.3% for the six months ended July 1, 2000. The increased advertising and promotional expenditures were primarily behind our Sun Care and Household Products businesses.

      PERSONAL PRODUCTS DIVISION--Product contribution decreased $6.7 million, or 7%, to $88.1 million for the six months ended June 30, 2001. As a percent of net sales, product contribution decreased 1.2 percentage points to 37.4%. The decreases were due to our lower net sales, driven by competitive pressures Infant Care.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      CONSUMER PRODUCTS DIVISION--Product contribution decreased $1.5 million, or 3%, to $44.8 million for the six months ended June 30, 2001. As a percent of net sales, product contribution was essentially flat at 33.7% for both of the comparable periods. The decline, in dollars, was due to the lower net sales as noted above.

      INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $2.6 million, or 10%, to $29.7 million for the six months ended June 30, 2001. As a percent of net sales, product contribution increased 0.4 percentage points to 38.9%. The increase in product contribution was due primarily to higher net sales and the increase in product contribution margin was due to product mix.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $7.9 million, or 8%, to $85.6 million for the six months ended June 30, 2001. The decrease in operating earnings was the result of lower consolidated product contribution as discussed, and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense, net decreased $2.0 million, or 5%, to $41.3 million for the six months ended June 30, 2001, due to, lower average debt balances compared to the same period in the prior year. We reduced our average level of debt by $33.6 million, or 4%, compared to the average debt levels for the six months ended July 1, 2000. The weighted average interest rate we pay on our variable rate debt increased marginally, to 7.57%, from 7.51% in the comparable six-month period.

CONSOLIDATED OTHER EXPENSE--As part of the Refinancing Transaction and sale of receivables that occurred during the second quarter of 2001, we incurred consolidated other expense of $1.1 million (see Note 5).

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $2.6 million, or 12%, to $18.3 million for the six months ended June 30, 2001. As a percent of pre-tax earnings, our effective tax rate increased 0.7 percentage points to 42.3% of pre-tax earnings. Our effective tax rate increases, as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

FINANCIAL CONDITION AND LIQUIDITY

      On May 22, 2001, we completed a refinancing of our senior indebtedness. We issued $350.0 million principal amount of 9 3/8% Notes, entered into a new senior secured credit facility consisting of a new six-year $100.0 million term A loan facility, a new eight-year $400.0 million term B loan facility, and a new six-year $125.0 million revolving credit facility. In addition, we entered into a Receivables Facility through a newly formed special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our prior credit agreement. In addition, we extinguished our 9% Notes and our 8 7/8% Notes. We recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million, as a result of the Refinancing Transaction. The extraordinary loss included cash payments for: call premiums on the 9% Notes and 8 7/8% Notes, termination fees for two interest rate swap agreements related to our prior credit facility, and duplicative interest expense, net which occurred during the period between extinguishment and redemption of the 9% Notes and 8 7/8% Notes. The extraordinary loss also contained a non-cash provision for the write-off of unamortized deferred financing costs related to the 9% Notes, 8 7/8% Notes and prior credit agreement.

      At June 30, 2001, our working capital (current assets net of current liabilities) increased $10.5 million to $84.7 million compared to $74.2 million at December 30, 2000.

o Total current assets decreased $40.5 million at June 30, 2001 compared to December 30, 2000. The decrease was primarily the result of the sale of accounts receivables via the Receivables Facility and reduced inventory balances due to the seasonal nature of our Sun Care business. Our receivables decreased $95.5 million, primarily as a result of the sale of receivables to Playtex A/R LLC in conjunction with our Receivables

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      Facility. At June 30, 2001, we had a subordinated retained interest in receivables of $48.5 million as part of the Receivables Facility, which amount is reflected as retained interest in receivables in our consolidated financial statements. Inventories decreased $11.7 million at June 30, 2001 due to the seasonality of Sun Care inventory balances.

o Total current liabilities decreased $51.9 million at June 30, 2001 compared to December 30, 2000. The decrease was primarily the result of the Refinancing Transaction, which reduced our current maturities of long-term debt by $37.7 million, to $7.4 million at June 30, 2001. Our accounts payable balance decreased $15.3 million due to our payment for our Sun Care inventory build.

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

      Capital expenditures for equipment and facility improvements were $11.5 million for the six months ended June 30, 2001. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2001 are expected to be comparable to 2000 levels.

      At June 30, 2001, long-term debt (including current portion but excluding obligations due to related party) was $900.0 million compared to $931.6 million at December 30, 2000. On May 22, 2001, we completed a refinancing of our senior indebtedness, which extended our principal debt repayment obligations. Our fixed principal debt repayment obligations at June 30, 2001 are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $3.7 million in 2001,        o     $68.4 million in 2004,
      o     $10.4 million in 2002,       o     $24.4 million in 2005, and
      o     $13.4 million in 2003,       o     $779.7 million thereafter.

      We intend to fund our operating cash, capital expenditures and debt service requirements through cash flow generated from operations, proceeds from the Receivables Facility, and borrowings under the Revolving Credit Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to make the scheduled principle payments on the Term B loan due in fiscal 2008 and 2009, which collectively total $390.9 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principle payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      The Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At June 30, 2001, we had $122.8 million available to borrow under the Revolving Credit Facility. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      Terms of the new Senior Secured Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,       o     capital expenditures and asset sales, and
      o     major acquisitions or mergers,    o     dividends and other distributions.

The terms of the 9 3/8% Notes contain similar restrictions.

      Since the beginning of 1998, we have made a number of acquisitions and financed them by borrowing additional money, issuing a Convertible Note and shares of our common stock. We will continue to consider acquisitions of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted.

      Inflation in the United States and Canada has not had a significant effect on our operations during recent periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Both of these Issues will become effective for us in the first quarter of 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. These issues will require restatement of our net sales and certain advertising and promotion expenses. These restatements will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This will not have any impact on our reported operating earnings, net income, or earnings per share. They will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin. We are currently evaluating the requirements of these Issues and have not determined the magnitude of these restatements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's' impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for us starting in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At June 30, 2001, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $500.0 million in variable rate debt. Based on our interest rate exposure at June 30, 2001, a 1% increase in interest rates would result in an estimated $5.0 million of additional interest expense on an annualized basis.

                              PLAYTEX PRODUCTS INC.
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 30, 2000.

      As of the end of July 2001, there were approximately 10 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on May 31, 2001, the following actions were taken:

      An amendment to our By-Laws was approved.

                        VOTES FOR                             VOTES AGAINST                  VOTES WITHHELD
                        ---------                             -------------                  --------------
                        55,520,206                               146,929                         96,261

      Eleven Nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2002 and until their successors are duly authorized and qualified.

                          NAME                                  VOTES FOR                      VOTES WITHHELD
                  -----------------------                       ----------                     --------------
                  Robert B. Haas                                55,428,276                         335,120
                  Michael R. Gallagher                          55,334,505                         428,891
                  Glenn A. Forbes                               55,427,946                         335,450
                  Richard C. Blum                               55,386,902                         376,494
                  Michael R. Eisenson                           55,428,076                         335,320
                  Timothy O. Fisher                             55,429,346                         334,050
                  C. Ann Merrifield                             55,334,850                         428,546
                  John C. Walker                                55,422,789                         340,607
                  Wyche H. Walton                               55,330,518                         432,878
                  Douglas D. Wheat                              55,423,119                         340,277
                  Kenneth F. Yontz                              55,427,146                         336,250

      The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2001.

                        VOTES FOR                             VOTES AGAINST                  VOTES WITHHELD
                        ---------                             -------------                  --------------
                        55,678,210                                16,410                          68,776

      An amendment to our Stock Option Plan was approved.

                        VOTES FOR                             VOTES AGAINST                  VOTES WITHHELD
                        ---------                             -------------                  --------------
                        53,609,819                              1,425,841                         727,736

                              PLAYTEX PRODUCTS INC.
                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

           *(3)         By-Laws of the Company, as amended through May 31, 2001.

            (4) Indenture, dated May 22, 2001, among Playtex Products Inc., the guarantors named therein and the Bank of New York, as Trustee, in as an exhibit thereto the form of the note. (Incorporated herein by reference to Exhibit
                        4.1 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)

           *(10.1) Playtex 1994 Stock Option Plan for Directors and Executives and Key Employees as amended through April 2001.

            (10.2) Credit Agreement, dated May 22, 2001, among Playtex Products Inc., Credit Suisse First Boston and the lenders from time to time parties to the Credit Agreement. (Incorporated herein by reference to Exhibit
                        10.1 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)

            (10.3) Receivables Purchase Agreement, dated May 22, 2001, among Playtex Products Inc., Credit Suisse First Boston, New York Branch, Playtex A/R LLC and Gramercy Capital Corporation. (Incorporated herein by reference to Exhibit 10.2 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)

      ----------
      *     Filed herewith

      b.    Reports on Form 8-K

      On May 7, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we provided information related to our offering of $350.0 million of senior subordinated notes.

      On May 9, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we provided information related to the pricing of our offering of $350.0 million of 9 3/8% senior subordinated notes due 2011.

                              PLAYTEX PRODUCTS INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PLAYTEX PRODUCTS, INC.


DATE: August 14, 2001           BY: /s/ MICHAEL R. GALLAGHER
                                    --------------------------------------------
                                    Michael R. Gallagher
                                    CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)


DATE: August 14, 2001           BY: /s/ GLENN A. FORBES
                                    --------------------------------------------
                                    Glenn A. Forbes
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              PLAYTEX PRODUCTS INC.
                                INDEX TO EXHIBITS

      EXHIBIT NO.       DESCRIPTION
      -----------       -----------

            3           By-Laws of the Company, as amended through May 31, 2001.

            4 Indenture, dated May 22, 2001, among Playtex Products Inc., the guarantors named therein and the Bank of New York, as Trustee, in as an exhibit thereto the form of the note. (Incorporated herein by reference to Exhibit
                        4.1 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)

            10.1 Playtex 1994 Stock Option Plan for Directors and Executives and Key Employees as amended through April 2001.

            10.2 Credit Agreement, dated May 22, 2001, among Playtex Products Inc., Credit Suisse First Boston and the lenders from time to time parties to the Credit Agreement. (Incorporated herein by reference to Exhibit
                        10.1 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)

            10.3 Receivables Purchase Agreement, dated May 22, 2001, among Playtex Products Inc., Credit Suisse First Boston, New York Branch, Playtex A/R LLC and Gramercy Capital Corporation. (Incorporated herein by reference to Exhibit 10.2 of Playtex's registration statement on Form S-4, dated June 28, 2001, File No. 333-64070.)