Form 10-Q
period 2001-09-29
PLAYTEX PRODUCTS INC
filed 2001-11-13
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

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

Yes |X|  No  |_|

      At November 6, 2001 61,041,199 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                              PLAYTEX PRODUCTS, INC

                                      INDEX

                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.....................  3 - 16

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 17 - 28

Item 3. Quantitative and Qualitative Disclosure about Market Risk.......    29

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................    30

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits....................................................    30

        (b) Reports on Form 8-K.........................................    30

        Signatures......................................................    31

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           SEPTEMBER 29,   DECEMBER 30,
                                                                               2001            2000
                                                                           -------------   ------------
                                    ASSETS                                  (Unaudited)
Current assets:
     Cash ...............................................................   $    33,271    $    10,282
     Receivables, less allowance for doubtful accounts ..................        28,866        130,970
     Retained interest in receivables ...................................        34,137             --
     Inventories ........................................................        72,853         85,326
     Deferred income taxes ..............................................        13,254         13,321
     Other current assets ...............................................         4,873          5,416
                                                                            -----------    -----------
         Total current assets ...........................................       187,254        245,315
Net property, plant and equipment .......................................       124,095        118,155
Intangible assets, net ..................................................       659,218        675,263
Deferred financing costs ................................................        18,520         12,334
Due from related party ..................................................        80,017         80,017
Other noncurrent assets .................................................         9,370          8,300
                                                                            -----------    -----------
         Total assets ...................................................   $ 1,078,474    $ 1,139,384
                                                                            -----------    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................   $    28,009    $    51,535
     Accrued expenses ...................................................        67,699         69,800
     Income taxes payable ...............................................         6,498          4,622
     Current maturities of long-term debt ...............................           700         45,125
                                                                            -----------    -----------
         Total current liabilities ......................................       102,906        171,082
Long-term debt ..........................................................       880,600        886,438
Due to related party ....................................................        78,386         78,386
Other noncurrent liabilities ............................................        13,525         12,814
Deferred income taxes ...................................................        50,929         46,727
                                                                            -----------    -----------
         Total liabilities ..............................................     1,126,346      1,195,447
                                                                            -----------    -----------
Stockholders' equity:
     Common stock, $0.01 par value, authorized 100,000,000 shares, issued
       61,041,199 shares at September 29, 2001 and 60,970,899 shares at
       December 30, 2000 ................................................           610            609
     Additional paid-in capital .........................................       524,318        523,706
     Retained earnings (deficit) ........................................      (569,227)      (577,220)
     Foreign currency translation adjustment ............................        (3,573)        (3,158)
                                                                            -----------    -----------
         Total stockholders' equity .....................................       (47,872)       (56,063)
                                                                            -----------    -----------
         Total liabilities and stockholders' equity .....................   $ 1,078,474    $ 1,139,384
                                                                            ===========    ===========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                  THREE MONTHS ENDED
                                                                             -----------------------------
                                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                                 2001             2000
                                                                             -------------   -------------
Net sales ..................................................................   $187,590         $188,143
Cost of sales ..............................................................     80,009           78,797
                                                                               --------         --------
    Gross profit ...........................................................    107,581          109,346

Operating expenses:
    Advertising and sales promotion ........................................     46,421           42,707
    Selling, distribution and research .....................................     24,057           23,889
    Administrative .........................................................      7,889            7,104
    Amortization of intangibles ............................................      5,515            5,608
                                                                               --------         --------

        Total operating expenses ...........................................     83,882           79,308

           Operating earnings ..............................................     23,699           30,038

Interest expense including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for
    both periods presented .................................................     17,870           21,208
Other expense ..............................................................        663               --
                                                                               --------         --------

           Earnings before income taxes ....................................      5,166            8,830

Income taxes ...............................................................      2,810            4,370
                                                                               --------         --------
           Net earnings ....................................................   $  2,356         $  4,460
                                                                               --------         --------
Earnings per share:
    Basic ..................................................................   $   0.04         $   0.07
                                                                               ========         ========
    Diluted ................................................................   $   0.04         $   0.07
                                                                               ========         ========
Weighted average shares outstanding:
    Basic ..................................................................     61,024           60,872
                                                                               ========         ========
    Diluted ................................................................     61,189           61,364
                                                                               ========         ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands except per share data)

                                                                                   NINE MONTHS ENDED
                                                                             -----------------------------
                                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                                  2001            2000
                                                                             -------------   -------------
Net sales ..................................................................   $ 632,467        $641,239
Cost of sales ..............................................................     268,369         270,569
                                                                               ---------        --------
    Gross profit ...........................................................     364,098         370,670

Operating expenses:
    Advertising and sales promotion ........................................     144,309         139,420
    Selling, distribution and research .....................................      70,674          69,350
    Administrative .........................................................      23,226          21,556
    Amortization of intangibles ............................................      16,545          16,808
                                                                               ---------        --------

        Total operating expenses ...........................................     254,754         247,134

           Operating earnings ..............................................     109,344         123,536

Interest expense including related party interest expense of $9,112 for both periods presented, net of related party interest income of $9,002 for
    both periods presented .................................................      59,125          64,474
Other expense ..............................................................       1,740              --
                                                                               ---------        --------

           Earnings before income taxes ....................................      48,479          59,062

Income taxes ...............................................................      21,150          25,293
                                                                               ---------        --------
           Earnings before extraordinary loss ..............................      27,329          33,769
                                                                               ---------        --------
Extraordinary loss on early extinguishment of debt,
    net of $12,829 tax benefit .............................................     (19,336)             --
                                                                               ---------        --------
           Net earnings ....................................................   $   7,993        $ 33,769
                                                                               =========        ========

Earnings per share before extraordinary loss:
    Basic ..................................................................   $    0.45        $   0.56
                                                                               =========        ========
    Diluted ................................................................   $    0.45        $   0.55
                                                                               =========        ========

Earnings per share:
    Basic ..................................................................   $    0.13        $   0.56
                                                                               =========        ========
    Diluted ................................................................   $    0.14        $   0.55
                                                                               =========        ========
Weighted average shares outstanding:
    Basic ..................................................................      60,995          60,781
                                                                               =========        ========
    Diluted ................................................................      62,854          63,092
                                                                               =========        ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS
                            (Unaudited, in thousands)

                                                                                            ACCUMULATED
                                         COMMON                ADDITIONAL     RETAINED         OTHER
                                         SHARES      COMMON     PAID-IN       EARNINGS     COMPREHENSIVE
                                       OUTSTANDING    STOCK     CAPITAL       (DEFICIT)       EARNINGS        TOTAL
                                       -----------   ------    ----------     ---------    -------------    ---------
Balance, December 30, 2000 .........      60,971      $609      $523,706      $(577,220)      $(3,158)      $(56,063)
Net earnings .......................          --        --            --          7,993            --          7,993
Foreign currency translation
   adjustment ......................          --        --            --             --          (415)          (415)
                                                                                                            --------
      Comprehensive earnings .......                                                                           7,578
Stock issued to employees exercising
   stock options ...................          70         1           612             --            --            613
                                          ------      ----      --------      ---------       -------       --------
      Balance, September 29, 2001 ..      61,041      $610      $524,318      $(569,227)      $(3,573)      $(47,872)
                                          ======      ====      ========      =========       =======       ========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                SEPTEMBER 29,   SEPTEMBER 30,
                                                                                    2001            2000
                                                                                -------------   -------------
Cash flows from operations:
    Net earnings ...........................................................      $   7,993       $ 33,769
    Adjustments to reconcile net earnings to net cash flows from operations:
       Extraordinary loss, net of tax benefits .............................         19,336             --
       Amortization of intangibles .........................................         16,545         16,808
       Amortization of deferred financing costs ............................          2,334          2,812
       Depreciation ........................................................          9,647          8,476
       Deferred income taxes ...............................................          7,459          5,789
       Other, net ..........................................................           (219)           428
    Net decrease in working capital accounts (including the net effect of
      accounts receivable sales of $54,000 in 2001) ........................         66,582         19,007
                                                                                  ---------       --------

           Net cash flows from operations ..................................        129,677         87,089

Cash flows used for investing activities:
    Purchases of property, plant and equipment .............................        (15,861)       (22,376)
    Intangible assets acquired, net ........................................           (500)          (279)
                                                                                  ---------       --------

           Net cash flows used for investing activities ....................        (16,361)       (22,655)

Cash flows provided by (used for) financing activities:
    Net borrowings under credit facilities .................................             --        (32,500)
    Long-term debt borrowings ..............................................        850,000             --
    Long-term debt repayments ..............................................       (900,263)       (23,814)
    Payment of financing costs .............................................        (19,500)            --
    Payment of debt extinguishment fees and related expenses ...............        (21,177)            --
    Issuance of shares of common stock .....................................            613          3,318
                                                                                  ---------       --------

           Net cash flows used for financing activities ....................        (90,327)       (52,996)

Increase in cash ...........................................................         22,989         11,438
Cash at beginning of period ................................................         10,282          7,526
                                                                                  ---------       --------

Cash at end of period ......................................................      $  33,271       $ 18,964
                                                                                  =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the periods for:
      Interest .............................................................      $  51,665       $ 57,086
      Income taxes, net of refunds .........................................      $    (267)      $ 19,688

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

      The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results that you may expect for the full year.

      Our results for the third quarter of 2001 are for the 13-week period ended September 29, 2001 and our results for the third quarter of 2000 are for the 13-week period ended September 30, 2000. Our results for the nine month period ended September 29, 2001 are for a 39-week period, whereas the comparable period in 2000 is for a 40-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ending December 30, 2000 included the extra week, or 53 weeks.

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

2. COMPREHENSIVE EARNINGS

      For the three and nine months ended September 29, 2001 and September 30, 2000 foreign currency translation adjustment was the only reconciling item between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            ------------------------------   -----------------------------
                                            SEPTEMBER 29,    SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001             2000            2001            2000
                                            -------------    -------------   -------------   -------------
Net earnings ..........................        $ 2,356         $ 4,460         $ 7,993         $ 33,769
Foreign currency translation adjustment            (55)           (234)           (415)            (307)
                                               -------         -------         -------         --------
    Comprehensive earnings ............        $ 2,301         $ 4,226         $ 7,578         $ 33,462
                                               =======         =======         =======         ========

3.   BALANCE SHEET COMPONENTS

      The components of certain balance sheet accounts are as follows (in thousands):

                                                 SEPTEMBER 29,   DECEMBER 30,
                                                     2001            2000
                                                 -------------   ------------
                                                  (Unaudited)
Cash .................................              $21,670        $10,282
Cash--lock box (1) ...................               11,601             --
                                                    -------        -------
      Net ............................              $33,271        $10,282
                                                    =======        =======

----------
(1) Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 5).

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BALANCE SHEET COMPONENTS (CONTINUED)

      The components of certain balance sheet accounts are as follows (in thousands):

                                                 SEPTEMBER 29,   DECEMBER 30,
                                                     2001            2000
                                                 -------------   ------------
                                                  (Unaudited)
Receivables ..............................        $  29,800      $ 133,207
Less allowance for doubtful accounts .....             (934)        (2,237)
                                                  ---------      ---------
      Net ................................        $  28,866      $ 130,970
                                                  =========      =========

Inventories:
    Raw materials ........................        $  21,674      $  25,140
    Work in process ......................            1,552          1,747
    Finished goods .......................           49,627         58,439
                                                  ---------      ---------
      Total ..............................        $  72,853      $  85,326
                                                  =========      =========

Net property, plant and equipment:
    Land .................................        $   2,376      $   2,376
    Buildings ............................           40,684         38,601
    Machinery and equipment ..............          184,772        173,226
                                                  ---------      ---------
                                                    227,832        214,203
    Less accumulated depreciation ........         (103,737)       (96,048)
                                                  ---------      ---------
      Net ................................        $ 124,095      $ 118,155
                                                  =========      =========

Accrued expenses:
    Advertising and sales promotion ......        $  14,363      $  23,519
    Employee compensation and benefits ...            9,895         13,912
    Interest .............................           16,359         11,233
    Insurance ............................            3,099          3,200
    Other ................................           23,983         17,936
                                                  ---------      ---------
      Total ..............................        $  67,699      $  69,800
                                                  =========      =========

4. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                     SEPTEMBER 29,  DECEMBER 30,
                                                         2001           2000
                                                     -------------  ------------
                                                      (Unaudited)
Variable rate indebtedness:
    Term A Loan - 2007 ...........................    $  82,000      $      --
    Term B Loan - 2009 ...........................      399,300             --
    Term A Loan ..................................           --        129,813
    Revolving Credit Facility ....................           --             --
    Term Loan ....................................           --        241,750

Fixed rate indebtedness:
    9 3/8% Senior Subordinated Notes due 2011 ....      350,000             --
    6% Convertible Subordinated Notes due 2004 ...       50,000         50,000
    8 7/8% Senior Notes due 2004 .................           --        150,000
    9% Senior Subordinated Notes due 2003 ........           --        360,000
                                                      ---------      ---------
                                                        881,300        931,563
    Less current maturities ......................         (700)       (45,125)
                                                      ---------      ---------
       Total long-term debt ......................    $ 880,600      $ 886,438
                                                      =========      =========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT (CONTINUED)

      On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). In addition, a wholly-owned consolidated newly formed special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC, entered into a receivables purchase agreement (the "Receivables Facility") (see
Note 5) with a third party. The total amount available to us under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated by us, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our previous credit agreement. In addition, we extinguished our 9% Senior Subordinated Notes due 2003 (the "9% Notes"), and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"). The Refinancing Transaction included:

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

      We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year, beginning on December 1, 2001. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

         Year                                               Percentage
         ----                                               ----------
         2006...............................................  104.688

         2007...............................................  103.125

         2008...............................................  101.563

         2009 and thereafter................................  100.000

      The Term A Loan - 2007 matures on May 31, 2007. Scheduled principal repayments are made semi-annually and amount to: $3.0 million in fiscal 2001, $9.0 million in fiscal 2002, $12.0 million in fiscal 2003, $17.0 million in fiscal 2004, $23.0 million in fiscal 2005, $24.0 million in fiscal 2006 and $12.0 million in fiscal 2007. During the third quarter of 2001, we prepaid $18.0 million of scheduled principal payments on the Term A Loan - 2007. Our next scheduled principal payment on the Term A Loan - 2007 is the November 30, 2003 payment.

      The Term B Loan - 2009 matures on May 31, 2009. Scheduled principal repayments are made semi-annually and amount to: $0.7 million in fiscal 2001, $1.4 million per year in fiscal years 2002 through 2007, $195.8 million in fiscal 2008 and $195.1 million in fiscal 2009. During the third quarter of 2001, we prepaid $0.7 million of scheduled principal payments on the Term B Loan - 2009. Our next scheduled principal payment on the Term B Loan - 2009 is the May 31, 2002 payment.

      Loans made under the Revolving Credit Facility will mature on May 22, 2007. At September 29, 2001, we had $123.3 million of unused borrowings available to us under the Revolving Credit Facility.

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

      The Convertible Notes are convertible into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per common share. The Convertible Notes mature on January 31, 2004 and are callable by us after January 29, 2002. Interest on the notes is paid semi-annually on each January 31 and July 31.

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. In connection with the Refinancing Transaction, our interest rate swap agreements related to our prior credit agreement were terminated. At September 29, 2001, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $481.3 million in variable rate debt. Based on our interest rate exposure at September 29, 2001, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis. The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates. At September 29, 2001 and September 30, 2000, the weighted average interest rate on our variable rate debt, was 6.22% and 8.24%, respectively. The weighted average interest rate on our variable rate debt for the quarters ended September 29, 2001 and September 30, 2000 was 6.62% and 7.93%, respectively.

5. RECEIVABLES FACILITY

      As previously mentioned, as part of the Refinancing Transaction on May 22, 2001, we entered into the Receivables Facility. Under the Receivables Facility, we sell, on a continuous basis to Playtex A/R LLC; a newly formed wholly-owned bankruptcy remote special purpose company, all eligible trade accounts receivable. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Our Retained Interest in Receivables represents primarily our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC. We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded.

      At September 29, 2001, Playtex A/R LLC had approximately $91.8 million of receivables, of which approximately $54.0 million of undivided fractional interest therein was sold to the Conduit. Since May 22, 2001, we sold in aggregate approximately $383.9 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $349.8 million of cash. We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Operations. This discount, which was $0.7 million in the third quarter of 2001 and $1.7 million since May 22, 2001, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of $1.0 million of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. RECEIVABLES FACILITY (CONTINUED)

      We account for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from our balance sheet. Playtex A/R LLC pays fees on the value of the undivided interest of the receivables sold to the conduit equal to the 30 day LIBOR rate, which is reset weekly. In addition, Playtex A/R LLC pays 0.25% per annum fee on the utilized portion of the Receivables Facility and a 0.45% per annum liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our Retained Interest in Receivables approximates the fair value.

      Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit for up to three years upon satisfaction of certain conditions. The Receivable Facility may be terminated prior to its term in the event of:

      o     nonpayment of principal, fees or other amounts when due,
      o     violation of covenants,
      o failure of any representation or warranty to be true in all material respects when made,
      o     bankruptcy events,
      o     material judgments,
      o     defaults under the Receivables Facility, and
      o     a servicing default.

6. EXTRAORDINARY LOSS

         We recorded an extraordinary loss during our second quarter ended June 30, 2001 of $19.3 million, net of income tax benefits of $12.8 million, as a result of the Refinancing Transaction (see Note 4). The extraordinary loss was the result of:

      o call premiums payable upon the extinguishment of the 9% Notes and the 8 7/8% Notes,
      o write-off of unamortized deferred financing costs from early extinguishment of debt,
      o fees paid upon the termination of two interest rate swap agreements related to our prior credit facility, and
      o duplicate net interest expense between extinguishment and redemption of the 8 7/8% Notes and the 9% Notes.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   BUSINESS SEGMENTS

         We are organized in three divisions:

      Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      o     PLAYTEX disposable nurser system, cups and reusable hard bottles
      o     WET ONES hand and face towelettes
      o     DIAPER GENIE diaper disposal system
      o     BABY MAGIC infant toiletries
      o     MR. BUBBLE children's bubble bath
      o     BABY MAGIC/CHUBS baby wipes, and
      o     BINKY pacifiers.

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

      SUN CARE

      o     BANANA BOAT

      HOUSEHOLD PRODUCTS

      o     PLAYTEX Gloves
      o     WOOLITE rug and upholstery cleaning products

      PERSONAL GROOMING

      o     BINACA breath spray and drops
      o     OGILVIE at-home permanents
      o     TUSSY deodorant
      o     DENTAX oral care products
      o     TEK toothbrushes
      o     BETTER OFF depilatories, and
      o     DOROTHY GRAY skin care products

      Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

      o Sales to specialty classes of trade in the United States including: warehouse clubs, military, convenience stores, specialty stores, and telemarketing
      o     export sales
      o     sales in Puerto Rico
      o     results from our Canadian and Australian subsidiaries
      o     sales of private label tampons

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The results of our divisions for the three and nine months ended September 29, 2001 and September 30, 2000 are as follows (dollars in thousands):

                                                       THREE MONTHS ENDED
                                         -----------------------------------------------
                                          SEPTEMBER 29, 2001        SEPTEMBER 30, 2000
                                         ---------------------     ---------------------
                                            NET       PRODUCT         NET       PRODUCT
                                           SALES      CONTRIB.       SALES      CONTRIB.
                                         --------    ---------     --------    ---------
Personal Products ...................    $121,826    $  46,634     $126,837    $  51,746
Consumer Products ...................      30,789        2,102       28,124        2,401
International/Corporate Sales .......      34,975       14,150       33,182       12,950
Unallocated Charges (1) .............          --       (1,726)          --         (458)
                                         --------    ---------     --------    ---------
    Total Consolidated ..............    $187,590       61,160     $188,143       66,639
                                         ========                  ========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution and research ..                   24,057                    23,889
Administrative ......................                    7,889                     7,104
Amortization of intangibles .........                    5,515                     5,608
                                                     ---------                 ---------
    Operating earnings ..............                $  23,699                 $  30,038
                                                     =========                 =========
                                                       NINE MONTHS ENDED
                                         -----------------------------------------------
                                          SEPTEMBER 29, 2001        SEPTEMBER 30, 2000
                                         ---------------------     ---------------------
                                            NET       PRODUCT         NET       PRODUCT
                                           SALES      CONTRIB.       SALES      CONTRIB.
                                         --------    ---------     --------    ---------
Personal Products ...................    $357,284    $ 134,692     $371,992    $ 146,481
Consumer Products ...................     163,840       46,931      165,750       48,769
International/Corporate Sales .......     111,343       43,840      103,497       40,009
Unallocated Charges (1) .............          --       (5,674)          --       (4,009)
                                         --------    ---------     --------    ---------
    Total Consolidated ..............    $632,467      219,789     $641,239      231,250
                                         ========                  ========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution and research ..                   70,674                    69,350
Administrative ......................                   23,226                    21,556
Amortization of intangibles .........                   16,545                    16,808
                                                     ---------                 ---------
    Operating earnings ..............                $ 109,344                 $ 123,536
                                                     =========                 =========

-----------
(1) Certain unallocated corporate charges such as business license taxes, pension expense and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. EARNINGS PER SHARE

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and nine months ended September 29, 2001 and September 30, 2000 (unaudited, in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                ----------------------------   ----------------------------
                                                                SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,  SEPTEMBER 30,
                                                                    2001           2000             2001          2000
                                                                -------------  -------------   -------------  -------------
Numerator--net earnings before extraordinary loss:
    Net earnings (before extraordinary loss)--as reported ..       $ 2,356        $ 4,460         $ 27,329        $33,769
    Adjustment for interest on Convertible Notes ...........            --             --              946            946
                                                                   -------        -------         --------        -------
        Net earnings before extraordinary loss--as adjusted        $ 2,356        $ 4,460         $ 28,275        $34,715
                                                                   =======        =======         ========        =======

Numerator--net earnings:
    Net earnings (loss)--as reported .......................       $ 2,356        $ 4,460         $  7,993        $33,769
    Adjustment for interest on Convertible Notes ...........            --             --              946            946
                                                                   -------        -------         --------        -------
        Net earnings--as adjusted ..........................       $ 2,356        $ 4,460         $  8,939        $34,715
                                                                   =======        =======         ========        =======
 Denominator:
    Weighted average shares outstanding--as reported .......        61,024         60,872           60,995         60,781
    Adjustment for dilutive effect of employee stock options           165            492              118            570
    Adjustment for dilutive effect of Convertible Notes ....            --             --            1,741          1,741
                                                                   -------        -------         --------        -------
        Weighted average shares outstanding--as adjusted ...        61,189         61,364           62,854         63,092
                                                                   =======        =======         ========        =======

 Earnings per share--before extraordinary loss:
    Basic ..................................................       $  0.04        $  0.07         $   0.45        $  0.56
    Diluted ................................................       $  0.04        $  0.07         $   0.45        $  0.55

 Loss per share--impact of extraordinary loss (1):
    Basic ..................................................       $    --        $    --         $  (0.32)       $    --
    Diluted ................................................       $    --        $    --         $  (0.31)       $    --

 Earnings (loss) per share:
    Basic ..................................................       $  0.04        $  0.07         $   0.13        $  0.56
    Diluted ................................................       $  0.04        $  0.07         $   0.14        $  0.55

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

-----------
(1) During the second quarter of 2001, we incurred an extraordinary loss of $19.3 million, net of tax benefits (see Note 6).

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things the Risk Factors that are listed in
Item I. of our Annual Report on Form 10-K for the year ended December 30, 2000, and:

      o     price and product changes,
      o     promotional activity by competitors,
      o     the loss of a significant customer,
      o     capacity limitations,
      o     the difficulties of integrating acquisitions,
      o     raw material and manufacturing costs,
      o     adverse publicity and product liability claims,
      o impact of weather conditions, especially on Sun Care product sales and returns,
      o     our level of debt,
      o     interest rate fluctuations,
      o     future cash flows,
      o     dependence on key employees, and
      o     highly competitive nature of the consumer products business.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

ITEMS AFFECTING COMPARABILITY

      Our results for the third quarter of 2001 are for the 13-week period ended September 29, 2001 and our results for the third quarter of 2000 are for the 13-week period ended September 30, 2000. Our results for the nine month period ended September 29, 2001 are for a 39-week period, whereas the comparable period in 2000 is for a 40-week period. Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Our fiscal year ended December 30, 2000 included the extra week, or 53 weeks.

      All references to market share and market share data are for comparable 13 and 39 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. The market share data provided in this Quarterly Report on Form 10-Q does not include consumption data from Wal-Mart Stores, Inc., as they ceased to provide this information to third parties. All prior period market share data has been revised to reflect the elimination of data from Wal-Mart Stores, Inc. There were no meaningful changes in market share trends or comparatives, when compared to prior market dollar share data provided by ACNielsen Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO
   THREE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $0.6 million to $187.6 million in the third quarter of 2001. Our comparative third quarter results were negatively impacted by: a difficult economic environment and competitive issues, primarily in Infant Care.

      PERSONAL PRODUCTS DIVISION--Net sales decreased $5.0 million, or 4%, to $121.8 million in the third quarter of 2001.

                  Net sales of INFANT CARE products decreased $6.2 million, or
            9%, to $64.1 million in the third quarter of 2001. The sales decline was primarily the result of continued competitive activity, primarily in our Cups and Infant Toiletries businesses. We believe our Infant Care businesses will remain highly competitive in the future. As a result, we will continue to aggressively defend our market share positions through product innovation and targeted advertising and promotional activity.

                        In INFANT FEEDING, our dollar market share decreased 2.6
                  percentage points in the third quarter of 2001, to 38.0%, from 40.6% in the third quarter of 2000. The dollar market share decline was primarily the result of increased competitive activity in our Cups business.

                               In CUPS, our dollar market share decreased 6.5
                      percentage points in the third quarter of 2001, to 52.4%, from 58.9% in the third quarter of 2000. The cups category, based on total dollar volume of cups purchased by consumers, decreased 3.4% in the third quarter of 2001 and our retail consumption decreased 14.1%. The cups category has become increasingly competitive with an influx of additional lower-priced product offerings. Our dollar market share and consumption shortfalls were due primarily to market share gains by competitors as a result of their lower-priced products and increases in their price promotional activities. We believe the category will remain competitive and sensitive to pricing. As a result, we will support the brand with strategic promotional activities as well as continue to innovate to bring new products to the category. We will be introducing a new Cup to the market in the first quarter of 2002, the PLAYTEX Insulator. The PLAYTEX Insulator is our next generation spill-proof cup product that will keep contents cooler and fresher longer than our traditional spill-proof cups.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                               In DISPOSABLE FEEDING, our dollar market share
                      increased 2.8 percentage points in the third quarter of 2001, to 85.5%, from 82.7% in the third quarter of 2000. Retail consumption in the category decreased 8.7% in the third quarter of 2001 and our consumption decreased 5.6%. We believe retail consumption in the category is soft primarily due to growth in the reusable hard bottle segment. The reusable hard bottle segment has benefited from innovation and the result of the economic environment, as reusable hard bottles are less costly to use than disposable feeding systems.

                               In REUSABLE HARD BOTTLES, our dollar market share
                      increased 1.2 percentage points in the third quarter of 2001, to 16.6%, from 15.4% in the third quarter of 2000. Retail consumption of our reusable bottles increased 9.5% while the category increased 2.1%. This success was the result of our introduction of two new innovative hard bottles, VENTAIRE and PRECISION FLO.

                        In DIAPER PAILS (pails and liner refills), our dollar
                  market share increased 0.3 percentage points in the third quarter of 2001, to 92.4%, from 92.1% in the third quarter of 2000. Retail consumption in the category increased 5.7% and our consumption increased 6.1%.

                        In PRE-MOISTENED TOWELETTES (hands and face category),
                  our dollar market share decreased 11.8 percentage points in the third quarter of 2001, to 61.9%, from 73.7% in the third quarter of 2000. Retail consumption of our WET ONES brand increased 14.2% in the third quarter of 2001 while the category grew 36.1%. There has been a steady influx of new competitors to the category and they are making significant investments in advertising and promotion to generate trial of their products. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face category. We believe the influx of new consumers to the category has been beneficial to us given the increased consumption of our product, even though, it has negatively impacted our market share. In the first quarter of 2002, we expect to ship a new product for use in the bathroom, WET ONES Flushables. This product will extend our pre-moistened towelettes into a new category.

                        In INFANT TOILETRIES, our dollar market share decreased
                  3.4 percentage points in the third quarter of 2001, to 8.1%, from 11.5% in the third quarter of 2000. Retail consumption of our BABY MAGIC brand decreased 24.5% while the category grew 6.8%. The infant toiletries category has become increasingly competitive, as a result of two additional competitors to the category offering a full spectrum of infant toiletries, since the beginning of the year 2000. We have a number of new BABY MAGIC products that we are expecting to ship late in the fourth quarter of 2001, including a foaming hair and body wash and foaming shampoo. Also, we are revising our packaging graphics and product-dispensing applications in order to enhance consumer awareness and improve ease of use.

                        In BABY WIPES, our dollar market share decreased 1.0
                  percentage point in the third quarter of 2001, to 2.0%, from 3.0% in the third quarter of 2000. Retail consumption of our baby wipes decreased 26.5% while the category grew 8.5%. The baby wipes category remains very competitive.

                  Net sales of FEMININE CARE products increased $1.2 million, or
            2%, to $57.7 million in the third quarter of 2001. Our share of the U.S. tampon category declined 0.6 percentage points in the third quarter of 2001, to 29.8%, from 30.4% in the third quarter of 2000. Our retail consumption grew 0.6%, in dollars, while the category grew 2.8%. The tampon category experienced an increase in price promotional activity in the plastic applicator segment and some private label impact in the cardboard applicator segment, beginning early in 2001. We believe the category is not impacted materially by price promotional activity over time due to the consumer loyalty historically found in this category.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      CONSUMER PRODUCTS DIVISION--Net sales increased $2.7 million, or 9%, to $30.8 million in the third quarter of 2001.

                  Net sales of SUN CARE products increased $3.6 million to $5.0 million in the third quarter of 2001, from $1.4 million in the third quarter of 2000. Our dollar market share of the sun care category increased 0.5 percentage points in the third quarter of 2001, to 22.5%, from 22.0% in the third quarter of 2000. Retail consumption of our Sun Care products increased 16.8%, in dollars, while the category grew 13.7%. The sun care business is highly seasonal and the third quarter is typically the slowest quarterly period.

                  Net sales of HOUSEHOLD PRODUCTS decreased $0.4 million, or 2%, to $15.2 million in the third quarter of 2001. The decrease was due to new competitive activity in our Gloves business. In Gloves, our dollar market share decreased 3.2 percentage points in the third quarter of 2001, to 32.3%, from 35.5% in the third quarter of 2000. Retail consumption, in dollars, of our gloves products decreased 8.9%, while the category grew 0.2%. This decrease was due to competitive activities. Our dollar market share of the rug and upholstery cleaning category, increased 1.3 percentage points to 21.5%, from 20.2% in the third quarter of 2000. Retail consumption of our WOOLITE products increased 5.8%, in dollars, while the category decreased 0.7%. The increase in market share and consumption was due, in part, to the introduction of WOOLITE Spot & Stain Wipes in the first quarter of 2001. In the fourth quarter of 2001, we will introduce a new intensified aerosol spray carpet stain remover product, WOOLITE Instant Power Shot.

                  Net sales of PERSONAL GROOMING products decreased $0.6
            million, or 5%, to $10.6 million in the third quarter of 2001. Our two largest Personal Grooming brands OGILVIE and BINACA each experienced growth in market share despite weakness in their categories. OGILVIE increased its dollar market share to 70.3% of the home perms/straighteners category, which was a gain of 3.6 percentage points compared to the third quarter of 2000. Retail consumption of our OGILVIE products decreased 3.4%, while the category declined 8.3%. BINACA increased its dollar market share to 48.1% of the breath freshener (spray and drops) category, which was a gain of 3.4 percentage points compared to the third quarter of 2000. Retail consumption of our BINACA products declined 3.3%, while the category declined 10.1%. Net sales of our other non-core Personal Grooming products (toothbrushes and skin care brands) had disappointing quarterly performance with sales declines of 29% and 4%, respectively.

      INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $1.8 million, or 5%, to $35.0 million in the third quarter of 2001. The increase was due primarily to higher net sales in our specialty classes of trade and in Puerto Rico. Net sales in the specialty classes of trade increased 18% in the third quarter of 2001 compared to the same period in 2000. Net sales of tampons and our infant cup products accounted for most of the growth.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased $1.8 million, or 2%, to $107.6 million in the third quarter of 2001. As a percent of net sales, gross profit decreased 0.8 percentage points, to 57.3%. The decrease in gross profit and gross profit as a percent of net sales was due primarily to lower net sales and product mix.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $5.5 million, or 8%, to $61.2 million in the third quarter of 2001. The decrease was due to our lower net sales and gross profit, as noted above, and our continued investment in advertising and promotions to support our brands for the long term. Advertising and promotional expenditures increased $3.7 million to 24.7% of net sales versus 22.7% in the third quarter of 2000. Product contribution, as a percent of net sales, was 32.6% for the third quarter of 2001 compared to 35.4% for the comparable periods.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      PERSONAL PRODUCTS DIVISION--Product contribution decreased $5.1 million, or 10%, to $46.6 million in the third quarter of 2001. As a percent of net sales, product contribution decreased 2.5 percentage points to 38.3%. The decrease was due to lower net sales, lower gross profit and higher advertising and promotional spending.

      CONSUMER PRODUCTS DIVISION--Product contribution decreased $0.3 million, or 12%, to $2.1 million in the third quarter of 2001. As a percent of net sales, product contribution decreased 1.7 percentage points to 6.8%. The decreases were primarily the result of higher advertising and promotional spending. Product contribution as a percent of net sales is typically lower in the third quarter due to the low level of Sun Care sales in this time period.

      INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $1.2 million, or 9%, to $14.2 million in the third quarter of 2001. As a percent of net sales, product contribution increased 1.4 percentage points to 40.5%. The increase in product contribution was due primarily to higher net sales and the higher product contribution margin was due to the mix of products sold.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $6.3 million, or 21%, to $23.7 million in the third quarter of 2001. The decrease in operating earnings was the result of lower consolidated product contribution as discussed, and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense, net decreased $3.3 million, or 16%, to $17.9 million in the third quarter of 2001. Our short-term interest rates and average debt balances decreased in the third quarter of 2001 compared to the third quarter of 2000. Our weighted average interest rates on our variable rate debt decreased 131 basis points, to 6.62%, from 7.93% in the third quarter of 2000 and our average debt levels were lower by $4.8 million.

CONSOLIDATED OTHER EXPENSE--Our consolidated other expense was $0.7 million in the third quarter of 2001. During the second quarter of 2001, we entered into a receivables purchase agreement with a third party as part of the Refinancing Transaction (see Note 5). The amount charged to other expense represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the receivables purchase agreement.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $1.6 million, or 36%, to $2.8 million in the third quarter of 2001. As a percent of pre-tax earnings, our effective tax rate of 54.4% increased 4.9 percentage points compared to the third quarter of 2000. We adjusted our estimated full-year effective tax rate in the third quarter of 2001, to 43.6% of pre-tax earnings from our estimate of 42.3% at the end of the second quarter of 2001. Our effective tax rate increases, as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of expected full year operating earnings.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO
   NINE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $8.8 million, or 1%, to $632.5 million for the nine months ended September 29, 2001. Our comparative nine months results were negatively impacted by: a difficult economic and competitive environment and the impact of the extra week in the nine months ended September 30, 2000.

PERSONAL PRODUCTS DIVISION--Net sales decreased $14.7 million, or 4%, to $357.3 million for the nine months ended September 29, 2001.

                  Net sales of INFANT CARE products decreased $13.6 million, or
            6%, to $196.8 million for the nine months ended September 29, 2001. The sales decline was primarily the result of continued competitive

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

            activity, primarily in our Cups and Infant Toiletries businesses. We believe our Infant Care businesses will remain highly competitive in the near future.

                        In INFANT FEEDING, our dollar market share decreased 2.7
                  percentage points for the nine months ended September 29, 2001, to 38.9%, from 41.6% for the nine months ended September 30, 2000. The dollar market share decline was the result of increased competitive activity in our Cups business and, to a lesser extent, consumption shortfalls in disposable feeding and our recall of two pacifier products in May 2000.

                              In CUPS, our dollar market share decreased 6.3
                        percentage points for the nine months ended September 29, 2001, to 53.6%, from 59.9% for the nine months ended September 30, 2000. The cups category, based on total dollar volume of cups purchased by consumers, increased 1.8% for the nine months ended September 29, 2001 and our retail consumption decreased 8.9%. The cups category has become increasingly competitive with an influx of lower-priced product offerings. Our dollar market share and consumption shortfalls were due primarily to market share gains by these lower-priced products, in part, driven by price promotional activities by competitors. We believe the category will remain competitive and sensitive to pricing. As a result, we will support the brand with strategic promotional activities as well as continue to innovate to bring new products to the category. We will be introducing a new Cup to the market in the first quarter of 2002, the PLAYTEX Insulator. The PLAYTEX Insulator is our next generation spill-proof cup product that will keep contents cooler and fresher longer than our traditional spill-proof cups.

                              In DISPOSABLE FEEDING, our dollar market share
                        increased 2.3 percentage points for the nine months ended September 29, 2001, to 84.6%, from 82.3% for the nine months ended September 30, 2000. Retail consumption in the category decreased 5.7% for the nine months ended September 29, 2001 and our consumption decreased 3.0%. Our market share position improved as consumers returned to our franchise after some initial trial of a heavily promoted new competitive product offering. We believe the decline in retail consumption is attributable to growth, led by us, in the reusable hard bottle segment and the result of the economic environment, as reusable hard bottles are less costly to use than disposable feeding systems.

                              In REUSABLE HARD BOTTLES, our dollar market share
                        increased 2.3 percentage points for the nine months ended September 29, 2001, to 17.0%, from 14.7% for the nine months ended September 30, 2000. Retail consumption of our reusable bottles increased 20.4% while the category grew 4.2%. This success was the result of our introduction of two new innovative hard bottles, VENTAIRE and PRECISION FLO.

                        In DIAPER PAILS (pails and liner refills), our dollar
                  market share decreased 0.5 percentage points for the nine months ended September 29, 2001, to 93.0%, from 93.5% for the nine months ended September 30, 2000. Retail consumption in the category increased 6.8% and our consumption increased 6.3%.

                        In PRE-MOISTENED TOWELETTES (hands and face category),
                  our dollar market share decreased 11.6 percentage points for the nine months ended September 29, 2001, to 60.1%, from 71.7% for the nine months ended September 30, 2000. Retail consumption of our WET ONES brand increased 12.6% for the nine months ended September 29, 2001 while the category grew 34.4%. There has been a steady influx of new competitors to the category and they are making significant investments in advertising and promotion to generate trial of their products. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face category. We believe the influx of new consumers to the category will be beneficial to us, even though, it is negatively impacting our

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                  market share. In the first quarter of 2002, we expect to ship a new product for use in the bathroom, WET ONES Flushables. This product will extend our pre-moistened towelettes into a new category.

                        In INFANT TOILETRIES, our dollar market share decreased
                  2.3 percentage points for the nine months ended September 29, 2001, to 8.9%, from 11.2% for the nine months ended September 30, 2000. Retail consumption of our BABY MAGIC brand decreased 15.2% while the category grew 6.7%. Increased competitive activity has been the driving factor on this market share decline. As mentioned previously, we have a number of new BABY MAGIC products that we are expecting to ship late in the fourth quarter of 2001, including a foaming hair and body wash and foaming shampoo. Also, we are revising our packaging graphics and product-dispensing applications in order to enhance consumer awareness and improve ease of use.

                        In BABY WIPES, our dollar market share decreased 0.5
                  percentage points for the nine months ended September 29, 2001, to 2.6%, from 3.1% for the nine months ended September 29, 2000. Retail consumption of our baby wipes decreased 6.9% while the category grew 9.1%. The baby wipes category remains very competitive.

                  Net sales of FEMININE CARE products decreased $1.1 million, or
            1%, to $160.5 million for the nine months ended September 29, 2001. Our share of the U.S. tampon category declined 0.4 percentage points for the nine months ended September 29, 2001, to 29.9%, from 30.3% for the nine months ended September 30, 2000. Our retail consumption grew 1.4%, in dollars, while the category grew 2.7%. The tampon category experienced an increase in price promotional activity in the plastic applicator segment and some private label activity in the cardboard applicator segment beginning early in 2001, which negatively impacted our results. We believe the category is not impacted materially, in the long-term, by price promotional activity due to the consumer loyalty historically found in this category.

      CONSUMER PRODUCTS DIVISION--Net sales decreased $1.9 million, or 1%, to $163.8 million for the nine months ended September 29, 2001.

                  Net sales of SUN CARE products decreased $2.8 million, or 3%, to $90.1 million for the nine months ended September 29, 2001. Our dollar market share of the sun care category was unchanged at 21.5% for both of the comparable periods. Retail consumption of our Sun Care products increased 8.6%, in dollars, while the category grew 8.7%. The sun care season got off to a slow start with an unfavorable weather pattern in early May through the Memorial Day holiday. We believe this led retailers to cut back on early seasonal reorders, which typically occur during that time. In addition, the majority of the consumption growth early in the season occurred in sunless and indoor tanning products. We do not have any indoor tanning product offerings and while we do have sunless products, they have not been an area of focus for our business. The sun care season improved after Memorial Day in the "In Sun/After Sun" segment, which excludes sunless and indoor tanning. This segment of the sun care category grew 4.9% for the 2001 season while our retail consumption grew 10.3% compared to the 2000 sun care season. Our dollar market share of the "In Sun/After Sun" segment was 24.1% for the 2001 season versus 22.9% in 2000. We have a large array of new products for the 2002 season including an indoor tanning product and VITASKIN Advanced Sun Protection, a line that combines the benefits of sun protection with a quality skin care product designed for everyday use.

                  Net sales of HOUSEHOLD PRODUCTS increased $1.4 million, or 4%, to $41.9 million for the nine months ended September 29, 2001. The increase was due to our WOOLITE business, which grew its dollar market share to 20.7% of the rug and upholstery cleaning category, an increase of 1.2 percentage points compared to the nine months ended September 30, 2000. Retail consumption of our WOOLITE products increased 2.4%, while the category decreased 3.8%. We introduced a new product--WOOLITE Spot & Stain Wipes, late in the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

            first quarter of 2001, which aided our market share and consumption growth. In Gloves, our dollar market share decreased 2.8 percentage points for the nine months ended September 29, 2001, to 33.4%, from 36.2% for the nine months ended September 30, 2000. Retail consumption of our gloves products decreased 6.1%, while the category grew 1.4%. The decreases in market share and consumption was due to competitive activities.

                  Net sales of PERSONAL GROOMING products decreased $0.5
            million, or 2%, to $31.8 million for the nine months ended September 29, 2001. Our two largest Personal Grooming brands OGILVIE and BINACA each experienced growth in market share. OGILVIE increased its dollar market share to 70.3% of the home perms/straighteners category, which was a gain of 5.4 percentage points compared to the nine months ended September 30, 2000. Retail consumption of our OGILVIE products increased 2.6%, in dollars, surpassing the category, which declined 5.3%. BINACA increased its dollar market share to 47.4% of the breath freshener (spray and drops) category, which was a gain of 2.3 percentage points compared to the nine months ended September 30, 2000. Retail consumption of our BINACA products decreased 4.1%, while the category declined 8.7%. For our non-core businesses, net sales of our toothbrushes declined 26% for the nine months ended September 29, 2001 compared to the comparable period in 2000 and our skin care brands net sales were essentially flat.

      INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $7.8 million, or 8%, to $111.3 million for the nine months ended September 29, 2001. The increase was due primarily to higher net sales in our specialty classes of trade. Net sales in the specialty classes of trade increased 13% for the nine months ended September 29, 2001 compared to the same period in 2000. Net sales of our feminine care and infant cup products accounted for most of the growth.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased $6.6 million, or 2%, to $364.1 million for the nine months ended September 29, 2001. As a percent of net sales, gross profit decreased 0.2 percentage points, to 57.6%. The decrease in gross profit and gross profit as a percent of net sales was due primarily to lower net sales and product mix.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $11.5 million, or 5%, to $219.8 million for the nine months ended September 29, 2001. As a percent of net sales, product contribution decreased
1.3 percentage points to 34.8%. The decreases were due to our lower net sales and gross profit, as noted above, and increased expenditures for advertising and promotions. Advertising and promotional expenditures increased $4.9 million, to 22.8% of net sales versus 21.7% for the nine months ended September 30, 2000. The increased advertising and promotional expenditures as a percent of net sales were primarily behind our Infant Care, Sun Care and Household Products businesses.

      PERSONAL PRODUCTS DIVISION--Product contribution decreased $11.8 million, or 8%, to $134.7 million for the nine months ended September 29, 2001. As a percent of net sales, product contribution decreased 1.7 percentage points to 37.7%. The decreases were due to our lower net sales, which were driven by competitive pressures in Infant Care and higher advertising and promotional expenditures as a percent of net sales in support of the Infant Care business.

      CONSUMER PRODUCTS DIVISION--Product contribution decreased $1.8 million, or 4%, to $46.9 million for the nine months ended September 29, 2001. As a percent of net sales, product contribution decreased 0.8 percentage points to 28.6%. The declines were the result of lower net sales as noted above and higher advertising and promotional expenditures.

      INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $3.8 million, or 10%, to $43.8 million for the nine months ended September 29, 2001. As a percent of net sales, product contribution increased

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      0.7 percentage points to 39.4%. The increase in product contribution was due primarily to higher net sales and the increase in product contribution margin was due to product mix.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $14.2 million, or 11%, to $109.3 million for the nine months ended September 29, 2001. The decrease in operating earnings was the result of lower consolidated product contribution as discussed, and higher selling, distribution, research and administrative expenses reflecting normal inflationary increases.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense, net decreased $5.3 million, or 8%, to $59.1 million for the nine months ended September 29, 2001, due to, lower average debt balances compared to the same period in the prior year and lower average interest rates on our variable rate debt. We reduced our average level of debt by $24.0 million compared to our average debt levels for the nine months ended September 30, 2000. In addition, our weighted average interest rates on our variable rate debt decreased 40 basis points, to 7.24%, from 7.64% for the nine months ended September 30, 2000.

CONSOLIDATED OTHER EXPENSE--As part of the Refinancing Transaction and subsequent sale of receivables, we incurred consolidated other expense of $1.7 million (see Note 5).

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $4.1 million, or 16%, to $21.2 million for the nine months ended September 29, 2001. As a percent of pre-tax earnings, our effective tax rate increased 0.8 percentage points to 43.6% of pre-tax earnings. Our effective tax rate increases, as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

FINANCIAL CONDITION AND LIQUIDITY

      On May 22, 2001, we completed a refinancing of our senior indebtedness. We issued $350.0 million principal amount of 9 3/8% Notes, entered into a new senior secured credit facility consisting of a new six-year $100.0 million term A loan facility, a new eight-year $400.0 million term B loan facility, and a new six-year $125.0 million revolving credit facility. In addition, we entered into a Receivables Facility through a newly formed special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our prior credit agreement. In addition, we extinguished our 9% Notes and our 8 7/8% Notes. In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million net of income tax benefits, as a result of the Refinancing Transaction. The extraordinary loss included cash provisions for call premiums on the 9% Notes and 8 7/8% Notes, termination fees for two interest rate swap agreements related to our prior credit facility, and net interest expense during the period between extinguishment and redemption of the 9% Notes and 8 7/8% Notes. The extraordinary loss also contained a non-cash provision for the write-off of unamortized deferred financing costs related to the 9% Notes, 8 7/8% Notes and prior credit agreement.

      At September 29, 2001, our working capital (current assets net of current liabilities) increased $10.1 million to $84.3 million compared to $74.2 million at December 30, 2000.

      o Total current assets decreased $58.1 million at September 29, 2001 compared to December 30, 2000. The decrease was primarily the result of the sale of accounts receivables via the Receivables Facility and reduced inventory balances due to the seasonal nature of our Sun Care business. Our receivables decreased $102.1 million, primarily as a result of the sale of receivables to Playtex A/R LLC in conjunction with our Receivables Facility. At September 29, 2001, we had a subordinated retained interest in receivables, held by Playtex A/R LLC of $34.1 million as part of the Receivables Facility, which amount is reflected as retained interest in receivables in our consolidated financial statements. Inventories decreased $12.5 million at September 29, 2001 due to the seasonality of Sun Care inventory balances.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      o Total current liabilities decreased $68.2 million at September 29, 2001 compared to December 30, 2000. The decrease was primarily the result of reductions in our current maturities of long-term debt. We reduced our current maturities of long-term debt by $44.4 million at September 29, 2001 compared to December 30, 2000 as a result of the Refinancing Transaction and prepayment of certain debt balances under the Senior Secured Credit Facility. In addition, we reduced accounts payable by $23.5 million due primarily to our payment for our Sun Care inventory build.

      Sun care product sales are highly seasonal, with 80 to 90 percent of our sales to retailers occurring from December through June. This seasonality requires increased inventory from December to June to support the selling season. We experience higher receivables from February to September due to extended credit terms on a portion of our Sun Care sales. In accordance with industry practice, we also allow our customers to return unsold sun care product at the end of the sun care season. We reserve amounts on our balance sheet and offset revenue as we sell our Sun Care products based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions.

      Capital expenditures for equipment and facility improvements were $15.9 million for the nine months ended September 29, 2001. These expenditures were used primarily to expand capacity in key product areas, upgrade production equipment and maintain our facilities. Capital expenditures for 2001 are expected to be comparable to 2000 levels.

      At June 30, 2001, long-term debt (including current portion but excluding obligations due to related party) was $881.3 million compared to $931.6 million at December 30, 2000. On May 22, 2001, we completed a refinancing of our senior indebtedness, which extended our principal debt repayment obligations. During the third quarter of 2001, we prepaid $18.0 million of scheduled principal payments on the Term A Loan - 2007 and $0.7 million of scheduled principal payments on the Term B Loan - 2009. Our fixed principal debt repayment obligations at September 29, 2001 are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $1.4 million in 2002,
      o     $7.4 million in 2003,
      o     $68.4 million in 2004,
      o     $24.4 million in 2005,
      o     $25.4 million in 2006, and
      o     $754.3 million thereafter.

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

      The Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At September 29, 2001, we had $123.3 million available to borrow under the Revolving Credit Facility. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. At September 29, 2001, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit was $54.0 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". In April of 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Both of these Issues will become effective for us in the first quarter of 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. These issues will require restatement of our net sales and certain advertising and promotion expenses. These restatements will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This will not have any impact on our reported operating earnings, net income, or earnings per share. They will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin. We are currently evaluating the requirements of these Issues and have not determined the magnitude of these restatements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

      SFAS No. 142 eliminates the amortization for goodwill and other indefinite-lived intangible assets, such as trademarks, and initiates an annual review for impairment for these items. Identifiable intangible assets, like patents, with a determinable useful life will continue to be amortized. We will adopt SFAS No. 142 effective December 30, 2001, the start of our fiscal year 2002. Upon adoption, we will cease the amortization of our remaining net goodwill balance and trademarks that are determined to have indefinite lives. We will perform impairment tests on our indefinite-lived intangible assets based on a fair value concept within the prescribed time lines of SFAS No. 142. Although we are still reviewing the provisions of these Statements, it is our preliminary assessment that our amortization expense will be significantly reduced in 2002. As of September 29, 2001, we had net unamortized goodwill of $498.4 million and net unamortized trademarks and patents of $160.8 million. For the nine-month periods ended September 29, 2001 and September 30, 2000 we had goodwill amortization expense of $12.6 million and trademark and patent amortization expense of $3.9 million.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We will adopt the provisions of SFAS No. 144 during the quarter ending March 30, 2002. We are currently evaluating this new Statement and have not determined whether it's provisions will have any impact on our financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At September 29, 2001, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $481.3 million in variable rate debt. Based on our interest rate exposure at September 29, 2001, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis.

                              PLAYTEX PRODUCTS INC.
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 30, 2000.

      As of the end of October 2001, there were approximately 9 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            None

      b.    Reports on Form 8-K:

            None

                              PLAYTEX PRODUCTS INC.
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLAYTEX PRODUCTS, INC.


DATE: November 12, 2001                         BY: /S/ MICHAEL R. GALLAGHER
                                                   -----------------------------
                                                   Michael R. Gallagher
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)


DATE: November 12, 2001                         BY: /S/ GLENN A. FORBES
                                                   -----------------------------
                                                   Glenn A. Forbes
                                                   EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)