Form 10-K405
period 2001-12-29
PLAYTEX PRODUCTS INC
filed 2002-03-27
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                   -------------------------------------------
                    (Address of principal executive offices)

                        Telephone Number: (203) 341-4000
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                      ON WHICH REGISTERED
--------------------------------------------    -----------------------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was $304,963,243 (based on the closing sale price of $10.56 on March 25, 2002 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

      At March 25, 2002, 61,061,165 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                       PART OF FORM 10-K
--------                                                       -----------------

Portions of our definitive Proxy Statement (the "Proxy
Statement") for our 2002 Annual Meeting of Stockholders,
which will be filed with the Securities and Exchange
Commission within 120 days after the end of our fiscal
year ended December 29, 2001 pursuant to Regulation
14A.....................................................             III

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.   Business.........................................................   5
          Risk Factors.....................................................  17
Item 2.   Properties.......................................................  21
Item 3.   Legal Proceedings................................................  21
Item 4.   Submission of Matters to a Vote of Security Holders..............  22

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  23
Item 6.   Selected Financial Data..........................................  23
Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  23
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk........  23
Item 8.   Financial Statements and Supplementary Data......................  24
Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................  24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............  24
Item 11.  Executive Compensation...........................................  24
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  24
Item 13.  Certain Relationships and Related Transactions...................  24

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...  25

          Signatures.......................................................  27

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in
Part 1, Item I. of this Annual Report on Form 10-K, and:

      o     price and product changes,       o     impact of weather
      o     promotional activity by                conditions, especially on
            competitors,                           Sun Care product sales,
      o     the loss or bankruptcy of a      o     our level of debt,
            significant customer,            o     interest rate fluctuations,
      o     capacity limitations,            o     future cash flows,
      o     the difficulties of              o     dependence on key employees,
            integrating acquisitions,              and
      o     raw material and                 o     highly competitive nature of
            manufacturing costs,                   consumer products business.
      o     adverse publicity and
            product liability claims,

      You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts and timing of revenue and expenses,
      o the reported amounts and classification of assets and liabilities, and
      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies of this Annual Report on Form 10-K).

TRADEMARKS

      We have proprietary rights to a number of trademarks important to our business, such as: ACTIVE SPORT, BABY MAGIC, BANANA BOAT, BINACA, BLASTERS, BIG SIPSTER, COOL COLORZ, COOLSTRAW, DIAPER GENIE, DENTAX, DROP-INS, FAST BLAST, GENTLE GLIDE, GET ON THE BOAT, GRIPSTER, HANDSAVER, HEAVY TRAFFIC, INSULATOR, LIPPOPS, MOST LIKE MOTHER, MR. BUBBLE, NATURAL ACTION, OGILVIE, POWER SHOT, PRECISELY RIGHT, QUICKSTRAW, QUIK BLOK, SAFE'N SURE, SILK GLIDE, SIPEASE, SLIMFITS, SOOTH-A-CAINE, TUB MATE, TEK, TUSSY, VENTAIRE, VITASKIN, and WET ONES. We also own a royalty free license in perpetuity to the PLAYTEX and LIVING trademarks, and to the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

      All references to market share and market share data are for comparable 52 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company ("ACNielsen") and is subject to revisions. During 2001, Wal-Mart Stores, Inc. ("Walmart"), ceased providing scanner/consumption data to third parties. As a result, references to market share data for the twelve months ended December 29, 2001 do not include consumption data from Walmart. We do not believe there were any meaningful changes in market share trends or comparatives as a result of the elimination of data from Walmart.

ITEM 1. BUSINESS

A. HISTORY

      Our business was founded in 1932 under the name International Latex Company and operated for many years prior to 1986 under the name International Playtex, Inc. In the mid-1950's, using latex technology developed for the manufacture of girdles, we began to market household gloves. This was the first of many products to constitute our consumer products division. Through the marketing of gloves, the addition of disposable infant feeding products in the mid-1960's and the acquisition in 1967 and the expansion of our tampon manufacturing business, we established a major presence in the drug store, supermarket and mass merchandise channels of distribution.

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

      Since 1992, we have acquired a number of leading consumer products brands and companies, including:

      o In December 1992, we acquired 22% of the company that made BANANA BOAT sun and skin care products. Subsequently, in October 1995, we acquired the remaining 78% of the company, giving us 100% ownership of this business. This brand has grown to become the number two brand in the sun care category.

      o In February 1995, we acquired the WOOLITE rug and upholstery cleaning products business, the number two brand in this category. We purchased the rights for the United States and Canada.

      o In January 1998, we acquired Personal Care Holdings, Inc. ("PCH"), Carewell Industries, Inc. ("Carewell"), and the BINKY pacifier business ("BINKY"). We added, as a result of these acquisitions, a number of leading consumer product brands, including:

            o WET ONES-pre-moistened towelettes, the number one brand in the hands and face towelettes category,

            o OGILVIE-home permanent products, the number one brand in the home permanents category,

            o BINACA-breath freshener products, the number one brand in the spray and drops breath fresheners category,

            o MR. BUBBLE-children's bubble bath products, the number two brand in the bath additives category,

            o     CHUBS-baby wipes,

            o     DIAPARENE-infant care products,

            o     TUSSY-deodorants,

            o     DOROTHY GRAY-skin care products,

            o     BETTER OFF-depilatories,

            o     DENTAX-oral care products, and

            o     BINKY-pacifiers.

            o In January 1999, we acquired the DIAPER GENIE business. DIAPER GENIE is the market leading diaper disposal system.

            o In June 1999, we acquired the BABY MAGIC brand of infant toiletries. BABY MAGIC is the number two brand in this category. We purchased the rights for the United States and Canada.

B. EXECUTIVE OFFICERS OF REGISTRANT

      Listed below are our executive officers and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company. Ages and positions are shown as of March 15, 2002.

NAME                         AGE        POSITION
----                         ---        --------
Michael R. Gallagher         56         Chief Executive Officer and Director
Glenn A. Forbes              51         Executive Vice President, Chief Financial Officer and Director
Kevin M. Dunn                49         President, Consumer Products Division
John D. Leahy                48         President, International/Corporate Sales Division
Richard G. Powers            56         President, Personal Products Division
James S. Cook                50         Senior Vice President, Operations
Paul A. Siracusa, Ph.D.      45         Senior Vice President, Research and Development
Paul E. Yestrumskas          50         Vice President, General Counsel and Secretary

      MICHAEL R. GALLAGHER has been Chief Executive Officer and a Director since 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC ("R&C") (a consumer products company) from 1994 to 1995. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994. From 1984 to 1988, Mr. Gallagher held various executive positions with the Lehn & Fink Group of Sterling Drug. From 1982 to 1984, he was Corporate Vice President and General Manager of the Household Products Division of the Clorox Company ("Clorox"). Prior to that, Mr. Gallagher had various marketing and general management assignments with Clorox and with the Procter & Gamble Company ("P&G"). Presently he serves as a director of Allergan, Inc., AMN Healthcare Services, Inc., the Association of Sales and Marketing Companies, the Grocery Manufacturers Association, and the Haas School of Business UC Berkley.

      GLENN A. FORBES has been Executive Vice President, Chief Financial Officer and a Director since 2000. He has served the Company for the past 30 years in various finance and accounting positions, including Vice President, Finance from 1988 to 2000.

      KEVIN M. DUNN has been President, Consumer Products Division since 2000. Prior to joining us, Mr. Dunn was President of R&C's North American Household Products Division from 1998 to 2000 and President, Food Products Division - North America from 1994 to 1997. He also held various executive positions with Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994.

      JOHN D. LEAHY has been president of the International/Corporate Sales Division since 2000 and Senior Vice President, International/Corporate Sales from 1998 to 2000. He was Vice President of International/Corporate Sales from 1996 to 1998 and our Vice President of Sales from 1993 to 1996. From 1982 to 1993, Mr. Leahy held various sales positions with us.

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

      PAUL A. SIRACUSA, PH.D. has been Senior Vice President, Research and Development since 2000. From 1997 to 2000, he was Senior Vice President Research and Development for R&C. From 1995 to 1997, he was Divisional Vice President of Research & Development, North America for R&C. From 1992 to 1995, he was Director of Technology for the Lehn & Fink Group of Sterling Drug. Prior to that, he held various Research and Development positions with Henkel Corporation, International Flavors and Fragrances, and Union Carbide Corporation.

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

C. GENERAL

      We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products, including:

      o     PLAYTEX Infant Care              o     WOOLITE rug and upholstery
            products,                              cleaning products,
      o     PLAYTEX DIAPER GENIE,            o     PLAYTEX Gloves,
      o     WET ONES pre-moistened           o     OGILVIE home permanent
            towelettes,                            products, and
      o     PLAYTEX Feminine Care            o     BINACA breath freshener
            products,                              products.
      o     BANANA BOAT Sun Care
            products,

      In fiscal 2001, approximately 95% of our sales came from products in which we held the number one or two market share position. Products in which we held the number one market share position for fiscal 2001 and their dollar market share in their respective categories were:

      o     DIAPER GENIE diaper pails        o     PLAYTEX cups and mealtime
            (93.2%),                               products (52.7%),
      o     PLAYTEX disposable liners        o     BINACA breath freshener
            (84.7%),                               products (47.6%), and
      o     OGILVIE home permanent           o     PLAYTEX gloves (32.8%).
            products (70.2%),
      o     WET ONES pre-moistened
            towelettes (60.3%),

Products in which we held the number two market share position for fiscal 2001 and their dollar market share in their respective categories were:

      o     PLAYTEX tampons (29.9%),         o     WOOLITE rug and upholstery
      o     MR. BUBBLE children's bubble           cleaning products (20.5%),
            bath (22.7%),                          and
      o     BANANA BOAT sun care             o     BABY MAGIC baby toiletries
            products (21.1%),                      (8.7%).

      Our net sales for each of the past three fiscal years 2001, 2000, and 1999 are provided based on our divisional structure. The results for 1999 include the results of the DIAPER GENIE and BABY MAGIC businesses since the date of their acquisition by us. We acquired the DIAPER GENIE business on January 29, 1999 and the BABY MAGIC business on June 30, 1999 (dollars in millions):

                                                                                                    TWELVE MONTHS ENDED
                                                                                        ------------------------------------------
                                                                                         DEC. 29,        DEC. 30,         DEC. 25,
PRODUCT LINE                                          2001 PRINCIPAL BRAND NAMES           2001            2000             1999
------------                                      -----------------------------------   ---------        ---------       ---------
Personal Products Division:
   Infant Care.................................   PLAYTEX, WET ONES, MR. BUBBLE,
                                                    DIAPER GENIE, and BABY MAGIC         $  260.5         $ 272.2         $  255.1
   Feminine Care...............................   PLAYTEX                                   218.2           214.3            201.8
                                                                                         --------         -------         --------
     Total Personal Products Division..........                                             478.7           486.5            456.9
Consumer Products Division:
   Sun Care....................................   BANANA BOAT                               107.3           110.3             96.9
   Household Products..........................   PLAYTEX, WOOLITE                           55.5            52.2             51.0
   Personal Grooming...........................   OGILVIE, BINACA, TUSSY, TEK,
                                                    and DENTAX                               42.9            43.1             47.6
                                                                                         --------         -------         --------
     Total Consumer Products Division..........                                             205.7           205.6            195.5
International/Corporate Sales Division.........                                             145.6           139.2            135.3
                                                                                         --------         -------         --------
       Total ..................................                                          $  830.0         $ 831.3         $  787.7
                                                                                         ========         =======         ========

D. BUSINESS SEGMENTS AND PRODUCT LINES

      We are organized in three divisions, which allows us to focus more effectively on individual product lines, category management initiatives, certain specialty classes of trade, and the efficient integration of acquired brands. Our two largest divisions, the Personal Products Division and the Consumer Products Division, constituted approximately 82% of our consolidated net sales in fiscal 2001 compared to 83% in fiscal 2000 and fiscal 1999.

      PERSONAL PRODUCTS DIVISION--The Personal Products Division accounted for approximately 58% of our consolidated net sales for our last three fiscal years. This Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes:

      INFANT FEEDING PRODUCTS                OTHER INFANT CARE PRODUCTS
      -----------------------                --------------------------

      o     PLAYTEX disposable nurser        o     DIAPER GENIE diaper disposal
            system,                                system,
      o     PLAYTEX cups and mealtime        o     WET ONES hand and face
            products,                              towelettes,
      o     PLAYTEX reusable hard            o     BABY MAGIC baby toiletries,
            bottles,                         o     BABY MAGIC/CHUBS baby wipes,
      o     PLAYTEX pacifiers,                     and
                                             o     MR. BUBBLE children's bubble
                                                   bath.

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE and SLIMFITS. In addition, the Feminine Care product category includes a personal cleansing wipe for use in feminine hygiene. This product was introduced in the first quarter of 2001.

      INFANT CARE--Infant Care accounted for approximately 54% of Personal Products net sales in fiscal 2001 compared to 56% in fiscal 2000 and fiscal 1999.

      Our largest Infant Care business is infant feeding products, in which we held a market leading 39% dollar market share in 2001. We are particularly strong in both the disposable feeding and the infant cup categories with 2001 dollar market shares of 85% and 53%, respectively. We are also strong in the diaper pail category with our 93% dollar market share leading DIAPER GENIE brand. Our MR. BUBBLE brand held a 23% dollar market share of the bath additives category and is gaining on the market share leader. BABY MAGIC held a 9% dollar market share of the infant toiletries category and is strong in the bath and lotions segment with 16% and 19% dollar market shares of those segments. In pre-moistened towelettes, our WET ONES brand held a 60% dollar market share of the hand and face segment, while our baby wipe brand held a 3% dollar market share in 2001.

      The PLAYTEX disposable feeding system, introduced in 1960, was the first disposable system on the market. Since that time, we have provided innovative product improvements as a healthy alternative to breast feeding. In 1996, we introduced a new disposable liner for use with our disposable feeding system, DROP-INS. Since its introduction, DROP-INS has steadily increased its market share in the disposable feeding category and represented 40% of the category in 2001 compared to 35% in 2000. In disposable liners, the largest component of the category, DROP-INS represented 62% of all disposable liners used by consumers compared to 56% in 2000.

      In 1994, we introduced the first Spill-Proof cup. Sales of our popular Spill-Proof cups have increased our dollar market share in the infant cup category to 53% in 2001 from 29% in 1994. Prior to our introduction of the Spill-Proof cup, there was really no distinct market segment for children's cups. Over the last few years we expanded our cup offerings. In 1996, we introduced the QUICKSTRAW cup, and in 1997 introduced an insulated version of the QUICKSTRAW cup, the COOLSTRAW cup. In 1999, we added a six-color version of our popular Spill-Proof cup and the BIG SIPSTER, a cup targeted at older children. In late 2000, we extended our line of Spill-Proof cups with THE GRIPSTER, made to fit small hands, and the DRINKUP, a cup for older children ready to make the transition from infant cups to regular drinking. In 2002, we will begin shipping the PLAYTEX INSULATOR, which is an insulated Spill-Proof cup designed to keep the contents of the cup cooler and fresher longer than non-insulated cups. As the market share leader, we continue to explore innovative opportunities in the cup category to drive category growth. The cups category, based on total dollar volume of cups purchased by consumers, grew 4% in 2001 and our retail consumption decreased 8%. The cups category has become especially price sensitive, with an influx of several lower priced Spill-Proof cup offerings from competitors.

      In 1999, we acquired the DIAPER GENIE business and the BABY MAGIC brand, which added two premium brands to our Infant Care category. DIAPER GENIE leads the diaper disposal market with a 93% dollar market share in 2001. The DIAPER GENIE business is comprised of two segments:

      o     DIAPER GENIE diaper pail unit, and
      o     DIAPER GENIE liner refills, the largest component of the business.

      The diaper pail unit individually seals diapers in an odor-proof, germ-proof chain. The unit uses our proprietary refill liners. A supply of liners lasts approximately one month. In 2001, we improved both the diaper pail unit and introduced a new liner. We improved the cutter cap system, which makes the unit easier to use and we introduced a toddler film refill to the market for older age children, which should extend the usage period. A large percentage of the diaper pail units are given to expectant mothers as gifts. This provides a unique opportunity to begin cross-marketing our entire line of infant care products before the baby arrives.

      BABY MAGIC occupies the number two position among the branded products in the U.S. baby toiletries category (defined as lotions, shampoos, powders, bath products, oils and gift packs), with a 9% dollar market share in 2001. BABY MAGIC has a strong position in the bath and lotion segments. Our 2001 dollar market share is down approximately 2 percentage points from 2000 as a result of new products introduced into these segments by the market share leader. To address the competitive threat, we introduced a number of new products in the fourth quarter of 2001, including a foaming hair and body wash and foaming shampoo. In addition, we revised our packaging graphics and product-dispensing applications in order to enhance consumer awareness and improve ease of use.

      We entered the pre-moistened towelette business in early 1998 with the acquisition of WET ONES, the market share leader in the hands and face segment of the market with a 60% dollar market share in 2001. WET ONES are used by parents in applications other than diaper changing, such as cleaning up after meals or traveling away from home. This category experienced 34% retail consumption growth in 2001 as competitors entered the category and invested heavily in advertising and promotion to generate trial of their product. To capitalize on the recent consumer attention in pre-moistened towelettes, we are expanding our offerings. We introduced ULTRA WET ONES early in 2001 and in the first quarter of 2002 we started shipping WET ONES FLUSHABLES a new product for use in the bathroom.

      We also entered the children's bubble bath and baby wipe categories in early 1998 with the acquisition of the MR. BUBBLE, CHUBS and DIAPARENE brands. Our MR. BUBBLE children's bubble bath brand is a widely recognized brand name among consumers and holds a strong number two position in the bath additives category with a 23% dollar market share in 2001. Our dollar market share in the baby wipes category was 2.5% in 2001, down 0.5 percentage point versus 2000. In fiscal 2000, we decided to market our domestic baby wipes under the BABY MAGIC name as market research indicated the BABY MAGIC trade name was more recognizable to consumers. We continue to market CHUBS internationally.

      We are committed to offering the best and most innovative infant care products to the market. In fiscal 2000, some of our internal testing indicated that latex used in the manufacture of two of our latex pacifier products may cause the pacifier nipple to age at an accelerated rate. Even though the pacifiers passed all Federal test requirements and there were no reported incidents requiring medical attention, we voluntarily recalled the product. This negatively impacted our net sales and dollar market shares in 2001 and 2000. We re-launched a new latex pacifier in the second quarter of 2001.

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

      FEMININE CARE--PLAYTEX tampons accounted for approximately 46% of Personal Products net sales in fiscal 2001 compared to 44% in fiscal 2000 and fiscal 1999. For over 20 years, our tampons have been the second largest selling tampon brand in the United States, and the leader in the plastic applicator and deodorant segments.

      We have two tampon lines in the Feminine Care category: plastic applicator tampons and cardboard applicator tampons. In addition, we introduced a new personal cleansing wipe for use in feminine hygiene early in 2001.

      The plastic applicator tampon business represented approximately 87% of our branded domestic tampon business in 2001 and is comprised of two primary product offerings:

      o     GENTLE GLIDE, our original plastic applicator tampon, and
      o     SLIMFITS, marketed to first-time tampon users.

      The SILK GLIDE brand is our line of cardboard applicator tampons. This product line features a rounded-tip cardboard applicator and a unique surface coating that provides the consumer with a quality product in the cardboard applicator segment of the tampon market.

      We introduced PLAYTEX Personal Cleansing Cloths in the first quarter of 2001. The cloths are soft and smooth pre-moistened wipes that are formulated with vitamin E and aloe to soothe as they clean and refresh. They are available in a discrete dispenser, a resealable refill, and a convenient travel pack.

      Our long-term strategy in the Feminine Care category has centered on product innovation, a successful consumer-driven brand-building marketing strategy and category building initiatives. Since the end of 1996, we introduced three innovative tampon products to the market.

      We introduced SLIMFITS to the category in 1996. SLIMFITS were developed to appeal to a key segment of the tampon market: young teens. SLIMFITS have a softer and more narrow plastic applicator providing for greater comfort. We believe that SLIMFITS will continue to build our business by encouraging young women to use tampons rather than pads at an earlier age, and by developing brand loyalty for our tampons at a time when lifelong preferences are being formed.

      We introduced GENTLE GLIDE Odor Absorbing tampons in 1997 and SILK GLIDE Odor Absorbing tampons in 1998. These tampons include an all natural material that absorbs odors without the use of a fragrance or deodorant. These products are designed to appeal to a large group of women who are concerned with odor protection yet reluctant to use a fragranced tampon.

      Our consumer marketing strategy uses traditional advertising such as television, radio and print to build consumer awareness of the PLAYTEX feminine care franchise. We have also reached out to consumers through new means such as the internet. Consumers can learn about our feminine care offerings through one of our web sites WWW.PLAYTEXTAMPONS.COM . This site includes an interactive section for young teens ("AJ's World") where they can hear straight talk about their menstrual cycle in an informative and casual way. Our consumer marketing strategy centers around attracting young first time users, converting feminine protection pad users to tampon users or dual users (i.e. women who use pads and tampons), and general education concerning tampon usage.

      We believe these strategies will benefit the tampon category and result in higher sales for our Feminine Care business.

CONSUMER PRODUCTS DIVISION--The Consumer Products Division accounted for approximately 25% of our consolidated net sales for our last three fiscal years. This division includes Sun Care, Household Products, and Personal Grooming products sold in the United States, primarily to mass merchandisers, grocery and drug classes of trade. The Sun Care business consists of an extensive line of sun care products marketed under the BANANA BOAT trade name.

      SUN CARE--Our Sun Care product lines accounted for approximately 52% of Consumer Products net sales in fiscal 2001, 54% in fiscal 2000, and 50% in fiscal 1999. Our offerings consist of an extensive line of sun care products designed for specific uses, such as sun protection with sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. We also sell a variety of BANANA BOAT skin care products, including sunless tanning lotion and after-sun moisturizers containing additional ingredients such as vitamin E and aloe vera. In 2002, we will extend our BANANA BOAT franchise into the indoor tanning market. Our Sun Care products are a strong number two in the U.S. sun care category with a 21% dollar market share in 2001.

      Retail consumption of our Sun Care products grew 8.8% in 2001, slightly below the Sun Care category, which grew 9.2% in dollar terms versus 2000. The high growth in the category was driven by the "sunless" and indoor tanning segments, which grew more rapidly early in the Sun Care season due to weather. We did not have any indoor tanning products, at this time, and while we did have sunless products, they had not been an area of focus for our business. We believe the growth prospects for the sun care market are favorable as a result of increasing consumer awareness of the need for sunscreen protection and consumers' desire for sun care products targeted towards their specific age and needs.

      For the 2002 season, we believe we have an exceptionally strong array of new products including the highest SPF available in a spray for the general protection market, the kids market and the sport market. For the 2002 season, we are introducing a new BANANA BOAT line, VITASKIN Advanced Sun Protection. VITASKIN combines the benefits of sun protection with a quality skin care product designed for everyday use. In addition, we are entering the indoor tanning segment for the first time and for the after sun market, we are introducing a new clear aloe gel and a new Sooth-A-Caine spray gel with lidocaine to provide fast acting, long lasting burn relief.

      We focus on a number of different distribution outlets to deliver our Sun Care products to consumers including mass merchandisers, grocery stores, drug stores, convenience stores, and specialty stores. We also use direct sales people to call on key outlets in the southern and coastal areas of the country. They keep BANANA BOAT inventory in their vans, which ensures product availability and selection in the key locations during the prime sun care buying season. They manage product inventory at the store level, invoice customers and transmit key marketing data to us through a network of hand-held computers. We believe this direct sales approach provides us with a competitive advantage over our smaller competitors.

      Industry convention and the seasonal nature of the sun care business require that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the season. To better reflect the impact of potential returns, we provide for estimated returns in our reported operating results as sales are made throughout the year. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions (see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies of this Annual Report on Form 10-K).

      HOUSEHOLD PRODUCTS--We compete in two product lines of the Household Products category: rug and upholstery cleaning products and household gloves. These products accounted for approximately 27% of Consumer Products net sales in fiscal 2001, 25% in fiscal 2000, and 26% in fiscal 1999. Household Products net sales in fiscal 2001 were aided by market share gains and consumption growth in our WOOLITE rug and upholstery cleaning business.

      WOOLITE is the number two rug and upholstery cleaning product in the United States with a 21% dollar market share in 2001. Since acquiring the brand in 1995, we have introduced a number of new products and product enhancements, including:

      o     an improved pet stain spray      o     a spot and stain wipe
            in 1996,                               product in early 2001 and
      o     a new foam carpet cleaner in     o     INSTANT POWER SHOT a deep
            early 1997,                            penetrating carpet cleaner
                                                   introduced in late 2001.

      PLAYTEX gloves have held the number one market share position since we introduced the first household latex glove in the U.S. in 1954. We believe our nationally recognized brand name, based upon our reputation for nearly 50 years of superior quality, durability and protection, provides a strong competitive advantage in this category.

      PERSONAL GROOMING--Personal Grooming contributed approximately 21% of Consumer Products net sales in fiscal 2001 and 2000, and 24% in fiscal 1999. Our Personal Grooming portfolio consists of:

      o     OGILVIE at-home permanents,      o     DOROTHY GRAY skin care
      o     BINACA breath spray and drops,         products,
      o     DENTAX oral care products,       o     TUSSY deodorants,
      o     TEK toothbrushes,                o     BETTER OFF depilatories, and
                                             o     JHIRMACK hair care products
                                                   (through May 12, 1999).

On May 12, 1999, we sold the U.S. JHIRMACK hair care products business to a third party.

      Our OGILVIE brand is the market leader of the at-home permanents and straighteners category, with a 70% dollar market share in 2001. Retail consumption of at-home permanent products has been declining due to the tendency of consumers to get their hair permed in professional beauty salons. Our strategy is to grow our market leadership position by repositioning the brand to younger consumers and, as category leader to positively impact the growth of the category as a whole. Since our acquisition of the OGILVIE brand we have successfully launched OGILVIE Straightener. OGILVIE Straightener removes the curl from permed hair, controls the curl from naturally curly hair, and delivers smooth texture to hair. This product is targeted to younger consumers.

      Our BINACA brand of breath fresheners is also a well known brand. It is the leader in the spray & drops segment of the breath fresheners market with a 48% dollar market share in 2001. Our research indicates that BINACA has the highest brand awareness among breath freshener users. Since our acquisition of BINACA in January 1998, we have expanded front-end store placements and launched new products. In 1999, we launched FAST BLAST a non-aerosol spray product and in 2001 we developed BINACA POWER BLASTS a sugar free mint product. We believe these initiatives resulted in improved dollar market share for BINACA, up two percentage points in 2001.

      We also compete in the value-priced end of the toothbrush business with our TEK and DENTAX brands of toothbrushes and in certain skin care categories with our TUSSY deodorants, BETTER OFF depilatories, and DOROTHY GRAY skin care products.

      INTERNATIONAL/CORPORATE SALES DIVISION--The International/Corporate Sales Division constituted approximately 17% of our consolidated net sales in our last three fiscal years. The International/Corporate Sales Division includes:

      o     Sales to specialty classes       o     export sales,
            of trade in the United           o     sales in Puerto Rico,
            States including wholesale       o     results from our Canadian and
            clubs, military, convenience           Australian subsidiaries,
            stores, specialty stores         o     and sales of private label
            and telemarketing,                     tampons.

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to specialty classes of trade represented 50% of the total division's net sales in fiscal 2001, 49% in fiscal 2000, and 48% in fiscal 1999.

E. MARKETING

      We allocate a significant portion of our revenues to the advertising and promotion of our products. Our advertising and promotion expenditures for the past three years were (in thousands):

                                                               TWELVE MONTHS ENDED
                                                 ---------------------------------------------
                                                  DEC. 29,          DEC. 30,         DEC. 25,
                                                    2001              2000             1999
                                                 ----------       ----------        ----------
Total advertising and promotion...............   $  189,362       $  186,596        $  168,878
   As a % of net sales........................        22.8%            22.4%             21.4%

      These expenditures are primarily for television, radio and print advertising and production as well as consumer and trade incentives such as coupons and other price promotional activity. We believe these expenditures support our brand building activities and are an investment in the long-term longevity of our brands.

      As a result of two new accounting rules, which become effective for us in the first quarter of 2002, we will restate certain advertising, promotional and cooperative spending costs (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recently Issued Accounting Standards of this Annual Report on Form 10-K). These accounting rule changes address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending costs. These rule changes will require restatement of our net sales and certain advertising and promotion expenses and will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. They will not have any impact on our reported operating earnings, net income, or earnings per share. They will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing our operating earnings margin. When we reclassify our statements of earnings in fiscal 2002, as a result of these rules, both reported net sales and advertising and sales promotional expenses will be reduced by $106.5 million, $98.0 million, and $92.2 million for fiscal 2001, 2000, and 1999, respectively.

F. COMPETITION

      The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

      Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources and less debt than we do. We believe that the market for consumer-packaged goods is very competitive and may intensify in the future. Competitive pressures on our products may result from:

      o     new competitors,                 o     higher spending for
      o     new product initiatives by             advertising and promotion,
            competitors,                           and
                                             o     continued activity in the
                                                   private label sector.

      Our infant care segment has been extremely competitive over the last two fiscal years. Our Cups business was challenged by competitors offering less expensive products and new competitors entered the disposable feeding, baby toiletries and pre-moistened towelettes categories. Other categories that have recently seen an increase in competitive activities include feminine care and gloves.

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

H. DISTRIBUTION

      We sell our products using approximately 170 direct sales personnel, independent food brokers and exclusive distributors. Independent brokers supplement the direct sales force in the food class of trade, by providing more effective coverage at the store level. For the twelve months ended December 29, 2001 and December 30, 2000, our net sales in the U.S. were distributed to the following classes of trade:

                                                     DEC. 29,         DEC. 30,
CLASS OF TRADE                                         2001             2000
--------------                                      ---------         ---------
Mass merchandisers.........................             44%               44%
Supermarkets...............................             31%               32%
Drug stores................................             17%               16%
Specialty..................................              8%                8%
                                                       ---               ---
    Total..................................            100%              100%
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

I. RESEARCH AND DEVELOPMENT

      In March 1999, we moved our research and development group into a new state-of-the-art technical center in Allendale, New Jersey. Prior to March 1999, we maintained our research and development program in Paramus, New Jersey. Approximately 70 employees are engaged in these programs, for which expenditures were $13.9 million in fiscal 2001, $11.6 million in fiscal 2000 and $10.1 million in fiscal 1999, respectively.

      The primary focus of our research and development group is to design and develop new and improved products that address our customers' wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses.

J. TRADEMARKS AND PATENTS

      We have proprietary rights to a number of trademarks important to our businesses, such as: ACTIVE SPORT, BABY MAGIC, BANANA BOAT, BINACA, BLASTERS, BIG SIPSTER, COOL COLORZ, COOLSTRAW, DIAPER GENIE, DENTAX, DROP-INS, FAST BLAST, GENTLE GLIDE, GET ON THE BOAT, GRIPSTER, HANDSAVER, HEAVY TRAFFIC, INSULATOR, LIPPOPS, MOST LIKE MOTHER, MR. BUBBLE, NATURAL ACTION, OGILVIE, POWER SHOT, PRECISELY RIGHT, QUICKSTRAW, QUIK BLOK, SAFE'N SURE, SILK GLIDE, SIPEASE, SLIMFITS, SOOTH-A-CAINE, TUB MATE, TEK, TUSSY, VENTAIRE, VITASKIN, and WET ONES. The PLAYTEX and LIVING trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. Along with Apparel, we have a license from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis. Apparel's license is for apparel and apparel-related products, and our license is for all other products. In all other countries, Apparel retains title to the PLAYTEX and LIVING trademarks. We have a perpetual, royalty-free license to use such trademarks for all products other than apparel products in all other countries. We also own a royalty-free license in perpetuity to use the WOOLITE trademark for rug and upholstery cleaning products in the United States and Canada.

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

      The patents expire at varying times, ranging from 2002 to 2020. We also have pending patent applications for various products and methods of manufacture relating to our tampons, infant feeding and sun care businesses. While we consider our patents to be important to our business, we believe that the success of our products is more dependent upon the quality of these products and the effectiveness of our marketing programs. No single patent is material to our business.

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

L. CUSTOMERS AND BACKLOG

      No single customer or affiliated group of customers, except Walmart, accounted for over 10% of our net sales in fiscal 2001, fiscal 2000, and fiscal 1999. Our next three largest customers represented in total approximately 18% of our total consolidated net sales in fiscal 2001 and fiscal 2000 and 15% in fiscal 1999 (see Note 16 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K). In accordance with industry practice, we grant credit to our customers at the time of purchase. In addition, we may grant extended payment terms to new customers and for the initial sales of introductory products and product line extensions. We also may grant extended terms on our Sun Care products due to industry convention and the seasonal nature of this business.

      Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. We allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the sun care industry. They are required to pay for the Sun Care product purchased during the season under the required terms. In instances where extended terms are granted on initial Sun Care orders, the terms require a substantial payment be made in the June time frame. We generally receive returns of our Sun Care products from September through March following the summer season. We reduce our Sun Care sales and increase accrued liabilities for these returns throughout the year based on management's estimates of these returns as a percent of Sun Care products sold.

Refunds made to our customers for returned Sun Care products subsequently reduce accrued liabilities (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies of this Annual Report on Form 10-K for a more complete discussion on our policies regarding Sun Care product returns).

      Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. EMPLOYEES AND LABOR RELATIONS

      Our worldwide workforce consisted of approximately 2,100 employees as of December 29, 2001, of whom approximately 185 were located outside the United States, primarily in Canada. Of the United States facilities, only the operation at Watervliet, New York has union representation; it is organized by The Brush Workers Union Local No. 20468 I.U.E. A.F.L.-C.I.O. The collective bargaining agreement covered approximately 140 workers at December 29, 2001 and expires on June 28, 2003. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future.

N. ENVIRONMENTAL

      We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year.

                                  RISK FACTORS

      Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind, that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts and timing of revenue and expenses,
      o the reported amounts and classification of assets and liabilities, and
      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas that you should be aware of (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies of this Annual Report on Form 10-K).

WE HAVE SUBSTANTIAL DEBT AND THERE IS RISK OF PRINCIPAL REPAYMENT.

      On May 22, 2001, we refinanced most of our indebtedness. We repaid our $360.0 million 9% Senior Subordinated Notes due 2003 (the "9% Notes"), our $150.0 million 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes") and all of our outstanding borrowings under our then existing credit agreement. We did not pay-off the 6% Convertible Subordinated Notes due 2004. We issued new debt securities and established a new credit agreement in the amount of:

      o $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes").
      o A new senior secured credit facility (the "Senior Secured Credit Facility") consisting of:

            > a new six-year $100.0 million term A loan facility (the "'07-Term A Loan"),
            > a new eight-year $400.0 million term B loan facility (the "'09-Term B Loan"), and
            > a new six-year $125.0 million revolving credit facility (the "Revolving Credit Facility").

      We believe that we will generate sufficient cash flow from operations for our working capital needs, capital expenditures, interest payments, and scheduled principal payments on all of our debt obligations due prior to fiscal 2008. However, we do not expect to generate sufficient cash flow from operations to make the scheduled principle payments on the '09-Term B loan due in fiscal 2008 and 2009, which collectively total $390.9 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principle payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

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

o Some of our debt, $488.8 million at December 29, 2001, is at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates.

o Our indebtedness contains certain financial and restrictive covenants including:

      o     incurrence of additional         o     use of proceeds from sales
            indebtedness,                          of assets and subsidiary
      o     dividends and restricted               stock,
            payments,                        o     certain mergers,
      o     creation of certain liens,             consolidations and transfers
      o     transactions with                      of all or substantially all
            affiliates,                            of our assets, and
      o     sale and leaseback               o     the use of excess cash flow.
            transactions,

Our failure to comply with our financial and restrictive covenants could result in an event of default, which, if not rectified, could materially and adversely affect our operating results and our financial condition.

WE MAY INCUR HIGHER INTEREST RATES IN THE EVENT OF NEGATIVE CHANGES TO OUR PUBLIC DEBT RATINGS.

      Our Senior Secured Credit Facility is rated by third party rating agencies, such as, Moody's Investor Service, Inc., ("Moody's"), and Standard & Poors Ratings Group ("S&P"). At December 29, 2001 our Senior Secured Credit Facility was rated Ba3 by Moody's and BB- by S&P. These rating agencies provide insight and guidance regarding our ability to pay both interest and principal on our debt balances. The rates of interest we pay on our variable rate debt include a spread over the underlying rate, such as the Prime Rate or LIBOR, based, in part, on the ratings determined by these third parties. A negative change in our rating may require us to pay an additional 0.25% in interest on our outstanding variable rate debt. Based on our debt portfolio outstanding at December 29, 2001, this change would result in an increase of our interest expense of approximately $1.2 million.

      In addition, the Receivables Facility may be terminated if our indebtedness under the Senior Secured Credit Facility is not rated at least B-by S&P and B3 by Moody's. This event would require us to find an alternative financing source that may include use of our existing revolving credit facility which may result in higher interest costs.

WE MAY INCUR GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES.

      Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other intangible assets. At December 29, 2001, we had $494.2 million of goodwill and $159.5 million of other intangible assets consisting of trademarks and patents. We review these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize a non-cash impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, eliminates the amortization for goodwill and for other indefinite-lived intangible assets, such as trademarks, and initiates an annual review for impairment of these items. Identifiable intangible assets, like patents, with a definite useful life will continue to be amortized. We adopted SFAS No. 142 effective December 30, 2001, the start of our fiscal year 2002. Following adoption, we have ceased the amortization of: (a) all of our remaining net goodwill balance and (b) trademarks that are determined to have indefinite lives. We will perform impairment tests on our goodwill and indefinite-lived intangible assets based on a fair value concept within the prescribed time lines of SFAS No. 142. In addition, changes in the fair value of our businesses caused by various factors, some of which may be out of our control, may cause us to take an impairment charges in the future.

WE FACE SIGNIFICANT COMPETITION FROM OTHER CONSUMER PRODUCTS COMPANIES.

      The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected.

WE RELY ON A FEW LARGE CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR SALES.

      A few of our customers are material to our business and operations. In fiscal 2001, Walmart our largest customer, represented approximately 23% of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 18% of our total consolidated net sales in fiscal 2001. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

WE MAY BE ADVERSELY AFFECTED BY THE TREND TOWARDS RETAIL TRADE CONSOLIDATION.

      With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions.

SALES OF SOME OF OUR PRODUCTS MAY SUFFER BECAUSE OF UNFAVORABLE WEATHER CONDITIONS.

      Our businesses, especially Sun Care, may be negatively impacted by unfavorable weather conditions. In accordance with industry practice, we allow customers to return unsold Sun Care products at the end of the summer and these product returns may be higher in years when the weather is poor. This could adversely affect our business and operating results. In addition, consumption of our Feminine Care and WET ONES products may be affected by unfavorable weather, although to a lesser extent than the Sun Care business, due primarily to reduced levels of outdoor activities.

OUR ACQUISITION STRATEGY IS SUBJECT TO RISKS AND MAY NOT BE SUCCESSFUL.

      We consider the acquisition of other companies engaged in the manufacture and sale of consumer products. At any given time, we may be in various stages of looking at these opportunities. Acquisitions are subject to the negotiation of definitive agreements and to other matters typical in acquisition transactions. There can be no assurance that we will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements relating to them. Even if definitive agreements are entered into, we can not assure you that any future acquisition will be completed or that anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Future acquisitions by us could result in the incurrence of additional debt and contingent liabilities, which may have a negative effect on our operating results.

HAAS WHEAT CONTROLS A MAJORITY OF OUR BOARD OF DIRECTORS AND ITS INTERESTS MAY CONFLICT WITH YOURS.

      Haas Wheat & Partners, L.P. and its affiliates together hold approximately 33% of the outstanding shares of our common stock and will likely continue to exercise control over our business by virtue of their voting power with respect to the election of directors. In addition, under our by-laws and agreements among our stockholders, Haas Wheat and its affiliates have the right to approve a majority of the nominations to our board of directors. Haas Wheat and its affiliates may authorize actions that are not in your best interests, and in general, their interests may not be fully aligned with yours.

ITEM 2. PROPERTIES

      Our principal executive office is located at 300 Nyala Farms Road, Westport, Connecticut 06880 and is occupied pursuant to a lease, which expires in 2005. Our principal manufacturing and distribution facilities are located in:

      o     Dover, Delaware,                 o     Watervliet, New York, and
      o     Sidney and Streetsboro, Ohio,    o     Arnprior and Malton, Canada.

We maintain a research and development facility in Allendale, New Jersey. This facility is leased for a term of 15 years with two five-year renewal options. We operate two facilities in Canada. We own the Arnprior facility, which is primarily a warehouse and assembly operation, and we lease the Malton facility, which is a warehouse and office site. This lease expires in 2004. The lease on the Montvale, NJ facility, expiring in 2002, was acquired by us in the PCH acquisition and a substantial portion of the facility has been subleased, for the duration of the lease term, to third parties. For 2001, our average utilization rate of manufacturing capacity was an estimated 70%.

      The following table lists our principal properties as of December 29, 2001, which are located in seven states, Puerto Rico and Canada. The facilities in Arnprior and Malton, Canada and Guaynabo, Puerto Rico are used specifically by the International/Corporate Sales Division. All of the other facilities are shared amongst our three segments.

                                                                                 NUMBER             ESTIMATED
                                                                                   OF                SQUARE
              FACILITIES OWNED                                                 FACILITIES            FOOTAGE
              ----------------                                                 ----------           ---------
                MANUFACTURING/OFFICE/DISTRIBUTION/WAREHOUSE
                  Dover, DE..................................................       3                710,000
                  Streetsboro, OH............................................       1                176,700
                  Watervliet, NY.............................................       1                159,600
                  Arnprior, Canada...........................................       1                 91,800
                  Sidney, OH.................................................       1                 54,400

              FACILITIES LEASED
              -----------------

                OFFICE/DISTRIBUTION/WAREHOUSE
                  Dover, DE..................................................       3                268,906
                  Sidney, OH.................................................       2                216,800
                  Malton, Canada.............................................       1                 72,800
                  Westport, CT...............................................       1                 63,100
                  Allendale, NJ..............................................       1                 43,500
                  Montvale, NJ...............................................       1                 19,500
                  Guaynabo, PR...............................................       1                 15,700
                  Orlando, FL................................................       1                 10,400
                  Spokane, WA................................................       1                  8,400

ITEM 3. LEGAL PROCEEDINGS

      Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome ("TSS"), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to our tampons. As of the end of February 2002, there were approximately 7 pending claims. Additional claims, however, may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, we are self-insured and bear the costs of defending those claims, including settlements and trials. Effective December 1, 1995, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence / $4.0 million in total, for claims occurring on or after December 1, 1995.

      The incidence rate of menstrually associated TSS has declined significantly over the years. The number of confirmed menstrually-related TSS cases peaked in 1980 at 814, with 38 deaths. At that time, the United States Center for Disease Control found that 71% of women who developed the condition had been using a new brand of tampons. That brand of product was removed from the market and The Food and Drug Administration proposed regulations, which required all tampon manufacturers to provide TSS warnings on their labeling. In 1981, the incidence of menstrually-related TSS was reported to be 470, with 13 deaths. It has continued to fall since then. Compared with the 814 menstrual TSS cases in 1980, there were only three confirmed cases in 1998 and six in 1997.

      We believe that there are no claims or litigation pending against us, including the TSS cases, which, individually or in the aggregate, would have a material effect on us. This assessment is based on:

      o     our experience with TSS          o     the federally mandated
            cases,                                 warnings about TSS on and in
      o     our evaluation of the 7                our tampon packages, and
            pending claims,                  o     development of case law
      o     the reported decline in the            upholding the adequacy of
            incidence of Menstrually               tampon warnings that comply
            associated TSS,                        with federally mandated TSS
                                                   warnings.

      We have joined a group of potentially responsible parties with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. Based on the information currently available to us, the nature and quantity of material deposited by us and the number of other entities in the group, which are expected to share in the costs and expenses, we do not believe that our costs will be material. We will share equally with Apparel all expenses and costs associated with our involvement with this site.

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

      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      We have two classes of authorized stock:

      o Common Stock, par value $.01 per share, 273 holders of record, authorized 100,000,000 shares, issued and outstanding 61,061,165 shares at March 25, 2002, and

      o Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 25, 2002.

Our common stock is traded on the New York Stock Exchange under the symbol "PYX". No cash dividends have ever been paid on our stock, and we are restricted from paying dividends by the terms of our debt agreements (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K).

      The following table lists the high and low sale price per share of our stock during fiscal 2001 and fiscal 2000 as reported by the New York Stock Exchange-Composite Transactions:

                                           First           Second             Third           Fourth
                                          Quarter          Quarter           Quarter          Quarter
                                          -------          -------           -------          -------
FISCAL 2001
-----------
     High...........................     $  10.35          $ 11.20           $ 10.80          $  10.46
     Low............................     $   7.93          $  8.55           $  9.60          $   9.30

FISCAL 2000
-----------
     High...........................     $  15.50          $ 14.00           $ 12.88          $  11.94
     Low...........................      $  10.25          $ 10.12           $ 10.37          $   8.62

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item appears on page F-3 of this Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appears on pages F-4 to F-18 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At December 29, 2001, our total indebtedness consisted of $400.0 million in fixed rate debt and $488.8 million in variable rate debt. We currently are not a party to any financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at December 29, 2001, a 1% increase in interest rates would result in an estimated $4.9 million of additional interest expense on an annualized basis (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-19 to F-51. The Independent Auditors' Report, dated January 28, 2002, except as to Note 20, which is as of March 25, 2002 is filed as part of this Form 10-K and can be found on page F-52. The Report of Management, dated January 28, 2002, is filed as part of this 10-K and can be found on page F-53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these items (except for the information regarding our executive officers) is incorporated by reference to our Proxy Statement for the 2002 Annual Meeting of Stockholders. The information regarding our executive officers called for by Item 401 of Regulation S-K can be found in
Item I(b) on pages 7 to 8 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) FINANCIAL STATEMENTS

            (1) Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-19 to F-51. The Independent Auditors' Report, dated January 28, 2002, except as to Note 20, which is as of March 25, 2002, is on page F-52 of this Form 10-K.

            (2) FINANCIAL STATEMENT SCHEDULE

            The following financial statement schedule-Schedule II-Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page 26.

            All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

            (3) EXHIBITS

            Please see our Exhibit Index on Pages X-1 to X-6 of this Form 10-K.

      (b) REPORTS ON FORM 8-K

            None

                             PLAYTEX PRODUCTS, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
 TWELVE MONTHS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000, AND DECEMBER 25, 1999
                                 (In thousands)

                                                  BALANCE AT         ADDITIONS        NET ADDITIONS                      BALANCE
                                                   BEGINNING        CHARGED TO       RESULTING FROM                      AT END
DESCRIPTION                                        OF PERIOD          INCOME          ACQUISITIONS      DEDUCTIONS(1)    OF PERIOD
-----------                                      ------------      -----------       --------------     ----------       ---------
December 25, 1999
     Allowance for doubtful accounts.........      $  (2,095)      $    (675)           $  (167)          $    645      $  (2,292)

December 30, 2000
     Allowance for doubtful accounts.........      $  (2,292)      $    (346)           $    --           $    401      $  (2,237)

December 29, 2001
     Allowance for doubtful accounts.........      $  (2,237)      $  (1,771)           $    --           $  2,732      $  (1,276)

----------

(1) In 2001, the allowance for doubtful accounts includes a deduction of $789 related to the sale of receivables at fair market value in connection with the Receivables Facility. Amounts written-off include $1,943 in fiscal 2001, $401 in fiscal 2000, and $645 in fiscal 1999.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PLAYTEX PRODUCTS, INC.


                                              By: /s/ Michael R. Gallagher
                                                  ------------------------------
                                                      Michael R. Gallagher
                                                    CHIEF EXECUTIVE OFFICER

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of March, 2002.

        SIGNATURES                                 TITLE
------------------------------          ------------------------------

/s/ Robert B. Haas
------------------------------
      Robert B. Haas                    Chairman of the Board and Director

/s/ Michael R. Gallagher
------------------------------
   Michael R. Gallagher                 Chief Executive Officer and Director (Principal
                                        Executive Officer)

/s/ Glenn A. Forbes
------------------------------
     Glenn A. Forbes                    Executive Vice President, Chief Financial Officer and
                                        Director (Principal Financial and Accounting Officer)

/s/ Richard C. Blum
------------------------------
     Richard C. Blum                    Director

/s/ Michael R. Eisenson
------------------------------
   Michael R. Eisenson                  Director

------------------------------
    R. Jeffrey Harris                   Director

/s/ C. Ann Merrifield
------------------------------
    C. Ann Merrifield                   Director

/s/ Susan R. Nowakowski
------------------------------
   Susan R. Nowakowski                  Director

/s/ John C. Walker
------------------------------
      John C. Walker                    Director

/s/ Wyche H. Walton
------------------------------
     Wyche H. Walton                    Director

/s/  Douglas D. Wheat
------------------------------
     Douglas D. Wheat                   Director

                             PLAYTEX PRODUCTS, INC.

                       2001 ANNUAL REPORT TO STOCKHOLDERS

                             PLAYTEX PRODUCTS, INC.
                       2001 ANNUAL REPORT TO STOCKHOLDERS

                                      INDEX

                                                                      PAGE(S)
                                                                      -------

PART I--FINANCIAL INFORMATION

Selected Financial Data............................................ F-3

Management's Discussion and Analysis of Financial Condition and
Results of Operations.............................................. F-4 to F-18

Consolidated Financial Statements.................................. F-19 to F-22

Notes to Consolidated Financial Statements......................... F-23 to F-51

PART II--OTHER INFORMATION

Independent Auditors' Report....................................... F-52

Report of Management............................................... F-53

Other Information.................................................. F-54 to F-55

                             PLAYTEX PRODUCTS, INC.

                             SELECTED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        TWELVE MONTHS ENDED(1)
                                             -----------------------------------------------------------------------------
                                              DECEMBER 29,    DECEMBER 30,   DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                  2001            2000           1999            1998            1997
                                             ------------    -------------   ------------   ------------     ------------
EARNINGS STATEMENT DATA:
    Net sales ............................   $   830,048      $   831,343    $   787,711      $ 669,613       $ 500,632
    Gross profit .........................       474,654          479,169        456,469        392,058         304,652
    Operating expenses, excluding
       amortization of intangibles .......       318,603          308,882        280,176        243,288         192,056
    Amortization of intangibles ..........        22,060           22,350         21,064         17,336          12,894
    Operating earnings ...................       133,991          147,937        155,229        131,434          99,702
    Interest expense, net ................        75,861           84,884         78,961         71,518          64,470
    Net earnings .........................   $    11,545(2)   $    35,544    $    44,071      $  34,230       $  14,653(3)
    Net earnings per share:
       Basic .............................   $       .19      $       .58    $       .73      $     .58       $     .29
       Diluted ...........................   $       .19      $       .58    $       .72      $     .57       $     .29
    Net earnings before extraordinary loss   $    30,881      $    35,544    $    44,071      $  34,230       $  18,731
    Net earnings per share before
       extraordinary loss:
       Basic .............................   $       .51      $       .58    $       .73      $     .58       $     .37
       Diluted ...........................   $       .51      $       .58    $       .72      $     .57       $     .37
    Weighted average common shares and
       equivalent common shares outstanding:
       Basic .............................        61,007           60,824         60,481         59,486          50,923
       Diluted ...........................        61,115           62,585         62,553         60,411          51,006

BALANCE SHEET DATA (AT PERIOD END):

    Working capital ......................   $   107,780      $    74,233    $    92,006      $  78,548       $  56,402
    Total assets .........................     1,105,172        1,139,384      1,148,652        899,221         652,558
    Total long-term debt, excluding due to
       related party .....................       888,800          931,563        987,876        811,750         737,800
    Stockholders' equity (deficit) .......   $   (44,570)     $   (56,063)   $   (94,868)     $(140,975)      $(268,063)

----------

(1) Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2000 was a fifty-three week year. All other years presented are fifty-two week years.

(2) Includes an extraordinary loss of $19.3 million (net of $12.8 million of income tax benefit) as a result of the refinancing of our senior indebtedness (see Note 7 and 9 of Notes to Consolidated Financial Statements).

(3) Includes an extraordinary loss of $4.1 million (net of $2.3 million of income tax benefit) as a result of the early retirement of debt in connection with our debt refinancing in 1997.

                             PLAYTEX PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes, presented on pages F-19 through F-51.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in
Part 1, Item I. of this Annual Report on Form 10-K, and:

      o     price and product changes,       o     impact of weather
      o     promotional activity by                conditions, especially on
            competitors,                           Sun Care product sales,
      o     the loss or bankruptcy of a      o     our level of debt,
            significant customer,            o     interest rate fluctuations,
      o     capacity limitations,            o     future cash flows,
      o     the difficulties of              o     dependence on key employees,
            integrating acquisitions,              and
      o     raw material and                 o     highly competitive nature of
            manufacturing costs,                   the consumer products
      o     adverse publicity and                  business.
            product liability claims,

      You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts and timing of revenue and expenses,
      o the reported amounts and classification of assets and liabilities, and
      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware (see Management's Discussion and Analysis-Critical Accounting Policies).

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

GENERAL

      BASIS OF MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are organized in three divisions, which are categorized as business segments in accordance with generally accepted accounting principles.

      Our PERSONAL PRODUCTS DIVISION accounted for 58% of our 2001 consolidated net sales. Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      INFANT FEEDING PRODUCTS                OTHER INFANT CARE PRODUCTS
      -----------------------                --------------------------

      o     PLAYTEX disposable nurser        o     DIAPER GENIE diaper disposal
            system                                 system
      o     PLAYTEX cups and mealtime        o     WET ONES hand and face
            products                               towelettes
      o     PLAYTEX reusable hard            o     BABY MAGIC infant toiletries
            bottles                          o     BABY MAGIC baby wipes, and
      o     PLAYTEX pacifiers                o     MR. BUBBLE children's bubble
                                                   bath

      The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE and SLIMFITS. In addition, the Feminine Care product category includes a personal cleansing wipe for use in feminine hygiene. This product was introduced in the first quarter of 2001.

      Our CONSUMER PRODUCTS DIVISION accounted for 25% of our 2001 consolidated net sales. Our Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

      SUN CARE                               HOUSEHOLD PRODUCTS
      --------                               ------------------

      o     BANANA BOAT                      o     PLAYTEX gloves
                                             o     WOOLITE rug and upholstery
                                                   cleaning products

      PERSONAL GROOMING
      -----------------

      o     OGILVIE home permanent           o     DENTAX oral care products
            products                         o     TEK toothbrushes
      o     BINACA breath freshener          o     DOROTHY GRAY skin care
            products                               products, and
      o     TUSSY deodorants                 o     BETTER OFF depilatories

In May 1999, we sold our U.S. JHIRMACK business.

      Our INTERNATIONAL/CORPORATE SALES DIVISION accounted for 17% of our 2001 consolidated net sales and includes:

      o     Sales to specialty classes       o     export sales
            of trade in the United           o     sales in Puerto Rico
            States including: warehouse      o     results from our Canadian
            clubs, military, convenience           and Australian subsidiaries,
            stores, specialty stores,              and
            and telemarketing                o     sales of private label
                                                   tampons

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to the specialty classes of trade in the United States represented 50% of the division's consolidated net sales in fiscal 2001, up from 49% in fiscal 2000 and 47% in fiscal 1999.

RESULTS OF OPERATIONS

      Our net sales for each of the past three fiscal years 2001, 2000, and 1999 are provided based on our divisional structure. We acquired the DIAPER GENIE business on January 29, 1999 and the BABY MAGIC business on June 30, 1999. The results for 1999 include the results of the DIAPER GENIE and BABY MAGIC businesses since the date of their acquisition by us (dollars in millions):

                                                                                                    TWELVE MONTHS ENDED
                                                                                      ---------------------------------------------
                                                                                       DECEMBER 29,     DECEMBER 30,    DECEMBER 25,
PRODUCT LINE                                      2001 PRINCIPAL BRAND NAMES               2001            2000             1999
------------                                      --------------------------          ------------      -----------     -----------
Personal Products Division:
   Infant Care.................................   PLAYTEX, WET ONES, BINKY,
                                                  MR. BUBBLE, DIAPER GENIE,
                                                  and BABY MAGIC                         $   260.5        $  272.2        $   255.1
   Feminine Care...............................   PLAYTEX                                    218.2           214.3            201.8
                                                                                         ---------        --------        ---------
     Total Personal Products Division..........                                              478.7           486.5            456.9
Consumer Products Division:
   Sun Care....................................   BANANA BOAT                                107.3           110.3             96.9
   Household Products..........................   PLAYTEX, WOOLITE                            55.5            52.2             51.0
   Personal Grooming...........................   OGILVIE, BINACA, TUSSY, TEK,
                                                  and DENTAX                                  42.9            43.1             47.6
                                                                                         ---------        --------        ---------
     Total Consumer Products Division..........                                              205.7           205.6            195.5
International/Corporate Sales Division.........                                              145.6           139.2            135.3
                                                                                         ---------        --------        ---------
       Total ..................................                                          $   830.0        $  831.3        $   787.7
                                                                                         =========        ========        =========

      We evaluate division performance based on their product contribution excluding general corporate allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by us to evaluate division results. We do not segregate assets, amortization, capital expenditures, certain corporate and administrative costs, and interest income and interest expense when evaluating division performance.

      The following discussion presents a consolidated view of our results and, where appropriate, also provides insight to key indicators of division performance. Our results for the years ended December 29, 2001 and December 25, 1999 are for fifty-two week periods and our results for the year ended December 30, 2000 are for a fifty-three week period. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years.

      All references to market share and market share data are for comparable 52 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company ("ACNielsen") and is subject to revisions. During 2001, Wal-Mart Stores, Inc. ("Walmart"), ceased providing scanner/consumption data to third parties. As a result, ACNielsen restated consumption data for fiscals 2001 and 2000 to exclude Walmart consumption data. ACNielsen could not adjust consumption data for fiscal 1999. As a result, references to market share data for the twelve months ended December 29, 2001 compared to the twelve months ended December 30, 2000 do not include consumption data from Walmart. But, references to market share data for the twelve months ended December 30, 2000 compared to the twelve months ended December 25, 1999 do include consumption data from Walmart. We do not believe there were any meaningful changes in market share trends or comparatives as a result of the elimination of data from Walmart.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

TWELVE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO TWELVE MONTHS ENDED DECEMBER 30, 2000

CONSOLIDATED NET SALES--Our consolidated net sales decreased $1.3 million, to $830.0 million in 2001. Fiscal 2001 was a challenging year for us, as a difficult economic environment and competitive issues, primarily in Infant Care, negatively impacted our results. In the fourth quarter of 2001, our net sales increased by $7.5 million compared to the fourth quarter of 2000.

      PERSONAL PRODUCTS DIVISION--Net sales decreased $7.8 million, or 2%, to $478.7 million in 2001.

                  Net sales of INFANT CARE products decreased $11.7 million, or
            4%, to $260.5 million in 2001. During the past two years, the Infant Care segment has become increasingly competitive. New competition entered most of our Infant Care categories, often with lower priced products supported by extensive advertising and promotional activities. We believe all of our Infant Care categories will remain highly competitive in the future. As a result, we will continue to introduce new products and defend our market share positions with targeted advertising and promotional activity.

                        In INFANT FEEDING, our dollar market share was 38.5% in
                  2001, a decrease of 2.5 percentage points compared to 2000. The dollar market share decline was primarily the result of increased competitive activity in Cups.

                              In CUPS, our dollar market share was 52.7% in
                        2001, a decrease of 6.3 percentage points compared to 2000. The cups category, based on total dollar volume of cups purchased by consumers, grew 4% in 2001 and our retail consumption decreased 8%. The Cups category has become especially price sensitive, with an influx of several lower priced spill-proof cup offerings from competitors. We are introducing a new product to the category in the first quarter of 2002, the PLAYTEX INSULATOR, which will keep the contents of the cup cooler and fresher longer than non-insulated cups.

                              In DISPOSABLE FEEDING, our dollar market share was
                        84.7% in 2001, an increase of 2.2 percentage points compared to 2000. Retail consumption in the category declined 6% in 2001 and our consumption declined 4%. We believe retail consumption in the category has declined primarily due to growth in the reusable hard bottle segment.

                              In REUSABLE HARD BOTTLES, our dollar market share
                        was 16.7% in 2001, an increase of 1.6 percentage points compared to 2000. Retail consumption of our reusable bottles increased 14% while the category grew 4%. We believe the current economic environment is bringing more consumers back to hard bottles, as they are generally less costly than their disposable feeding counterparts. Our VENTAIRE hard bottle is an example of innovation leading to marketplace success. VENTAIRE is a premium hard bottle that limits the amount of air that can mix with liquids in the bottle due to a unique, patented bubble free vent on the bottom of the bottle. VENTAIRE'S dollar market share grew to 11.0% of the category in fiscal 2001 behind double-digit consumption growth.

                              In PACIFIERS, our dollar market share was 6.8% in
                        2001, a decrease of 4.2 percentage points compared to 2000. Retail consumption of our pacifiers decreased 12% while the category grew 6%. Our pacifiers were negatively impacted by a voluntary product recall of two of our latex pacifier products in 2000. We re-launched the recalled pacifier products in mid 2001.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                        In DIAPER PAILS, our dollar market share of our DIAPER
                  GENIE diaper disposal system was 93.2%, an increase of 0.3 percentage points compared to 2000. Retail consumption in the category increased 7.2% and our consumption increased 7.5%. We have recently made improvements to our DIAPER GENIE diaper disposal unit by improving the cutter cap system, which makes the unit easier to use. In addition, in the first quarter of 2002 we introduced a toddler film refill to the market for older age children, which should extend the usage period. We believe recent favorable consumption trends of the DIAPER GENIE unit bode well for future growth of refill liners.

                        In PRE-MOISTENED TOWELETTES (hands and face), our dollar
                  market share was 60.3% in 2001, a decrease of 10.9 percentage points compared to 2000. Retail consumption of our WET ONES brand increased 14% in 2001 while the category grew 34%. There has been a steady influx of new competitors to the category since the beginning of 2000. The new competitors are making significant investments in advertising and promotion to generate trial of their product. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face segment. We believe the influx of new consumers to the category will be beneficial to us, despite lower market share. To capitalize on the recent consumer attention in pre-moistened towelettes, we are expanding our offerings. We introduced ULTRA WET ONES early in 2001 and in the first quarter of 2002 we started shipping WET ONES FLUSHABLES, a new product for use in the bathroom.

                        In INFANT TOILETRIES, our dollar market share was 8.7%
                  in 2001, a decrease of 2.3 percentage points compared to 2000. Retail consumption of our BABY MAGIC brand decreased 18% while the category grew 5%. This market share decline was the result of new products introduced by the market share leader. To address the competitive threat, we introduced a number of new products in the fourth quarter of 2001, including a foaming hair and body wash and foaming shampoo. In addition, we revised our packaging graphics and product-dispensing applications in order to enhance consumer awareness and improve ease of use.

                        In BATH ADDITIVES, our dollar market share of our MR.
                  BUBBLE brand was 22.7% in 2001, an increase of 1.7 percentage points compared to 2000. Retail consumption of MR. BUBBLE declined 1% while the category declined 8%. The decline in the category was primarily in character bottles and gifts sets and our results benefited from MR. BUBBLE Body Wash, a new product introduced in 2001.

                        In BABY WIPES, our dollar market share was 2.5% in 2001,
                  a decrease of 0.5 percentage points compared to 2000. Retail consumption of our baby wipes declined 13% while the category grew 6%. Our market share and consumption declines were primarily in the refills segment of the market.

                  Net sales of FEMININE CARE products increased $3.9 million, or
            2%, to $218.2 million in 2001 driven by a 5% price increase across a large portion of our product offerings in 2001. Our share of the U.S. tampon category was essentially flat at 29.9% in 2001 compared to 30.0% in 2000. Our retail consumption grew 1.5%, in dollars, while the category grew 2.1%. The tampon category experienced an increase in price promotional activity in the plastic applicator segment and some private label impact in the cardboard applicator segment, beginning early in 2001. We believe the category is not impacted materially by price promotional activity over time due to the consumer loyalty historically found in this category. During 2001, we launched PLAYTEX Personal Cleansing Cloths for use in feminine hygiene.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      CONSUMER PRODUCTS DIVISION--Net sales were essentially flat at $205.7 million in 2001.

                  Net sales of SUN CARE products decreased $3.0 million, or 3%, to $107.3 million in 2001, due primarily to lower sales of remnant product to customers that specialize in close-outs. Our dollar market share of the Sun Care category was unchanged at 21.1% for both of the comparable periods. Retail consumption of our Sun Care products increased 8.8%, in dollars, and the category grew 9.2%. While our market share was flat in fiscal 2001, our market share of the "In Sun/After Sun" segment was 24.1% for the 2001 season versus 22.9% in 2000. This is the segment of the business that we have emphasized. The early season weather resulted in a higher growth rate in the indoor tanning and sunless segments compared to the "In Sun/After Sun" segment. We did not have an indoor tanning product in 2001 and while we do have sunless products, they have not been an area of focus for our business. We have a large array of new products for the 2002 season including an indoor tanning product and VITASKIN Advanced Sun Protection, a product line that combines the benefits of sun protection with a quality skin care product designed for everyday use. While the fourth quarter is a low consumption period, we are encouraged by early market share and consumption data from VITASKIN and our new indoor tanning product.

                  Net sales of HOUSEHOLD PRODUCTS increased $3.3 million, or 6%, to $55.5 million in 2001. The increase was due primarily to our WOOLITE rug and upholstery cleaning business, which grew its dollar market share to 20.5% in 2001, an increase of 1.2 percentage points compared to 2000. Retail consumption of WOOLITE increased 6.3%, while the category was essentially flat. Early in 2001, we introduced WOOLITE Spot & Stain Wipes, an innovative new entry in the rug and upholstery cleaning category. This introduction coupled with improved sales versus 2000 for our Heavy Traffic and Pet Stain products accounted for the growth. In Gloves, our dollar market share decreased 3.0 percentage points in 2001, to 32.8%, from 35.8% in 2000. Retail consumption of our gloves products decreased 5.7%, while the category grew 2.8%. The decreases in market share and consumption was due to competitive activities.

                  Net sales of PERSONAL GROOMING products decreased $0.2 million to $42.9 million in 2001. Our largest Personal Grooming brand, OGILVIE increased its dollar market share to 70.2% of the home perms/straighteners category, which was a gain of 4.2 percentage points compared to 2000. Retail consumption of OGILVIE was essentially flat, while the category decreased 6.3%. Our 2001 results benefited from a full year of sales of OGILVIE temporary perms, which was introduced in mid 2000. BINACA increased its dollar market share to 47.6% of the breath freshener (spray and drops) category, which was a gain of 2.3 percentage points compared to 2000. For our non-core businesses, net sales of our toothbrushes declined 23% and our skin care brands declined 4% compared to 2000.

      INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $6.4 million, or 5%, to $145.6 million in 2001. The increase was due primarily to higher net sales in the specialty classes of trade. Net sales in the U.S. specialty classes of trade were $73.4 million in 2001, an increase of 9% compared to 2000. We believe this growth was due primarily to the increased focus on these distribution channels. Our international net sales including our Canadian subsidiary and Puerto Rico were $72.2 million in 2001, up $0.5 million compared to 2000.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit decreased $4.5 million, or 1%, to $474.7 million in 2001. As a percent of net sales, gross profit decreased 0.4 percentage points, to 57.2% in 2001. The decrease in gross profit and gross profit as a percent of net sales was due primarily to: our lower net sales, lower pension income and higher bad debt provisions.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution decreased $7.3 million, or 2%, to $285.3 million in 2001. As a percent of net sales, product contribution decreased 0.8 percentage points to 34.4% in 2001. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross margins and higher overall advertising and sales promotion expenses.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      PERSONAL PRODUCTS DIVISION--Product contribution decreased $0.2 million to $183.6 million in 2001. The decrease was due to our lower net sales. As a percent of net sales, product contribution increased 0.6 percentage points to 38.4% in 2001. The increase was primarily the result of lower overall advertising and sales promotion expenses as a percentage of net sales.

      CONSUMER PRODUCTS DIVISION--Product contribution decreased $4.2 million, or 7%, to $52.9 million in 2001. As a percent of net sales, product contribution decreased 2.1 percentage points to 25.7% in 2001. The decrease in product contribution and product contribution as a percent of net sales was due primarily to higher advertising and sales promotion expenses in our Sun Care and WOOLITE businesses, higher expenses associated with Sun Care returns and, to a lesser extent, the mix of products sold.

      INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $1.8 million, or 3%, to $56.9 million in 2001. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased 0.5 percentage points to 39.1% in 2001. The decrease was due primarily to higher advertising and sales promotion expenses as a percent of net sales.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $13.9 million, or 9%, to $134.0 million in 2001. The decrease in operating earnings was the result of lower consolidated net sales, gross profit, and product contribution as discussed and higher selling, distribution, research and administrative expenses reflecting normal salary increases and support of new product initiatives.

CONSOLIDATED INTEREST EXPENSE--Our consolidated interest expense decreased $9.0 million, or 11%, to $75.9 million in 2001. The decrease in interest expense was due to the combined impact of:

      o Lower average debt balances. Our average debt for 2001 was less than the prior year by $54.5 million, or 6%, due primarily to the establishment of a receivables facility (see Note 8) and the prepayment of $21.0 million of scheduled principal payments on our new term A loan and $3.5 million of scheduled principal payments on our new term B loan;
      o Lower interest rates when compared to the prior year. Our weighted average variable interest rate in 2001 was 6.85% compared to 7.76% in 2000; and
      o A change in our debt portfolio, resulting in a higher ratio of variable rate debt to fixed rate debt, which created additional savings due to the favorable short-term interest rate environment in fiscal 2001.

CONSOLIDATED OTHER EXPENSES--Our consolidated other expenses were $2.1 million in 2001. During the second quarter of 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 7 and 8). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the receivables facility.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $2.4 million, or 9%, to $25.1 million in 2001. As a percent of pre-tax earnings, our effective tax rate before extraordinary loss increased 1.3 percentage points to 44.9% of pre-tax earnings in 2001. Our effective tax rate increases as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings. See Management's Discussion and Analysis-Recently Issued Accounting Standards of this report, for a discussion of the change in accounting rules governing goodwill/intangible amortization commencing in fiscal 2002.

CONSOLIDATED EXTRAORDINARY LOSS--In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits, as a result of the refinancing of our senior indebtedness (see Note 9). The extraordinary loss included cash provisions for call premiums on our 9% Senior Subordinated Notes due 2003 (the "9% Notes") and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"), termination fees for two interest rate swap agreements related to our prior credit

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

facility, and duplicative net interest expense during the period between extinguishment and redemption of the 9% Notes and 8 7/8% Notes. The extraordinary loss also contained a non-cash provision for the write-off of unamortized deferred financing costs related to the 9% Notes, 8 7/8% Notes and the prior credit agreement.

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

                  Net sales of INFANT CARE products increased $17.1 million, or
            7%, to $272.2 million in 2000. Excluding the impact of the 1999 acquisitions, our Infant Care net sales decreased $10.3 million, or 5%, compared to 1999. During 2000, we experienced a high level of competitive activity across many areas of our key Infant Care businesses. Competitors launched new products that were supported by extensive advertising and promotional activities that, we believe impacted the growth rates in our Infant Care businesses. In addition, we instituted a voluntary recall of two of our latex pacifier products in May 2000. This impacted our net sales by an estimated $3.0 million. We believe this will remain a highly competitive category in the future. As a result, we continue to aggressively defend our market share positions through product innovation, the introduction of new products and targeted advertising and promotional activity.

                        In INFANT FEEDING, our dollar market share was 39.3% in
                  2000, a decrease of 2.6 percentage points compared to 1999. We remained the market leader in the infant feeding category with a dollar market share almost double that of our nearest competitor. The dollar market share decline was the result of increased competitive activity in our Cups and Disposable Feeding businesses and, to a lesser extent, our recall of two pacifier products.

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

                              In REUSABLE HARD BOTTLES, our dollar market share
                        was 13.6% in 2000, an increase of 2.2 percentage points compared to 1999. Retail consumption of our reusable bottles increased 24%

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

                        while the category grew 4%. This success was the result of our introduction of two new innovative hard bottles.

                              As mentioned previously, our PACIFIER business was
                        negatively impacted in 2000 by a voluntary recall of two of our latex pacifier products. These pacifiers passed all federal testing requirements and there were no reported incidents requiring medical attention. However, we were concerned about the aging properties of the latex used in the pacifiers. A new latex pacifier was re-launched in 2001.

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

                        In PRE-MOISTENED TOWELETTES (hands and face), our dollar
                  market share was 75.7% in 2000, a decrease of 2.8 percentage points compared to 1999. Retail consumption of our WET ONES brand increased 14% in 2000 while the category grew 18%. The category had a number of new competitive entries in 2000, which negatively impacted our dollar market share, but significantly contributed to consumption gains in the category and in WET ONES. In 2000, we introduced Ultra WET ONES, a larger pre-moistened wipe to expand our offerings in the pre-moistened towelette category.

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

                  Our targeted advertising focuses on key product attributes important for today's active lifestyles. We use a number of methods to introduce our products to potential users, including sampling programs and educational materials for young teens. Our history of product innovation has attracted new, younger consumers to the market with such products as SLIMFITS marketed to young teens and GENTLE GLIDE and SILK GLIDE Odor Absorbing tampons. We believe we are contributing to the growth of the tampon category by educating consumers, attracting young first time users, and converting feminine protection pad users to tampon users.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). We issued $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2011 (the "9 3/8% Notes"), entered into a new senior secured credit facility consisting of a new six-year $100.0 million term A loan facility (the "'07-Term A Loan"), a new eight-year $400.0 million term B loan facility (the "'09-Term B Loan"), and a new six-year $125.0 million revolving credit facility. In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a newly formed, wholly owned, special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The total amount available to us under the Receivables Facility is up to $100.0 million, depending on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility (see
Note 8). The net proceeds from the Refinancing Transaction and the Receivables Facility, were used to pay-off all outstanding balances under our prior credit agreement and costs associated with the Refinancing Transaction. In addition, we extinguished our 9% Notes and our 8 7/8% Notes.

      At December 29, 2001, our working capital (current assets net of current liabilities) increased $33.6 million to $107.8 million compared to $74.2 million at December 30, 2000.

      o Total current assets decreased $26.5 million at December 29, 2001 compared to December 30, 2000. The decrease was primarily the result of the sale of an undivided fractional share of all eligible accounts receivable as part of the Receivables Facility. Our receivables decreased $98.5 million, primarily as a result of the sale of receivables to Playtex A/R LLC in conjunction with our Receivables Facility. This was offset by a $51.2 million retained interest in receivables, which represents our interest in the receivables portfolio net of the undivided fractional interest that was sold to a third party. Cash balances increased by $23.7 million at December 29, 2001 compared to December 30, 2000 and all other current assets decreased by $2.9 million compared to December 30, 2000.

      o Total current liabilities decreased $60.0 million at December 29, 2001 compared to December 30, 2000. The decrease was primarily the result of reductions in our current maturities of long-term debt. We reduced our current maturities of long-term debt by $45.1 million at December 29, 2001 compared to December 30, 2000 as a result of the Refinancing Transaction and prepayment of certain debt balances under the new credit agreement. In addition, we reduced accounts payable by $7.9 million, accrued expenses by $4.4 million, and income taxes payable by $2.6 million compared to December 30, 2000.

      Our net cash flows from operations increased $48.2 million, or 61%, to $126.9 million in fiscal 2001. The growth in cash generated from operations was primarily due to the establishment of the Receivables Facility and the subsequent sale of an undivided fractional interest in receivables to a third party. At December 29, 2001, the undivided fractional interest in receivables sold to a third party was $56.5 million. The Receivables Facility favorably impacted our net cash flows from operations, as we were able to turn accounts receivables into cash at a faster rate than in prior years. We believe our net cash flows from operations will return to levels comparable to 2000 and 1999 depending on operating results and the use of the Receivables Facility in a manner similar to fiscal 2001.

      Capital expenditures for equipment and facility improvements were $20.0 million for the twelve months ended December 29, 2001. These expenditures were used primarily to support new products, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2002 are expected to be in the range of $20.0 to $23.0 million, in line with recent expenditure levels.

      At December 29, 2001, long-term debt (including current portion but excluding obligations due to related party) was $888.8 million compared to $931.6 million at December 30, 2000. This debt reduction was primarily the result of the establishment of the Receivables Facility and the prepayment of principal resulting from cash generated from operations. This was partially offset by borrowings associated with the payment of fees and expenses associated with the debt refinancing. Since the Refinancing Transaction, we have prepaid $21.0 million of scheduled principal payments on the

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

'07-Term A Loan and $3.5 million of scheduled principal payments on the '09-Term B Loan. Our fixed principal debt repayment obligations at December 29, 2001 are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $67.7 million in 2004,           o   $13.4 million in 2007,
      o     $24.4 million in 2005,           o   $195.8 million in 2008, and
      o     $25.4 million in 2006,           o   $545.1 million thereafter.

We do not have any debt obligations due prior to fiscal 2004. However, commencing with our fiscal 2002 year end, we may be required to make mandatory principal repayments in accordance with the excess cash flow calculation as defined in our credit agreement.

      We intend to fund our operating cash, capital expenditures and debt service requirements through cash flow generated from operations, proceeds from the Receivables Facility, and borrowings under the Revolving Credit Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to make the scheduled principle payments on the '09-Term B Loan due in fiscal 2008 and 2009, which collectively total $390.9 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principal payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

      The Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At December 29, 2001, we had $105.8 million available to borrow under the Revolving Credit Facility. At December 29, 2001, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $56.5 million.

      Terms of the new senior secured credit facility require us to meet certain financial tests and also include conditions or restrictions on:

      o     new indebtedness and liens,      o     dividends and other
      o     major acquisitions or                  distributions, and
            mergers,                         o     the application of excess
      o     capital expenditures and               cash flow.
            asset sales,

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts and timing of revenue and expenses,
      o the reported amounts and classification of assets and liabilities, and
      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties.

The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas that you should be aware of.

      o In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as noted above. Based on our 2001 Sun Care results, a 1 % change in our return rates would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

      o The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses, which are unknown as of the balance sheet date, are developed using historical experience. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings. See
            Schedule II-Valuation and Qualifying Accounts in the fiscal 2001 Annual Report on Form 10-K for information regarding actual bad debt write-offs.

      o The nature of our advertising and promotional activities requires the use of estimates to record certain expenses and liabilities. These expenditures are primarily for television, radio and print advertising and production as well as consumer and trade incentives such as coupons and other price promotional activities. Actual costs associated with the redemption of coupons and other price promotional activities are not always known as of the balance sheet date and are estimated based on historical statistics and experience.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April of 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." Both of these Issues became effective for us in the first quarter of 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. These issues will require reclassification of our net sales and certain advertising and promotion expenses. These reclassifications will reduce both our net sales and advertising and promotion expenses by equal and offsetting amounts. This will not have any impact on our reported operating earnings, net income, or earnings per share. They will, however, lower our reported gross margins and advertising and sales promotion expenses as a percent of net sales, while increasing

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

our operating earnings margin. When we reclassify our statements of earnings in fiscal 2002, as a result of these rules, both reported net sales and advertising and sales promotional expenses will be reduced by $106.5 million, $98.0 million, and $92.2 million for fiscal 2001, 2000, and 1999, respectively.

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

      SFAS No. 142 eliminates the amortization for goodwill and for other indefinite-lived intangible assets, such as trademarks, and initiates an annual review for impairment of these items. Identifiable intangible assets, like patents, with a definite useful life will continue to be amortized. We adopted SFAS No. 142 effective December 30, 2001, the start of our fiscal year 2002. Upon adoption, we ceased the amortization of: (a) all of our remaining net goodwill balance and (b) trademarks that are determined to have indefinite lives. We will perform impairment tests on our goodwill and indefinite-lived intangible assets based on a fair value concept within the prescribed time lines of SFAS No. 142. Since we will no longer amortize goodwill or other intangible assets with indefinite lives, we anticipate our amortization expense will be reduced from $22 million in 2001 to approximately $1 million in 2002. This change will favorably impact our earnings per share by approximately $0.28 in 2002 based on the diluted shares outstanding at December 29, 2001. As of December 29, 2001, we had net unamortized goodwill of $494.2 million and net unamortized trademarks and patents of $159.5 million. For fiscal 2001, we had goodwill amortization expense of $16.8 million and trademark and patent amortization expense of $5.3 million.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. We adopted the provisions of SFAS No. 144 during the first quarter of 2002. We are currently evaluating this new Statement and have not determined whether its provisions will have any impact on our financial statements.

                             PLAYTEX PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   TWELVE MONTHS ENDED
                                                                                    -----------------------------------------------
                                                                                    DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                                                        2001              2000              1999
                                                                                    ------------     -------------     ------------
Net sales.........................................................................    $  830,048        $  831,343       $  787,711
Cost of sales.....................................................................       355,394           352,174          331,242
                                                                                      ----------        ----------       ----------
    Gross profit..................................................................       474,654           479,169          456,469
                                                                                      ----------        ----------       ----------
Operating expenses:
    Advertising and sales promotion...............................................       189,362           186,596          168,878
    Selling, distribution and research............................................        96,695            92,420           83,915
    Administrative................................................................        32,546            29,866           27,383
    Amortization of intangibles...................................................        22,060            22,350           21,064
                                                                                      ----------        ----------       ----------
       Total operating expenses...................................................       340,663           331,232          301,240
                                                                                      ----------        ----------       ----------
          Operating earnings......................................................       133,991           147,937          155,229
Interest expense including related party interest expense of $12,150, net of
    related party interest income of $12,003 for all periods presented............        75,861            84,884           78,961
Other expenses....................................................................         2,103                --               --
                                                                                      ----------        ----------       ----------
          Earnings before income taxes............................................        56,027            63,053           76,268
Income taxes......................................................................        25,146            27,509           32,197
                                                                                      ----------        ----------       ----------
          Earnings before extraordinary loss......................................        30,881            35,544           44,071
                                                                                      ----------        ----------       ----------
Extraordinary loss on early extinguishment of debt, net of $12,829 tax benefit....       (19,336)               --               --
                                                                                      ----------        ----------       ----------
          Net earnings............................................................    $   11,545        $   35,544       $   44,071
                                                                                      ==========        ==========       ==========

Earnings per share before extraordinary loss:
    Basic.........................................................................    $      .51        $      .58       $      .73
    Diluted.......................................................................    $      .51        $      .58       $      .72

Earnings per share:
    Basic.........................................................................    $      .19        $      .58       $      .73
    Diluted.......................................................................    $      .19        $      .58       $      .72

Weighted average common shares and equivalent common shares outstanding:
    Basic.........................................................................        61,007            60,824           60,481
    Diluted.......................................................................        61,115            62,585           62,553

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      DECEMBER 29,      DECEMBER 30,
                                            ASSETS                                                        2001              2000
                                                                                                     -------------     ------------
Current assets:
    Cash...........................................................................................  $      34,006     $     10,282
    Receivables, less allowance for doubtful accounts..............................................         32,491          130,970
    Retained interest in receivables...............................................................         51,238               --
    Inventories....................................................................................         82,193           85,326
    Deferred income taxes, net.....................................................................         12,097           13,321
    Other current assets...........................................................................          6,793            5,416
                                                                                                     -------------     ------------
          Total current assets.....................................................................        218,818          245,315
Net property, plant and equipment..................................................................        124,761          118,155
Intangible assets, net:
    Goodwill.......................................................................................        494,187          510,995
    Trademarks, patents and other..................................................................        159,516          164,268
Deferred financing costs...........................................................................         17,931           12,334
Due from related party.............................................................................         80,017           80,017
Other noncurrent assets............................................................................          9,942            8,300
                                                                                                     -------------     ------------
          Total assets.............................................................................  $   1,105,172     $  1,139,384
                                                                                                     =============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................................  $      43,603     $     51,535
    Accrued expenses...............................................................................         65,376           69,800
    Income taxes payable...........................................................................          2,059            4,622
    Current maturities of long-term debt...........................................................             --           45,125
                                                                                                     -------------     ------------
          Total current liabilities................................................................        111,038          171,082
Long-term debt.....................................................................................        888,800          886,438
Due to related party...............................................................................         78,386           78,386
Other noncurrent liabilities.......................................................................         13,146           12,814
Deferred income taxes, net.........................................................................         58,372           46,727
                                                                                                     -------------     ------------
          Total liabilities........................................................................      1,149,742        1,195,447
                                                                                                     -------------     ------------
Stockholders' equity:
    Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,044,199 shares at December 29, 2001
       and 60,970,899 shares at December 30, 2000..................................................            610              609
    Additional paid-in capital.....................................................................        524,384          523,706
    Retained earnings (deficit)....................................................................       (565,675)        (577,220)
    Accumulated other comprehensive earnings.......................................................         (3,889)          (3,158)
                                                                                                     -------------     ------------
          Total stockholders' equity...............................................................        (44,570)         (56,063)
                                                                                                     -------------     ------------
          Total liabilities and stockholders' equity...............................................  $   1,105,172     $  1,139,384
                                                                                                     =============     ============

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS

                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                              COMMON                     ADDITIONAL      RETAINED         OTHER
                                              SHARES         COMMON        PAID-IN       EARNINGS     COMPREHENSIVE
                                            OUTSTANDING       STOCK        CAPITAL       (DEFICIT)       EARNINGS       TOTAL
                                           ------------     ---------    -----------   ------------   -------------   ----------
Balance, December 26, 1998................     60,402         $ 604       $  518,179   $  (656,835)     $(2,923)      $ (140,975)
Net earnings..............................         --            --               --        44,071           --           44,071
   Other comprehensive earnings...........         --            --               --            --          403              403
                                                                                                                      ----------
      Comprehensive earnings..............                                                                                44,474
Stock issued to employees exercising
   stock options..........................        160             1            1,632            --           --            1,633
                                               ------         -----       ----------   -----------      -------       ----------
      Balance, December 25, 1999..........     60,562           605          519,811      (612,764)      (2,520)         (94,868)
Net earnings..............................         --            --               --        35,544           --           35,544
   Other comprehensive earnings...........         --            --               --            --         (638)            (638)
                                                                                                                      ----------
      Comprehensive earnings..............                                                                                34,906
Stock issued to employees exercising
   stock options..........................        409             4            3,895            --           --            3,899
                                               ------         -----       ----------   -----------      -------       ----------
      Balance, December 30, 2000..........     60,971           609          523,706      (577,220)      (3,158)         (56,063)
Net earnings..............................         --            --               --        11,545           --           11,545
   Other comprehensive earnings...........         --            --               --            --         (731)            (731)
                                                                                                                      ----------
      Comprehensive earnings..............                                                                                10,814
Stock issued to employees exercising
   stock options..........................         73             1              678            --           --              679
                                               ------         -----       ----------   -----------      -------       ----------
      Balance, December 29, 2001..........     61,044         $ 610       $  524,384   $  (565,675)     $(3,889)      $  (44,570)
                                               ======         =====       ==========   ===========      =======       ==========

        See the accompanying notes to consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                   TWELVE MONTHS ENDED
                                                                                    -----------------------------------------------
                                                                                    DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                                                        2001              2000              1999
                                                                                    ------------     -------------     ------------
Cash flows from operations:
    Net earnings..................................................................     $  11,545        $   35,544       $   44,071
    Non-cash items included in earnings:
       Extraordinary loss, net of tax benefits....................................        19,336                --               --
       Amortization of intangibles................................................        22,060            22,350           21,064
       Amortization of deferred financing costs...................................         2,923             3,750            3,398
       Depreciation...............................................................        13,140            11,547            9,847
       Deferred income taxes......................................................        12,902            11,383            9,070
       Other, net.................................................................        (1,016)           (3,214)            (113)
    Changes in working capital items, net of effects of business acquisitions and divestitures:
         Decrease (increase) in receivables and retained interests................        47,241              (714)         (20,220)
         Decrease (increase) in inventories.......................................         3,133               170          (23,568)
         (Increase) decrease in other current assets..............................        (1,377)              223              207
         (Decrease) increase in accounts payable..................................        (7,932)            6,428            4,365
         Increase (decrease) in income taxes payable, net of impact of the
              extraordinary loss..................................................        10,292            (3,911)             602
         (Decrease) increase in accrued expenses and other liabilities............        (5,312)           (4,830)           7,564
                                                                                      ----------        -----------      ----------

           Net cash flows from operations.........................................       126,935            78,726           56,287
Cash flows used for investing activities:
    Purchases of property, plant and equipment....................................       (19,950)          (22,724)         (20,802)
    Businesses and intangible assets acquired, net................................          (500)             (279)        (210,109)
                                                                                       ---------        -----------        --------
           Net cash flows used for investing activities...........................       (20,450)          (23,003)        (230,911)
Cash flows (used for) provided by financing activities:
    Net borrowings (repayments) under working capital credit facilities...........        17,000           (32,500)          32,500
    Long-term debt borrowings.....................................................       850,000                --          150,000
    Long-term debt repayments.....................................................      (909,763)          (23,813)          (6,374)
    Payment of debt extinguishment fees and related expenses......................       (21,177)               --               --
    Payment of financing costs....................................................       (19,500)             (553)          (2,480)
    Issuance of shares of common stock............................................           679             3,899            1,633
                                                                                       ---------        ----------       ----------
           Net cash flows (used for) provided by financing activities.............       (82,761)          (52,967)         175,279
Increase in cash..................................................................        23,724             2,756              655
Cash at beginning of period.......................................................        10,282             7,526            6,871
                                                                                       ---------        ----------       ----------
Cash at end of period.............................................................     $  34,006        $   10,282       $    7,526
                                                                                       =========        ==========       ==========

Supplemental disclosures of cash flow information
    Cash paid during the periods for:
      Interest....................................................................     $  77,773        $   80,979       $   73,538
      Income taxes, net of refunds................................................     $   1,926        $   20,039       $   22,316

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

      REVENUE RECOGNITION--Revenues are recognized when we ship our products to customers and title transfers. In accordance with industry practice, we allow customers to return unused Sun Care products after the summer season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles.

      ADVERTISING AND SALES PROMOTION COSTS--Costs incurred for producing and communicating advertising, coupon and cooperative advertising programs are expensed when incurred.

      SHIPPING AND HANDLING COSTS--Freight costs are included in cost of goods sold in the Consolidated Statements of Earnings.

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

      NET PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful life of the asset. Our estimated useful life for significant fixed asset classes is as follows:

      o     land improvements range from     o     machinery and equipment range
            15 to 40 years,                        from 4 to 15 years, and
      o     building and improvements        o     furniture and fixtures range
            range from 20 to 40 years,             from 5 to 10 years.

      INTANGIBLE AND LONG-LIVED ASSETS--Long-lived assets including fixed assets, goodwill, trademarks and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, we will cease the amortization of our remaining goodwill balance and trademarks that are determined to have indefinite lives. We will perform impairment tests on our indefinite-lived intangible assets based on a fair value concept.

      DEFERRED FINANCING COST--Expenses incurred to issue long-term debt have been capitalized and are being amortized on a straight line basis which approximates the effective yield method over the life of the related debt agreements and are included as a component of interest expense in the Consolidated Statements of Earnings. These deferred costs, net of accumulated amortization, amounted to $17.9 million and $12.3 million at December 29, 2001 and December 30, 2000, respectively.

                             PLAYTEX PRODUCTS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INCOME TAXES-- Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to recover.

      FOREIGN CURRENCY TRANSLATION--Assets and liabilities of our foreign subsidiaries have been translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average exchange rates for the year. Net foreign translation gains or losses are accumulated in a separate section of stockholders' equity titled "Accumulated Other Comprehensive Earnings."

         INTEREST RATE PROTECTION AGREEMENTS--We selectively enter into interest rate protection agreements to reduce our financial risk associated with changing interest rates. We've used two types of interest rate protection agreements in the past:

      o Swaps, which are derivative financial instruments that involve trading of variable rate for fixed rate interest payments, and

      o Caps, which are derivative financial contracts that limit interest expense in the event interest rates rise above a predetermined rate.

We do not utilize derivative financial instruments for trading or other speculative purposes. We currently are not a party to any interest rate protection agreements.

      FISCAL YEAR--Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2000 was a fifty-three week year. References to fiscal years 2001 and 1999 are for a fifty-two week period.

      USE OF ESTIMATES--The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

      o     the reported amounts and timing of revenue and expenses,
      o the reported amounts and classification of assets and liabilities, and
      o     the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. We consider our critical management estimates to be related to Sun Care returns, bad debt provisions, and advertising and promotion expenses (see Management's Discussion and Analysis-Critical Accounting Policies). During 2001, we recorded additional reserves to cover higher than expected Sun Care returns from the 2000 season. Also, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2001 based on the actual costs of these programs versus our original estimates. The aggregate impact of the adjustments to the Sun Care and the advertising and sales promotion reserves was immaterial to 2001 reported operating earnings.

                             PLAYTEX PRODUCTS, INC.

2. 1999 ACQUISITIONS AND DIVESTITURES

      We made two acquisitions in 1999. We acquired the DIAPER GENIE business on January 29, 1999, for $72.0 million in cash and $50.0 million of 6% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and we acquired the BABY MAGIC brand of infant-related toiletries for $90.0 million in cash on June 30, 1999. We borrowed the cash portion of the deals from our prior credit facility and issued Convertible Notes, which have an interest rate of 6% and are convertible, at the holders' option, into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per share. The notes will mature in 2004 and are currently callable by us.

      The following pro forma results of operations for the twelve months ended December 25, 1999, assumes the acquisitions of DIAPER GENIE and BABY MAGIC had occurred on December 27, 1998. We did not adjust for any consolidation savings or other changes in revenues or expenses that we feel occurred as a result of our acquiring these businesses. As a result, the following pro forma financial information may not represent our operating results if we had acquired these businesses on December 27, 1998.

                                                              TWELVE MONTHS
                                                                  ENDED
                                                               DECEMBER 25,
(unaudited, in thousands, except per share data)                  1999
                                                             ---------------

Net sales .................................................      $817,310
Net earnings ..............................................      $ 45,985

Earnings per share:
     Basic ................................................      $    .76
     Diluted ..............................................      $    .75

Weighted average shares outstanding:
     Basic ................................................        60,481
     Diluted ..............................................        62,553

Our results for the twelve months ended December 29, 2001 and December 30, 2000 include the operating results of the DIAPER GENIE and BABY MAGIC acquisitions.

1999 DIVESTITURE

On May 12, 1999, we sold, on a break-even basis, for cash and future guaranteed minimum royalty payments, our U.S. and International JHIRMACK hair care business. We retained the Canadian JHIRMACK business.

                             PLAYTEX PRODUCTS, INC.

3. COMPREHENSIVE EARNINGS

      Foreign currency translation adjustment is the only reconciling item between net earnings and comprehensive earnings. For all of the periods presented, there were no material differences between net earnings and comprehensive earnings. Our comprehensive earnings for the last three fiscal years were (in thousands):

                                                            TWELVE MONTHS ENDED
                                               ----------------------------------------------
                                               DECEMBER 29,     DECEMBER 30,     DECEMBER 25,
                                                   2001             2000             1999
                                               ------------     ------------     ------------
Net earnings ............................        $ 11,545         $ 35,544         $ 44,071
Foreign currency translation adjustment .            (731)            (638)             403
                                                 --------         --------         --------
     Comprehensive earnings .............        $ 10,814         $ 34,906         $ 44,474
                                                 ========         ========         ========

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

      Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

      Infant Feeding Products                Other Infant Care Products
      -----------------------                --------------------------

      o     PLAYTEX disposable nurser        o     DIAPER GENIE diaper
            system                                 disposal system
      o     PLAYTEX cups and mealtime        o     WET ONES hand and face
            products                               towelettes
      o     PLAYTEX reusable hard            o     BABY MAGIC infant
            bottles                                toiletries
      o     PLAYTEX pacifiers                o     BABY MAGIC baby wipes, and
                                             o     MR. BUBBLE children's
                                                   bubble bath

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

      Sun Care                               Household Products
      --------                               ------------------
      o     BANANA BOAT                      o     PLAYTEX gloves
                                             o     WOOLITE rug and upholstery
                                                   cleaning products


      Personal Grooming
      -----------------
      o     OGILVIE home permanent           o     DENTAX oral care products
            products                         o     TEK toothbrushes
      o     BINACA breath freshener          o     DOROTHY GRAY skin care
            products                               products, and
      o     TUSSY deodorants                 o     BETTER OFF depilatories

In May 1999, we sold our U.S. JHIRMACK business.

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

      Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

      o     Sales to specialty classes        o     export sales
            of trade in the United            o     sales in Puerto Rico
            States including: warehouse       o     results from our Canadian
            clubs, military,                        and Australian
            convenience stores,                     subsidiaries, and
            specialty stores, and             o     sales of private label
            telemarketing                           tampons

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

                                                                           TWELVE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------------
                                          DECEMBER 29, 2001               DECEMBER 30, 2000                  DECEMBER 25, 1999
                                     --------------------------        --------------------------        --------------------------
                                        NET          PRODUCT              NET          PRODUCT              NET          PRODUCT
                                       SALES       CONTRIBUTION          SALES       CONTRIBUTION          SALES       CONTRIBUTION
                                     ----------    ------------        ----------    ------------        ----------    ------------
Personal Products..................  $  478,757      $  183,604        $  486,524      $  183,790        $  456,920      $  181,647
Consumer Products..................     205,699          52,875           205,599          57,111           195,494          60,698
International/Corporate Sales......     145,592          56,911           139,220          55,146           135,297          53,418
Unallocated charges (1)............          --          (8,098)               --          (3,474)               --          (8,172)
                                     ----------      ----------        ----------      ----------        ----------      ----------
    Total consolidated.............  $  830,048         285,292        $  831,343         292,573        $  787,711         287,591
                                     ==========                        ==========                        ==========
RECONCILIATION TO
-----------------
    OPERATING EARNINGS:
    -------------------
Selling, distribution
    and research...................                      96,695                            92,420                            83,915
Administrative.....................                      32,546                            29,866                            27,383
Amortization of intangibles........                      22,060                            22,350                            21,064
                                                     ----------                        ----------                        ----------
    Operating earnings.............                  $  133,991                        $  147,937                        $  155,229
                                                     ==========                        ==========                        ==========

-----------

(1) Certain unallocated corporate charges such as business license taxes, pension expense/income and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance. We recorded pension income of $1.7 million in fiscal 2001, $4.3 million in fiscal 2000 and $0.7 in 1999 (see Note 15).

                             PLAYTEX PRODUCTS, INC.

4. BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

The amount of depreciation allocated to the divisions is as follows (dollars in thousands):

                                                                              TWELVE MONTHS ENDED
                                                                ---------------------------------------------
                                                                 DECEMBER 29,    DECEMBER 30,     DECEMBER 25,
                                                                     2001            2000             1999
                                                                ------------     ------------    ------------
Personal Products.............................................    $   7,165        $   6,332      $   5,459
Consumer Products.............................................        1,601            1,369          1,193
International/Corporate Sales.................................        1,006              834            732
                                                                  ---------        ---------      ---------
    Depreciation included in product contribution.............        9,772            8,535          7,384
Depreciation not allocated to divisions.......................        3,368            3,012          2,463
                                                                  ---------        ---------      ---------
    Consolidated depreciation.................................    $  13,140        $  11,547      $   9,847
                                                                  =========        =========      =========

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

                                                                        TWELVE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------------
                                          DECEMBER 29, 2001                DECEMBER 30, 2000                  DECEMBER 25, 1999
                                     --------------------------        --------------------------        --------------------------
                                         NET         PRODUCT              NET          PRODUCT              NET          PRODUCT
                                        SALES      CONTRIBUTION          SALES       CONTRIBUTION          SALES       CONTRIBUTION
                                     ----------    ------------        ----------    ------------        ----------    ------------
United States......................  $  764,771     $  265,568         $  765,779     $  271,238         $  721,061     $  265,988
International......................      65,277         19,724             65,564         21,335             66,650         21,603
                                     ----------     ----------         ----------     ----------         ----------     ----------
    Total..........................  $  830,048     $  285,292         $  831,343     $  292,573         $  787,711     $  287,591
                                     ==========     ==========         ==========     ==========         ==========     ==========

      Identifiable assets by geographic area represent those assets that are used in our operations in each area.

                                                                                                     DECEMBER 29,      DECEMBER 30,
Identifiable Assets                                                                                      2001              2000
-------------------                                                                                 ------------       -----------

United States.....................................................................................  $  1,085,029      $  1,121,592
International.....................................................................................        20,143            17,792
                                                                                                    ------------      ------------
    Total.........................................................................................  $  1,105,172      $  1,139,384
                                                                                                    ============      ============

                             PLAYTEX PRODUCTS, INC.

5.   BALANCE SHEET COMPONENTS

      The components of certain balance sheet accounts are as follows (in thousands):


                                                   DECEMBER 29,      DECEMBER 30,
                                                       2001              2000
                                                  --------------    -------------
Cash.............................................   $   27,103       $   10,282
Cash--lock box (1)...............................        6,903               --
                                                    ----------       ----------
      Net........................................   $   34,006       $   10,282
                                                    ==========       ==========
-----------

(1)   Cash held in lock box pending weekly settlement procedure for Receivables
      Facility (see Note 8).

Receivables......................................   $   33,767       $  133,207
Less allowance for doubtful accounts.............       (1,276)          (2,237)
                                                    ----------       ----------
      Net........................................   $   32,491       $  130,970
                                                    ==========       ==========

Inventories:
    Raw materials................................   $   23,715       $   25,140
    Work in process..............................        1,934            1,747
    Finished goods...............................       56,544           58,439
                                                    ----------       ----------
      Total......................................   $   82,193       $   85,326
                                                    ==========       ==========

Net property, plant and equipment:
    Land.........................................   $    2,376       $    2,376
    Buildings....................................       41,047           38,601
    Machinery and equipment......................      186,557          173,226
                                                    ----------       ----------
                                                       229,980          214,203
    Less accumulated depreciation................     (105,219)         (96,048)
                                                    ----------       ----------
      Net........................................   $  124,761       $  118,155
                                                    ==========       ==========

Goodwill.........................................   $  667,031       $  667,031
Less accumulated amortization....................     (172,844)        (156,036)
                                                    ----------       ----------
      Net........................................   $  494,187       $  510,995
                                                    ==========       ==========

Trademarks, patents, and other...................   $  182,714       $  182,214
Less accumulated amortization....................      (23,198)         (17,946)
                                                    ----------       ----------
      Net........................................   $  159,516       $  164,268
                                                    ==========       ==========

Deferred financing costs.........................   $   19,500       $   26,076
Less accumulated amortization....................       (1,569)         (13,742)
                                                    ----------       ----------
      Net........................................   $   17,931       $   12,334
                                                    ==========       ==========

Accrued expenses:
    Advertising and sales promotion..............   $   20,687       $   23,519
    Employee compensation and benefits...........       14,743           13,912
    Interest.....................................        6,398           11,233
    Insurance....................................        3,238            3,200
    Other........................................       20,310           17,936
                                                    ----------       ----------
      Total......................................   $   65,376       $   69,800
                                                    ==========       ==========

                             PLAYTEX PRODUCTS, INC.

6.   DUE FROM RELATED PARTY

      Our business is unrelated to the business of Playtex Apparel, Inc. ("Apparel"), which was spun-off from us in 1988 in a reorganization of the Company. Two of our former directors and senior executive officers are general partners of the investor group (the "Apparel Partnership"), which controlled Apparel until they were later sold. Playtex Investment Corp., one of our wholly-owned subsidiaries, is the holder of 15% debentures issued by the Apparel Partnership due December 15, 2003. Interest on the debentures is payable annually in cash or additional debentures. The Apparel Partnership decided to make their debenture payments in additional debentures through their December 15, 1993 payment and have paid in cash since then. The obligations of the Apparel Partnership are nonrecourse to the partners of the Apparel Partnership. The unaudited assets of the Apparel Partnership are Sara Lee Corporation common stock with a market value at December 29, 2001 and December 30, 2000 of approximately $5.9 million and $6.5 million, cash of approximately $1.1 million and $0.8 million and our 15 1/2% subordinated notes held by them (see Note 10). We believe their debentures, which we hold, represent their only material liability.

7. LONG-TERM DEBT

      Long-term debt, excluding amounts due to related party, consists of the following (in thousands):

                                                                     DECEMBER 29,     DECEMBER 30,
                                                                         2001            2000
                                                                     ------------    ------------
Variable rate indebtedness:
    '07-Term A Loan.................................................  $   76,000      $       --
    '09-Term B Loan.................................................     395,800              --
    Revolving Credit Facility.......................................      17,000              --
    Term A Loan.....................................................          --         129,813
    Term Loan.......................................................          --         241,750

Fixed rate indebtedness:
    9 3/8% Senior Subordinated Notes due 2011.......................     350,000              --
    6% Convertible Subordinated Notes due 2004......................      50,000          50,000
    8 7/8% Senior Notes due 2004....................................          --         150,000
    9% Senior Subordinated Notes due 2003...........................          --         360,000
                                                                      ----------      ----------
                                                                         888,800         931,563
    Less current maturities.........................................          --         (45,125)
                                                                      ----------      ----------
       Total long-term debt.........................................  $  888,800      $  886,438
                                                                      ==========      ==========

      On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

      o $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes").

      o A new senior secured credit facility (the "Senior Secured Credit Facility") consisting of:

            > a new six-year $100.0 million term A loan facility (the "'07-Term A Loan"),
            > a new eight-year $400.0 million term B loan facility (the "'09-Term B Loan"), and
            > a new six-year $125.0 million revolving credit facility (the "Revolving Credit Facility").

In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a newly formed wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The total amount available to us under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated by us, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility (see Note 8).

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT (CONTINUED)

      The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our outstanding indebtedness, except, for the Convertible Notes. The result of these transactions enabled us to significantly extend our near term principal debt repayment obligations.

      Our indebtedness at December 29, 2001 consists of $400.0 million in fixed rate debt and $488.8 million of variable rate debt. Our fixed rate debt consists of the 9 3/8% Notes and the Convertible Notes and our variable rate debt consists of the amounts borrowed under the '07-Term A Loan, '09-Term B Loan, and the Revolving Credit Facility.

      We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

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

      The Convertible Notes are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date. The Convertible Notes are convertible into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per common share. The Convertible Notes mature on January 31, 2004.

      The '07-Term A Loan matures on May 31, 2007. We prepaid $21.0 million of scheduled semi-annual principal payments on the '07-Term A Loan during fiscal 2001. Our next scheduled semi-annual principal payment on the '07-Term A Loan is the May 31, 2004 payment. The remaining scheduled semi-annual payments amount to: $17.0 million in 2004, $23.0 million in 2005, $24.0 million in 2006, and $12.0 million in 2007.

      The '09-Term B Loan matures on May 31, 2009. We prepaid $3.5 million of scheduled semi-annual principal payments on the '09-Term B Loan during fiscal 2001. Our next scheduled semi-annual principal payment on the '09-Term B Loan is the November 30, 2004 payment. The remaining scheduled semi-annual payments amount to $0.7 million in 2004, $1.4 million in 2005, $1.4 million in 2006, $1.4 million in 2007, $195.8 million in 2008, and $195.1 million in 2009.

      Loans made under the Revolving Credit Facility will mature on May 22, 2007. At December 29, 2001, we had $105.8 million of unused borrowings available to us under the Revolving Credit Facility.

      We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. In connection with the Refinancing Transaction, our interest rate swap agreements related to our prior credit agreement were terminated. At December 29, 2001, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at December 29, 2001, a 1% increase in interest rates would result in an estimated $4.9 million of additional interest expense on an annualized basis.

                             PLAYTEX PRODUCTS, INC.

7. LONG-TERM DEBT (CONTINUED)

      The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

      o Our weighted average variable interest rate for fiscal 2001, 2000, and 1999 was: 6.85%, 7.76% and 6.75%.
      o At December 29, 2001, our variable interest rate was 5.19% compared to 8.16% at December 30, 2000.

         The provisions of the credit agreement for our Senior Secured Credit Facility (the "Credit Agreement") require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

      o     indebtedness and liens,          o     certain dividends and
      o     major acquisitions or                  other distributions,
            mergers,                         o     the application of excess
      o     capital expenditures and               cash flow, and
            asset sales,                     o     prepayment and
                                                   modification of all
                                                   indebtedness or equity
                                                   capitalization.

The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly owned subsidiaries are guarantors of the 9 3/8% Notes (see Note 19).

Our required principal repayments are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

      o     $67.7 million in 2004,           o     $13.4 million in 2007,
      o     $24.4 million in 2005,           o     $195.8 million in 2008, and
      o     $25.4 million in 2006,           o     $545.1 million thereafter.

We do not have any debt obligations due prior to fiscal 2004. However commencing with our fiscal 2002 year end, we may be required to make mandatory principal repayments on the '07-Term A Loan and '09-Term B Loan per the excess cash flow calculation as defined in our Credit Agreement.

8. RECEIVABLES FACILITY

      On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, newly formed, special purpose bankruptcy remote subsidiary of ours; Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

                             PLAYTEX PRODUCTS, INC.

8. RECEIVABLES FACILITY (CONTINUED)

      We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded. Playtex A/R LLC shares credit risk with the Conduit as the undivided fractional interest in the receivables are sold without recourse. We believe, however, that Playtex A/R LLC has most of the credit risk associated with customers that do not pay, as the Conduit has preferential treatment with regard to cash settlement procedures and other conditions that limit their credit exposure. Our retained interest in receivables will be negatively impacted if Playtex A/R LLC writes-off any receivable balances. We believe the Receivables Facility is beneficial to us as:
(1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under our Credit Agreement.

      At December 29, 2001, Playtex A/R LLC had approximately $107.5 million of receivables, of which $56.5 million of undivided fractional interest therein was sold to the Conduit. Since May 22, 2001, we sold in aggregate approximately $569.0 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $516.8 million of cash.

      We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $2.1 million in fiscal 2001, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

      We account for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from our balance sheet. Playtex A/R LLC pays fees on the value of the undivided interest of the receivables sold to the conduit equal to the 30 day LIBOR rate, which is reset weekly. In addition, Playtex A/R LLC pays a 0.25% per annum fee on the utilized portion of the Receivables Facility and a 0.45% per annum liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our Retained Interest in Receivables approximates the fair value.

      Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit for up to three years upon satisfaction of certain conditions. The Receivables Facility may be terminated prior to its term in the event of:

      o     nonpayment of fees or other    o     bankruptcy events,
            amounts when due,              o     material judgments,
      o     violation of covenants,        o     defaults under the
      o     failure of any                       Receivables Facility,
            representation or warranty     o     a servicing default, and
            to be true in all material     o     a downgrade in the Senior
            respects when made,                  Secured Credit Facility to
                                                 less than B- by S&P and less
                                                 than B3 by Moody's.

                             PLAYTEX PRODUCTS, INC.

9. EXTRAORDINARY LOSS

      We recorded an extraordinary loss during fiscal 2001 of $19.3 million, net of income tax benefits of $12.8 million, as a result of the Refinancing Transaction (see Note 7). The extraordinary loss was the result of:

      o call premiums payable upon the extinguishment of the 9% Senior Subordinated Notes due 2003 (the "9% Notes") and the 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"),
      o write-off of unamortized deferred financing costs from early extinguishment of debt,
      o fees paid upon the termination of two interest rate swap agreements related to our prior credit facility, and
      o duplicate net interest expense between extinguishment and redemption of the 9% Notes and the 8 7/8% Notes.

10. DUE TO RELATED PARTY

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

11. INCOME TAXES

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

      Earnings before income taxes and extraordinary loss are as follows (in thousands):

                                                           TWELVE MONTHS ENDED
                                            -----------------------------------------------
                                            DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                2001              2000              1999
                                            ------------       -----------      -----------
 U.S......................................     $  53,719         $  59,519        $  74,135
 Foreign..................................         2,308             3,534            2,133
                                               ---------         ---------        ---------
       Total..............................     $  56,027         $  63,053        $  76,268
                                               =========         =========        =========

                             PLAYTEX PRODUCTS, INC.

11. INCOME TAXES (CONTINUED)

      Our provision for income taxes for the twelve months ended December 29, 2001, December 30, 2000, and December 25, 1999 is as follows (in thousands):

                                                                  TWELVE MONTHS ENDED
                                                   -----------------------------------------------
                                                   DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                       2001              2000              1999
                                                   ------------     -------------     ------------
Current:
     Federal.....................................     $  11,281         $  13,580        $  20,647
     State and local.............................            40               982            1,415
     Foreign.....................................           923             1,564            1,065
                                                      ---------         ---------        ---------
                                                         12,244            16,126           23,127
Deferred:
     Federal.....................................        11,871            10,292            8,595
     State and local.............................         1,003             1,091              544
     Foreign.....................................            28                --              (69)
                                                      ---------         ---------        ---------
                                                         12,902            11,383            9,070
                                                      ---------         ---------        ---------
       Total.....................................     $  25,146         $  27,509        $  32,197
                                                      =========         =========        =========

      In addition, a tax benefit of $12,829 was recognized as a result of the extraordinary loss on the early extinguishment of debt.

      Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                                                     DECEMBER 29,      DECEMBER 30,
                                                                         2001              2000
                                                                    -------------     ------------
Deferred tax assets:
     Allowances and reserves not currently deductible..............     $  12,069        $  13,539
     Postretirement benefits reserve...............................         4,790            4,315
     Net operating loss carryforwards..............................         2,462            3,429
     Other.........................................................         1,376            1,406
                                                                        ---------        ---------
       Total.......................................................     $  20,697        $  22,689
                                                                        =========        =========

Deferred tax liabilities:
     Property, plant and equipment................................      $  25,125        $  20,516
     Trademarks...................................................         23,056           18,421
     Deferred gain on sale of business............................         14,298           14,298
     Undistributed earnings of foreign subsidiary.................          2,515            2,515
     Other........................................................          1,978              345
                                                                        ---------        ---------
       Total......................................................      $  66,972        $  56,095
                                                                        =========        =========

      Undistributed earnings of our Canadian and Australian subsidiaries for which U.S. income taxes have not been provided were approximately $8.7 million at December 29, 2001. Such undistributed earnings are expected to be permanently reinvested in the Canadian and Australian subsidiaries.

      We have available net operating loss carryforwards ("NOLs") of $6.9 million at December 29, 2001 that expire in years 2009 through 2012. These NOLs relate primarily to operations of Banana Boat Holdings and Carewell prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration. The current benefit realized from these NOLs was $1.0 million for fiscal 2001 and fiscal 2000 and $3.0 million for fiscal 1999.

                             PLAYTEX PRODUCTS, INC.

11. INCOME TAXES (CONTINUED)

      Our tax provision before extraordinary loss differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

                                                                                  TWELVE MONTHS ENDED
                                                                   -----------------------------------------------
                                                                   DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                                       2001              2000              1999
                                                                   ------------     -------------     ------------
 Expected federal income tax at statutory rates..................    $  19,609         $ 22,069         $  26,694
 Amortization of intangible assets...............................        4,496            4,496             4,487
 State and local income taxes....................................          678            1,347             1,273
 Other, net......................................................          363             (403)             (257)
                                                                     ---------         --------         ---------
     Total tax provision.........................................    $  25,146         $ 27,509         $  32,197
                                                                     =========         ========         =========

12. STOCK-BASED COMPENSATION

      During 1994, we established a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must:

      o have an exercise price equal to or greater than the price of the stock on the date of grant and
      o     have an expiration date no more than ten years from the grant date.

Except for formula grants to certain non-employee directors, which vest over a five-year period, options vest over a period determined by the Compensation and Stock Option Committee. We have 1,784,293 shares reserved to grant as options and 8,140,623 shares authorized but unissued under the plan at December 29, 2001.

      We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 for determining compensation expense related to the issuance of stock options. If we determined compensation expense under the alternate fair value approach permitted by SFAS No. 123, our earnings and earnings per share would have been reduced to the pro forma amounts listed below (in thousands, except per share data):

                                                                               TWELVE MONTHS ENDED
                                                                ------------------------------------------------
                                                                DECEMBER 29,      DECEMBER 30,      DECEMBER 25,
                                                                   2001              2000              1999
                                                                ------------      ------------      ------------
 Net earnings:
     As reported.............................................    $  11,545         $  35,544        $  44,071
     Pro forma...............................................    $   6,875         $  32,024        $  39,414
 Earnings per share:
     As reported
        Basic................................................    $     .19         $     .58        $     .73
        Diluted..............................................    $     .19         $     .58        $     .72
     Pro forma
        Basic................................................    $     .11         $     .53        $     .65
        Diluted..............................................    $     .11         $     .53        $     .65
 Weighted average common shares and
     common equivalent shares outstanding:
     Basic...................................................       61,007            60,824           60,481
     Diluted.................................................       61,115            62,585           62,553

                             PLAYTEX PRODUCTS, INC.

12. STOCK-BASED COMPENSATION (CONTINUED)

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      o weighted average risk-free interest rates of 5.54%, 6.51%, and 5.68% for fiscal 2001, 2000, and 1999;
      o     no dividend yield;
      o     expected option life of 7 years before exercise or cancellation; and
      o     volatility of 35%.

      The following table summarizes our stock option activity over the past three fiscal years:

                                                      2001                             2000                          1999
                                             ------------------------        ----------------------        -----------------------
                                                            WEIGHTED                       WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                                            EXERCISE                       EXERCISE                       EXERCISE
                                                 SHARES       PRICE            SHARES        PRICE           SHARES         PRICE
                                               ---------    ---------        ----------   ---------         ----------   ---------
 Outstanding at beginning of year..........    5,191,129    $  11.59          4,581,326     $ 11.86          4,093,260    $  11.11
 Granted...................................    1,517,000        9.90          1,732,500       10.85            788,000       15.50
 Exercised.................................      (73,300)       8.73           (436,572)       8.79           (160,505)       8.83
 Forfeited.................................     (278,499)      12.59           (686,125)      13.35           (139,429)      13.70
                                               ---------                      ---------                      ---------
 Outstanding at end of year................    6,356,330       11.17          5,191,129       11.59          4,581,326       11.86
                                               =========                      =========                      =========
 Options exercisable at year-end...........    3,689,976       11.57          2,832,780       11.12          2,669,878       10.18
  Weighted-average fair value
    of options granted during the year.....                 $   4.75                        $  5.43                       $   7.48

      The following table summarizes information about our stock options outstanding at December 29, 2001:

                                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                             -------------------------------------------            -----------------------------
                                                 NUMBER          WEIGHTED                             NUMBER
                                               OUTSTANDING        AVERAGE      WEIGHTED             EXERCISABLE         WEIGHTED
                                                   AT            REMAINING      AVERAGE                  AT              AVERAGE
                                              DECEMBER 29,      CONTRACTUAL    EXERCISE             DECEMBER 29,        EXERCISE
 RANGE OF EXERCISE PRICES                         2001             LIFE         PRICES                  2001              PRICES
 ------------------------                    -------------     -----------    ----------            ------------       ----------
 $7.00 to 8.00.............................        381,833           3.64     $   7.8750                 381,833       $   7.8750
 $8.00 to 9.00.............................         53,500           4.58         8.0572                  53,500           8.0572
 $9.00 to 10.00............................      1,930,832           6.04         9.6497               1,220,038           9.7121
 $10.00 to 11.00...........................      2,294,665           8.54        10.4925                 595,723          10.5796
 $11.00 to 13.00...........................         72,500           8.38        12.2888                  25,835          12.2460
 $13.00 to 14.00...........................        156,000           4.53        13.2163                 120,002          13.0938
 $14.00 to 15.00...........................        485,000           6.40        14.2992                 483,000          14.2989
 $15.00 to 16.00...........................        982,000           7.19        15.2627                 810,045          15.2124
                                                 ---------                                             ---------
 $7.00 to 16.00............................      6,356,330           6.98        11.1735               3,689,976          11.5736
                                                 =========                                             =========

                             PLAYTEX PRODUCTS, INC.

13. EARNINGS PER SHARE

      The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the last three fiscal years (in thousands, except per share data):

                                                                                              TWELVE MONTHS ENDED
                                                                                   --------------------------------------------
                                                                                   DECEMBER 29,    DECEMBER 30,    DECEMBER 25,
                                                                                       2001            2000            1999
                                                                                   ------------    ------------    ------------
Numerator:
        Earnings before extraordinary loss ..................................        $ 30,881        $ 35,544        $ 44,071
                                                                                     ========        ========        ========

        Net earnings--Basic .................................................        $ 11,545        $ 35,544        $ 44,071
        Adjustment for interest on Convertible Notes, net of tax ............              --             946             788
                                                                                     --------        --------        --------
        Net earnings--Diluted ...............................................        $ 11,545        $ 36,490        $ 44,859
                                                                                     ========        ========        ========

Denominator:
        Weighted average common shares outstanding--Basic ...................          61,007          60,824          60,481
        Adjustment for dilutive effect of employee stock options ............             108             456           1,003
        Adjustment for dilutive effect of Convertible Notes, net of tax .....              --           1,305           1,069
                                                                                     --------        --------        --------
        Weighted average common shares outstanding--Diluted .................          61,115          62,585          62,553
                                                                                     ========        ========        ========

Earnings per share before extraordinary loss:
        Basic ...............................................................        $   0.51        $   0.58        $   0.73
        Diluted .............................................................        $   0.51        $   0.58        $   0.72

Earnings per share:
        Basic ...............................................................        $   0.19        $   0.58        $   0.73
        Diluted .............................................................        $   0.19        $   0.58        $   0.72

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

14. LEASES

      Our leases are primarily for buildings, manufacturing equipment, company cars and information technology equipment. Future minimum payments under non-cancelable operating leases for fiscal years ending after December 29, 2001 are as follows: $10.3 million in 2002, $8.9 million in 2003, $6.8 million in 2004, $3.9 million in 2005, $2.7 million in 2006 and $4.3 million in later years.

      Rent expense for operating leases amounted to $12.4 million, $10.8 million, and $9.5 million for fiscal 2001, 2000 and 1999.

                             PLAYTEX PRODUCTS, INC.

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

      Defined Benefit Pension Plans--Substantially all of our U.S. hourly and most of our Canadian employees participate in pension plans. At December 29, 2001, approximately 1,395 participants were covered by these plans and approximately 300 of them were receiving benefits.

      Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, is amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include:

      o expected long-term rate of return on plan assets of 9.75% at December 29, 2001 and December 30, 2000,
      o discount rate of 7.25% at December 29, 2001 and 7.50% at December 30, 2000 used in calculating the projected benefit obligation, and
      o the rate of average future increases in compensation levels was 4.00% at December 29, 2001 and 3.25% at December 30, 2000.

      The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents.

      Net pension benefit for fiscal 2001, 2000 and 1999 is included in cost of goods sold in the Consolidated Statements of Earnings and includes the following components (in thousands):

                                                                  TWELVE MONTHS ENDED
                                                     ---------------------------------------------
                                                      DECEMBER 29,    DECEMBER 30,     DECEMBER 25,
NET PENSION EXPENSE                                       2001            2000             1999
-------------------                                  ------------    -------------    ------------
Service cost--benefits earned during the period....    $   1,244        $  1,068        $   1,094
Interest cost on projected benefit obligation......        2,744           2,535            2,334
Expected return on plan assets.....................       (5,237)         (6,020)          (3,958)
Amortization of prior service cost.................           81              95               84
Amortization of unrecognized net gain..............         (567)         (1,958)            (234)
Amortization of transition gain....................           28             (40)             (41)
                                                       ---------        --------        ---------
    Net pension benefit............................    $  (1,707)       $ (4,320)       $    (721)
                                                       =========        ========        =========

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2001 and 2000 are as follows (in thousands):

                                                           DECEMBER 29,     DECEMBER 30,
CHANGE IN BENEFIT OBLIGATION                                   2001             2000
----------------------------                              -------------    -------------
Benefit obligation at beginning of year..................    $ 36,601        $  32,645
Service cost.............................................       1,244            1,068
Interest cost............................................       2,744            2,535
Actuarial loss...........................................       2,439            1,883
Benefits paid............................................      (1,737)          (1,471)
Foreign currency exchange rate changes...................        (136)             (59)
                                                             --------        ---------
    Benefit obligation at end of year....................    $ 41,155        $  36,601
                                                             ========        =========

                             PLAYTEX PRODUCTS, INC.

15.  PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                                    DECEMBER 29,     DECEMBER 30,
CHANGE IN PLAN ASSETS                                                   2001              2000
---------------------                                              -------------     ------------
Fair value of plan assets at beginning of year....................    $ 55,117         $  62,785
Actual return on plan assets......................................      (2,229)           (6,111)
Benefits paid.....................................................      (1,737)           (1,471)
Foreign currency exchange rate changes............................        (293)              (86)
                                                                      --------         ---------
    Fair value of plan assets at end of year......................    $ 50,858         $  55,117
                                                                      ========         =========

RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status.....................................................    $  9,703         $  18,516
Unrecognized transition asset.....................................         404              (200)
Unrecognized prior service cost...................................         445               527
Unrecognized actuarial gain.......................................      (1,725)          (11,638)
                                                                      --------         ---------
    Prepaid benefit cost..........................................    $  8,827         $   7,205
                                                                      ========         =========

      Postretirement Benefits Other than Pensions--We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Approximately 92% of all U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

      The components of the postretirement net periodic expense, which is included in operating earning in the Consolidated Statements of Earnings for fiscal 2001, 2000, and 1999, are as follows (in thousands):

                                                                                   TWELVE MONTHS ENDED
                                                                    -----------------------------------------------
                                                                    DECEMBER 29,      DECEMBER 30,     DECEMBER 25,
NET PERIODIC POSTRETIREMENT EXPENSE                                     2001              2000              1999
-----------------------------------                                 ------------     -------------     ------------
Service cost--benefits earned during the period.....................  $     580         $    504         $     424
Interest cost on accumulated benefit obligation....................       1,129            1,013               858
Amortization of prior service cost.................................         (95)             217               217
Recognized actuarial loss..........................................         269               73                69
                                                                      ---------         --------         ---------
    Net periodic postretirement expense............................   $   1,883         $  1,807         $   1,568
                                                                      =========         ========         =========

                             PLAYTEX PRODUCTS, INC.

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plan for fiscal 2001 and 2000 are as follows (in thousands):

                                                             DECEMBER 29,     DECEMBER 30,
CHANGE IN BENEFIT OBLIGATION                                     2001             2000
----------------------------                                 ------------     ------------
Benefit obligation at beginning of year ...............        $ 14,755         $ 11,992
Service cost ..........................................             580              504
Interest cost .........................................           1,129            1,013
Employee contributions ................................             182              168
Actuarial loss ........................................           1,198            1,880
Benefits paid .........................................            (844)            (802)
                                                               --------         --------
    Benefit obligation at end of year .................        $ 17,000         $ 14,755
                                                               ========         ========

CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year ........        $     --         $     --
Employer contributions ................................             662              634
Employee contributions ................................             182              168
Expected benefits paid ................................            (844)            (802)
                                                               --------         --------
    Fair value of plan assets at end of year ..........        $     --         $     --
                                                               ========         ========

RECONCILIATION OF THE FUNDED STATUS
-----------------------------------

Funded status .........................................        $(17,000)        $(14,755)
Unrecognized prior service (gain) cost ................            (806)           1,034
Unrecognized actuarial loss ...........................           5,711            2,847
                                                               --------         --------
    Net amount accrued at year-end ....................        $(12,095)        $(10,874)
                                                               ========         ========

      The assumed health care cost trend rate and discount rate was 9.5% and 7.50% in 2001 compared to 7.5% and 7.75% in 2000. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.0% is reached in 2010. A one percentage point increase in the assumed health care costs trend rate increases the sum of the service and interest costs components of the fiscal 2001 net periodic postretirement benefit expense by 18%, and the accumulated postretirement benefit obligation as of December 29, 2001 by 15%. A one percentage point decrease in the assumed health care costs trend rate decreases the sum of the service and interest costs components of the fiscal 2001 net periodic postretirement benefit expense by 14% and the accumulated postretirement benefit obligation by 12%.

      Defined Contribution Benefit Plans--We also provide three defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to earnings for the defined contribution plans totaled $5.8 million, $5.9 million and $4.9 million for our last three fiscal years ended 2001, 2000, and 1999.

                             PLAYTEX PRODUCTS, INC.

16. BUSINESS AND CREDIT CONCENTRATIONS

      Most of our customers are dispersed throughout the United States and Canada. No single customer accounted for more than 10% of our consolidated net sales in fiscal 2001, 2000, or 1999 with the exception of our largest customer (approximately 23% in 2001, 23% in 2000, and 21% in 1999). Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our largest customer were $29.4 million at December 29, 2001 and $29.8 million at December 30, 2000. Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our customers ranked second through tenth in net sales, ranged from $9.2 million to $3.9 million at December 29, 2001. Sales to these customers were made primarily from our two largest business segments.

17. DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH, RECEIVABLES, RETAINED INTEREST IN RECEIVABLES, ACCOUNTS PAYABLE, INCOME TAXES and ACCRUED EXPENSES--The carrying amounts approximate fair value because of the short-term maturity of these instruments.

      VARIABLE RATE DEBT--The carrying amounts approximate fair value because the rate of interest on borrowings under the credit agreement is, at our option, a function of various alternative short-term borrowing rates.

      LONG-TERM DEBT, INTEREST RATE DERIVATIVES, and OTHER FINANCIAL INSTRUMENTS--The fair value of the following financial instruments was estimated at December 29, 2001 and December 30, 2000 as follows (in thousands):

                                                                               DECEMBER 29, 2001              DECEMBER 30, 2000
                                                                           ------------------------        -----------------------
                                                                            CARRYING       ESTIMATED        CARRYING    ESTIMATED
                                                                             AMOUNT       FAIR VALUE         AMOUNT     FAIR VALUE
                                                                           ----------    -----------       ----------  -----------
 9 3/8% Senior Subordinated Notes (a)...................................   $  350,000    $  369,250        $       --   $       --
 9% Senior Subordinated Notes (a).......................................           --            --           360,000      347,400
 8 7/8% Senior Notes (a)................................................           --            --           150,000      142,500
 6% Convertible Subordinated Notes due 2004 (b).........................       50,000        50,880            50,000       47,284
 15% Notes due from Playtex Apparel Partners, L.P. (c)..................       80,017        80,017            80,017       80,017
 15 1/2% Subordinated Notes due to Playtex Apparel
    Partners, L.P. (c)..................................................       78,386        78,386            78,386       78,386
 Other noncurrent assets (d)............................................        9,942         9,914             8,300        8,265
 Noncurrent liabilities (d).............................................       13,146        13,115            12,814       12,756
 Interest Rate Swap termination date of August 30, 2001 (e).............           --            --                --       (1,063)
 Interest Rate Swap termination date of December 4, 2001 (e)............           --            --                --         (625)

-----------

(a) The estimated fair values were based on the average range of bid/ask quotes provided by independent securities dealers. The 9% Notes and the 8 7/8% Notes were extinguished during fiscal 2001 (see Notes 7 and 9).

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

(e) The estimated fair value was based upon quoted market price (mark to market). These instruments were terminated during fiscal 2001 (see Notes 7 and 9).

                             PLAYTEX PRODUCTS, INC.

18. QUARTERLY DATA (UNAUDITED)

      The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2001 and 2000 (in thousands, except per share data):

                                                                        FIRST            SECOND            THIRD           FOURTH
FISCAL 2001                                                            QUARTER           QUARTER          QUARTER          QUARTER
-----------                                                          -----------      -----------       -----------     -----------
Net sales........................................................     $  220,776       $  224,101        $  187,590      $  197,581
Gross profit.....................................................        126,067          130,450           107,581         110,556
Operating earnings...............................................         43,384           42,261            23,699          24,647
Earnings before extraordinary loss...............................         12,844           12,129             2,356           3,552
Net earnings (loss)..............................................         12,844           (7,207)            2,356           3,552
Earnings per share before extraordinary loss (a):
    Basic........................................................     $      .21       $      .20        $      .04      $      .06
    Diluted......................................................     $      .21       $      .20        $      .04      $      .06
Earnings per share  (a):
    Basic........................................................     $      .21       $     (.12)       $      .04      $      .06
    Diluted......................................................     $      .21       $     (.11)       $      .04      $      .06

Stock market price
    High.........................................................     $    10.35       $    11.20        $    10.80      $    10.46
    Low..........................................................     $     7.93       $     8.55        $     9.60      $     9.30


                                                                        FIRST            SECOND            THIRD           FOURTH
FISCAL 2000                                                            QUARTER           QUARTER          QUARTER          QUARTER
-----------                                                          -----------      -----------       -----------     -----------

Net sales........................................................     $  223,507       $  229,589        $  188,143      $  190,104
Gross profit.....................................................        129,702          131,622           109,346         108,499
Operating earnings...............................................         48,232           45,266            30,038          24,401
Net earnings.....................................................         15,269           14,040             4,460           1,775
Earnings per share (a):
    Basic........................................................     $      .25       $      .23        $      .07      $      .03
    Diluted......................................................     $      .25       $      .23        $      .07      $      .03

Stock market price
    High.........................................................     $    15.50       $    14.00        $    12.88      $    11.94
    Low..........................................................     $    10.25       $    10.12        $    10.37      $     8.62

-----------

(a) Earnings per share data are computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

9 3/8% SENIOR SUBORDINATED NOTES DUE 2011

      The 9 3/8% Notes are guaranteed by the following wholly-owned subsidiaries:

      o Playtex Sales & Services, Inc. ("PSSI"). PSSI provides sales solicitation, management and administrative services to us and our U.S. affiliates.
      o Playtex Manufacturing, Inc. ("PMI"). PMI is a contract manufacturer and contract research and development services provider for our U.S. affiliates.
      o Playtex Investment Corp. ("PIC"). PIC is an investment holding company, which holds the Apparel Debentures (see Note 6).
      o Playtex International Corp. ("PINTL"). PINTL is the sole shareholder of Playtex Limited, a manufacturer and distributor of Playtex products in Canada.
      o TH Marketing Corp. ("THMC"). THMC is the sole shareholder of Playtex Foreign Sales Corporation.
      o SmileTote, Inc. ("STI"). STI owns certain intangible assets associated with our infant feeding business.
      o Sun Pharmaceuticals Corp. ("Sun"). Sun owns the BANANA BOAT trade name and certain other intangible assets associated with the BANANA BOAT business. Sun distributes its products outside the U.S. and Puerto Rico and to certain U.S. distributors excluding the Company.
      o Personal Care Group, Inc. ("PCG"). PCG is the owner of various personal care related intangible assets.
      o Personal Care Holdings, Inc. ("PCH"). PCH is the sole shareholder of PCG.
      o Carewell Industries, Inc. ("Carewell"). Carewell is the owner of certain dental care related intangible assets.

      The guarantors are joint and several guarantors of the 9 3/8% Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the credit agreement.

The following wholly-owned subsidiaries are non guarantors of the 9 3/8% Notes:

      o     Playtex Limited. Playtex Limited is our Canadian subsidiary.
      o Playtex Foreign Sales Corporation ("PFSC"). PFSC is a foreign sales corporation as defined by Internal Revenue Code Section 922, and
      o Playtex Products Australia PTY LTD ("PPI Aust"). PPI Aust is a distributor of personal care products in Australia and New Zealand.

      The information, which follows, presents our condensed financial position as of December 29, 2001 and December 30, 2000 and our condensed statements of earnings and cash flows for each of our last three fiscal years 2001, 2000, and 1999. The presentation is made based on:

      o     the Company on a consolidated     o     the combined guarantors, and
            basis,                            o     the combined non-guarantors.
      o     the parent company only,

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 29, 2001
(In thousands)

                                                                                         PARENT                           NON-
                      ASSETS                      CONSOLIDATED      ELIMINATIONS         COMPANY        GUARANTORS     GUARANTORS
                                                  ------------      ------------         -------        ----------     ----------
Current assets..................................  $    218,818     $           9     $    114,504       $    87,001    $   17,304
Investment in subsidiaries......................            --          (478,436)         465,246            13,190            --
Intercompany receivable.........................            --           (97,403)              --            96,338         1,065
Net property, plant and equipment...............       124,761                --               88           123,983           690
Intangible assets...............................       653,703                --          440,598           213,105            --
Other noncurrent assets.........................       107,890              (500)          27,873            80,517            --
                                                  ------------     -------------     ------------       -----------    ----------
    Total assets................................  $  1,105,172     $    (576,330)    $  1,048,309       $   614,134    $   19,059
                                                  ============     =============     ============       ===========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.............................  $    111,038     $          16     $    101,916       $     5,631    $    3,475
Intercompany payable...........................             --           (97,403)             479            94,122         2,802
Long-term debt..................................       967,186              (507)         967,693                --            --
Other noncurrent liabilities....................        71,518                --           22,791            49,135          (408)
                                                  ------------     -------------     ------------       -----------    ----------
    Total liabilities...........................     1,149,742           (97,894)       1,092,879           148,888         5,869
Stockholders' equity............................       (44,570)         (478,436)         (44,570)          465,246        13,190
                                                  ------------     -------------     ------------       -----------    ----------
    Total liabilities and stockholders' equity..  $  1,105,172     $    (576,330)    $  1,048,309       $   614,134    $   19,059
                                                  ============     =============     ============       ===========    ==========


CONDENSED CONSOLIDATING BALANCE SHEET DATA
AS OF DECEMBER 30, 2000
(In thousands)
                                                                                         PARENT                           NON-
                      ASSETS                      CONSOLIDATED      ELIMINATIONS         COMPANY        GUARANTORS     GUARANTORS
                                                  ------------      ------------         -------        ----------     ----------
Current assets..................................  $    245,315     $           8     $    140,083       $    89,636    $   15,588
Investment in subsidiaries......................            --          (461,661)         449,125            12,536            --
Intercompany receivable.........................            --          (104,047)          22,958            80,050         1,039
Net property, plant and equipment...............       118,155                --              119           117,110           926
Intangible assets...............................       675,263                --          456,045           219,218            --
Other noncurrent assets.........................       100,651              (504)          20,638            80,517            --
                                                  ------------     -------------     ------------       -----------    ----------
    Total assets................................  $  1,139,384     $    (566,204)    $  1,088,968       $   599,067    $   17,553
                                                  ============     =============     ============       ===========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.............................  $    171,082     $          10     $    160,553       $     6,443    $    4,076
Intercompany payable...........................             --          (104,047)              --           102,703         1,344
Long-term debt..................................       964,824              (506)         965,330                --            --
Other noncurrent liabilities....................        59,541                --           19,148            40,796          (403)
                                                  ------------     -------------     ------------       -----------    ----------
    Total liabilities...........................     1,195,447          (104,543)       1,145,031           149,942         5,017
Stockholders' equity............................       (56,063)         (461,661)         (56,063)          449,125        12,536
                                                  ------------     -------------     ------------       -----------    ----------
    Total liabilities and stockholders' equity..  $  1,139,384     $    (566,204)    $  1,088,968       $   599,067    $   17,553
                                                  ============     =============     ============       ===========    ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 29, 2001
(In thousands)

                                                                                         PARENT                           NON-
                                                  CONSOLIDATED      ELIMINATIONS         COMPANY        GUARANTORS     GUARANTORS
                                                  ------------      ------------         -------        ----------     ----------
 Net revenues...................................   $   830,048       $  (424,978)     $   787,432       $   421,339    $   46,255
 Cost of sales..................................       355,394          (291,635)         314,423           307,894        24,712
                                                   -----------       -----------      -----------       -----------    ----------
     Gross profit...............................       474,654          (133,343)         473,009           113,445        21,543
                                                   -----------       -----------      -----------       -----------    ----------
 Operating expenses:
 Advertising, selling and administrative........       318,603          (133,343)         353,950            79,362        18,634
 Amortization of intangibles....................        22,060                --           15,447             6,613            --
                                                   -----------       -----------      -----------       -----------    ----------
     Total operating expenses...................       340,663          (133,343)         369,397            85,975        18,634
                                                   -----------       -----------      -----------       -----------    ----------
     Operating earnings.........................       133,991                --          103,612            27,470         2,909
 Interest expense, net..........................        75,861                --           88,134           (12,003)         (270)
 Other expense..................................         2,103                --            2,103                --            --
 Equity in net earnings of subsidiaries.........            --            28,171          (26,022)           (2,149)           --
                                                   -----------       -----------      -----------       -----------    ----------
     Earnings before income taxes...............        56,027           (28,171)          39,397            41,622         3,179
 Income taxes...................................        25,146                --            8,516            15,600         1,030
                                                   -----------       -----------      -----------       -----------    ----------
     Earnings before extraordinary loss.........        30,881           (28,171)          30,881            26,022         2,149
                                                   -----------       -----------      -----------       -----------    ----------
 Extraordinary loss, net of tax.................       (19,336)               --          (19,336)               --            --
                                                   -----------       -----------      -----------       -----------    ----------
     Net earnings...............................   $    11,545       $   (28,171)     $    11,545       $    26,022    $    2,149
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
                                                   ===========       ===========      ===========       ===========     ==========

                             PLAYTEX PRODUCTS, INC.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
FOR THE TWELVE MONTHS ENDED DECEMBER 29, 2001
(In thousands)

                                                                                         PARENT                            NON-
                                                  CONSOLIDATED      ELIMINATIONS         COMPANY        GUARANTORS      GUARANTORS
                                                  ------------      ------------         -------        ----------      ----------
 Net earnings.....................................  $   11,545       $   (28,171)      $   11,545       $    26,022     $    2,149
     Non-cash items included in earnings:
        Extraordinary loss, net of tax............      19,336                --           19,336                --             --
        Amortization of intangibles...............      22,060                --           15,447             6,613             --
        Amortization of deferred financing
             costs................................       2,923                --            2,923                --             --
        Depreciation..............................      13,140                --               32            12,812            296
        Deferred taxes............................      12,902                --            5,757             7,150             (5)
        Other, net................................      (1,016)           28,171          (27,038)           (2,149)            --
     Increase in net working capital..............      46,045                --           45,267             2,402         (1,624)
     Increase in amounts due to Parent............          --                --           23,437           (24,869)         1,432
                                                    ----------       -----------       ----------       -----------     ----------
             Net cash flows from operations.......     126,935                --           96,706            27,981          2,248
 Cash flows used for investing activities:
     Purchase of property, plant and
        equipment.................................     (19,950)               --               (2)          (19,836)          (112)
     Businesses and intangibles acquired, net.....        (500)               --               --              (500)            --
                                                    ----------       -----------       ----------       ------------    ----------
             Net cash flows used for investing
                activities........................     (20,450)               --               (2)          (20,336)          (112)
 Cash flows used for financing activities:
     Net borrowings under working capital
        credit facilities.........................      17,000                --           17,000                --             --
     Long-term debt borrowings....................     850,000                --          850,000                --             --
     Long-term debt repayments....................    (909,763)               --         (909,763)               --             --
     Payment of debt extinguishment fees..........     (21,177)               --          (21,177)               --             --
     Payment of financing costs...................     (19,500)               --          (19,500)               --             --
     Issuance of shares of common stock, net......         679                --              679                --             --
     Receipt (payment) of dividends...............          --                --            8,365            (7,645)          (720)
                                                    ----------       -----------       ----------       -----------     ----------
             Net cash flows used for
                  financing activities............     (82,761)               --          (74,396)           (7,645)          (720)
 Increase in cash.................................      23,724                --           22,308                --          1,416
 Cash at beginning of period......................      10,282                 8            4,390                 1          5,883
                                                    ----------       -----------       ----------       -----------     ----------
 Cash at end of period............................  $   34,006       $         8       $   26,698       $         1     $    7,299
                                                    ==========       ===========       ==========       ===========     ==========

                             PLAYTEX PRODUCTS, INC.

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
                                                    ==========       ===========       ==========       ===========    ==========

20. SUBSEQUENT EVENT

      On March 25, 2002, we announced a plan to close our Watervliet, New York plastic molding facility by the end of 2002. The facility currently manufactures component parts primarily for the Company's infant feeding category and employs approximately 160 people. The production of the majority of these parts in the future will be outsourced to plastic molders with specialized technology.

      We anticipate annualized cost savings of approximately $1.5 million beginning in 2003. The impact to on-going operating results in 2002 will be immaterial, as partial year savings will be offset by transition costs. We will record a one-time pre-tax charge in the first quarter of 2002 of approximately $8 million to cover exit costs and asset write-offs, which are mostly non-cash charges. The net cash outflow associated with this project in 2002 will be approximately $1.5 million.

                             PLAYTEX PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

      We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of earnings, changes in stockholders' equity and accumulated other comprehensive earnings and cash flows for the twelve months ended December 29, 2001, December 30, 2000 and December 25, 1999 included on pages F-19 through F-51 in the Company's 2001 Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule, on page 26 in the Company's Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playtex Products, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for the twelve months ended December 29, 2001, December 30, 2000 and December 25, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/s/ KPMG LLP

January 28, 2002, except as to Note 20, which is as of March 25, 2002 New York, New York

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

January 28, 2002
Westport, Connecticut

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

      We will send you, at no charge, a copy of our Summary Annual Report and Annual Report on Form 10-K for fiscal 2001, upon your written request to our Investor Relations Department at our Corporate Offices. If you wish, you can call Playtex Products, Inc. Investor Relations at (203) 341- 4017.

      This document is also included in our filings with the Securities and Exchange Commission which are made electronically through their EDGAR system and are available to the public at the SEC's website - www.sec.gov.

STOCK TRANSFER AGENT AND REGISTRAR

Playtex Products, Inc.
c/o Mellon Investor Services
P.O. Box 3315
South Hackensack, New Jersey 07606-1915
(800) 851-9677
www.mellon-investor.com

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

BOARD OF DIRECTORS

   Robert B. Haas          Chairman of the Board of Playtex Products, Inc. and
                               Chairman of the Board and Chief Executive
                               Officer of Haas Wheat & Partners, L.P.

   Michael R. Gallagher    Chief Executive Officer

   Glenn A. Forbes         Executive Vice President and Chief Financial Officer

   Richard C. Blum         Chairman of the Board and President of Richard C.
                               Blum & Associates, Inc.

   Michael R. Eisenson     President and Chief Executive Officer of Charlesbank
                               Capital Partners, LLC

   R. Jeffrey Harris       Of Counsel and Director of Apogent Technologies, Inc.

   C. Ann Merrifield       Executive Vice President, Genzyme Biosurgery

   Susan R. Nowakowski     Chief Operating Officer and Executive Vice President,
                               AMN Healthcare Services, Inc.

   John C. Walker          Partner, BLUM Capital Partners, L.P.

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

------------------------

                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

3(a) Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex's Form 8-K, dated June 6, 1995.)

3(b)              By-laws of the Company, as amended through May 31, 2001.
                  (Incorporated herein by reference to Exhibit 3 of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)

4(a) Indenture dated, May 22, 2001 relating to the 9 3/8% Senior Subordinated Notes due 2011 (the "Senior Subordinated Notes") among Playtex Products, Inc., as issuer, Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Playtex Investment Corp., Playtex International Corp., TH Marketing Corp., Smile-Tote, Inc., Sun Pharmaceuticals Corp., Personal Care Group, Inc., Personal Care Holdings, Inc., and Carewell Industries, Inc., as Guarantors and the Bank of New York, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

4(a)(1) Registration Rights Agreement relating to the Senior Subordinated Notes among Playtex Products, Inc., as issuer, the guarantors named therein, Credit Suisse First Boston Corporation and Wells Fargo Brokerage Services, LLC (the "Initial Purchasers"). (Incorporated herein by reference to
                  Exhibit 4.2 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

4(b) Form of Junior Subordinated Note of Playtex. (Incorporated herein by reference to Exhibit 4(i) of Playtex's Registration Statement on Form S-1, File No. 33-25485.)

4(b)(1) Form of Junior Subordinated Note of Playtex dated December 15, 1989. (Incorporated herein by reference to Exhibit 4(f)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989.)

4(b)(2)           Junior Subordinated Note of Playtex dated December 15, 1990.
                  (Incorporated herein by reference to Exhibit 4(f)(2) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990.)

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

4(b)(6)           Agreement between Playtex and Playtex Apparel Partners, L.P.
                  dated November 30, 1994 relating to Junior Subordinated Notes. (Incorporated herein by reference to Exhibit 4(d)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

4(c) Indenture relating to the 6% Convertible Notes, dated as of January 29, 1999, between Playtex Products, Inc. and Marine Midland Bank. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1999.)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10(a) Credit Agreement, dated as of May 22, 2001, among Playtex Products, Inc., Credit Suisse First Boston, as the Administrative Agent, and the lenders from time to time parties to the Credit Agreement. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

10(b) Receivables Purchase Agreement, dated as of May 22, 2001, among Playtex Products, Inc., Credit Suisse First Boston, New York Branch, Playtex A/R LLC, and Gramercy Capital Corporation. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

10(c) Purchase and Contribution Agreement, dated as of May 22, 2001, between Playtex Products, Inc., and Playtex A/R LLC. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

10(d)             Consulting Agreement between Family Products and Joel E.
                  Smilow, dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(d)(1) First Amendment to the Consulting Agreement, dated as of August 17, 1999, between Playtex Products Inc., and Joel E. Smilow. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.)

10(e) Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987.)

10(f) Playtex Management Incentive Plan. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(g) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(g)(1) Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)

10(g)(2) Amendment No. 2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)

10(g)(3) Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)

10(g)(4) Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)

10(g)(5) Amendment No. 5 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(g)(6) Amendment No. 6 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10(g)(7) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 6, 1999. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)

10(g)(8) Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 2001. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)

10(h)             Memorandum of Understanding, dated June 21, 1995 with Michael
                  R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.)

10(h)(1)          Memorandum of Understanding, dated May 18, 1999 with Michael
                  R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)

10(i) Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(j) Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(k) Form of Retention Agreement dated as of March 13, 2000 between Paul A. Siracusa and the Company. (Incorporated herein by reference to Exhibit 10(j) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(l) Form of Retention Agreement dated as of March 21, 2000 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(k) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(m) Form of Retention Agreement dated as of August 1, 2000 between Kevin M. Dunn and the Company. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(n) Form of Retention Agreement dated as of August 1, 2000 between Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(o) Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)

10(p) Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10(q) Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

10(r) Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated March 17, 1995.)

10(r)(1) Amendment No.1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, File No. 333-50099.)

10(r)(2) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(5) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

10(r)(3) Amendment No. 1, dated as of January 29, 1999 to the First Amended and Restated Registration Rights Agreement, dated as of March 17, 1995, as amended and restated as of June 1, 1998 by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement. (Incorporated herein by reference to Exhibit 10(t)(3) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(s) Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)

10(t) Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)

10(u) Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K, dated February 12, 1998.)

10(v) Asset Sale Agreement, dated as of May 13, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)

10(v)(1) Amendment No. 1 to the Asset Sale Agreement, dated as of June 25, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)

10(w) Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1998.)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10(w)(1) First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(x) Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1998.)

10(y) Letter Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(7) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(z) Letter of Waiver, dated as of June 1, 1998, by and among the Company, Donaldson, Lufkin & Jenrette International, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(8) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(aa)            Stock Purchase Agreement, dated June 1, 1998 between J.W.
                  Childs Equity Partners, L.P. (the "seller"), RCBA Playtex, L.P. (the "Buyer"), and Richard C. Blum & Associates, Inc. (the "Guarantor"). (Incorporated herein by reference to Exhibit 10(1) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(ab) Stockholders Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(ab)(1)         Amended and Restated Stockholders Agreement, dated September
                  3, 1998 between the Company, RCBA Playtex, L.P. and RCBA
                  Strategic Partners. (Incorporated herein by reference to Exhibit 10(ac)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(ac) Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)

10(ac)(1)         Amendment No. 1, dated as of January 29, 1999, to the
                  Registration Rights Agreement, dated as of June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(ad)(1) of Playtex's Annual
                  Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(ad) Registration Rights Agreement, dated as of January 29, 1999, between Playtex Products, Inc. and Mondial Industries Limited Partnership. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1999.)

10(ae) Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998. (Incorporated herein by reference to Exhibit 10(ah) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10(af) Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to
                  Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(ag) Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)

10(ah) Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)

10(ai) Interest Rate Swap Agreement effective November 30, 2000 between Playtex Products, Inc., and Wells Fargo Bank, N.A. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10(aj) Interest Rate Swap Agreement effective December 4, 2000 between Playtex Products, Inc., and Toronto Dominion (New
                  York), Inc. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

*12(a)            Statement re-computation of ratios.

*21(a)            Subsidiaries of Playtex.

*23               Consent of KPMG LLP.

----------

Exhibits marked with an " * " are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(e) through and including 10(n) could be considered compensatory plans or in some manner benefit certain employees.