Form 10-Q
period 2002-03-30
PLAYTEX PRODUCTS INC
filed 2002-05-14
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 30, 2002

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

Yes /X/    No / /

         At May 09, 2002 61,106,792 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.




================================================================================

                              PLAYTEX PRODUCTS, INC

                                      INDEX


                                                                                                            PAGE

                                           PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements....................................................   3 - 16

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   17 - 25


                                            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings..............................................................................     26

Item 6.      Exhibits and Reports on Form 8-K:

             (a) Exhibits...................................................................................     26

             (b) Reports on Form 8-K........................................................................     26

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk......................................     26

             Signatures.....................................................................................     27

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                        MARCH 30,       DECEMBER 29,
                                                                          2002              2001
                                                                       -----------      -----------
                                 ASSETS                                (Unaudited)
Current assets:
     Cash ........................................................     $    28,804      $    34,006
     Receivables, less allowance for doubtful accounts ...........          29,684           32,491
     Retained interest in receivables ............................          74,965           51,238
     Inventories .................................................          87,270           82,193
     Deferred income taxes .......................................          12,104           12,097
     Other current assets ........................................           3,955            6,793
                                                                       -----------      -----------
         Total current assets ....................................         236,782          218,818
Net property, plant and equipment ................................         119,955          124,761
Intangible assets, net
     Goodwill ....................................................         494,187          494,187
     Trademarks, patents and other ...............................         139,726          159,516
Deferred financing costs .........................................          17,343           17,931
Due from related party ...........................................          80,017           80,017
Other noncurrent assets ..........................................           9,892            9,942
                                                                       -----------      -----------
         Total assets ............................................     $ 1,097,902      $ 1,105,172
                                                                       ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................     $    39,341      $    43,603
     Accrued expenses ............................................          66,129           65,376
     Income taxes payable ........................................          11,154            2,059
                                                                       -----------      -----------
         Total current liabilities ...............................         116,624          111,038
Long-term debt ...................................................         876,800          888,800
Due to related party .............................................          78,386           78,386
Other noncurrent liabilities .....................................          13,475           13,146
Deferred income taxes ............................................          40,847           58,372
                                                                       -----------      -----------
         Total liabilities .......................................       1,126,132        1,149,742
                                                                       -----------      -----------
Stockholders' equity:
     Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,061,165 shares at March 30, 2002 and 61,044,199
       shares at December 29, 2001 ...............................             610              610
     Additional paid-in capital ..................................         524,500          524,384
     Retained earnings (deficit) .................................        (549,558)        (565,675)
     Accumulated other comprehensive earnings ....................          (3,782)          (3,889)
                                                                       -----------      -----------
         Total stockholders' equity ..............................         (28,230)         (44,570)
                                                                       -----------      -----------
         Total liabilities and stockholders' equity ..............     $ 1,097,902      $ 1,105,172
                                                                       ===========      ===========


   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited, in thousands, except per share data)

                                                                                      THREE MONTHS ENDED
                                                                                   ------------------------
                                                                                   MARCH 30,       MARCH 31,
                                                                                     2002            2001
                                                                                   ---------      ---------
Net sales ....................................................................     $ 196,751      $ 199,616
Cost of sales ................................................................        85,711         88,903
                                                                                   ---------      ---------
    Gross profit .............................................................       111,040        110,713

Operating expenses:
    Selling, general and administrative ......................................        63,734         61,814
    Restructuring and asset impairment .......................................         7,599             --
    Amortization of intangibles ..............................................           226          5,515
                                                                                   ---------      ---------
        Total operating expenses .............................................        71,559         67,329

           Operating earnings ................................................        39,481         43,384

Interest expense including related party interest expense
    of $3,037 for both periods presented, net of related party
    interest income of $3,001 for both periods presented .....................        16,106         21,103
Other expense ................................................................           890             --
                                                                                   ---------      ---------

           Earnings before income taxes and cumulative effect
                of change in accounting principles ...........................        22,485         22,281

Income tax (benefit) expense .................................................        (6,055)         9,437
                                                                                   ---------      ---------

           Earnings before cumulative effect of change
                in accounting principles .....................................        28,540         12,844
                                                                                   ---------      ---------

Cumulative effect of change in accounting principle, net of $7,141 tax benefit       (12,423)            --
                                                                                   ---------      ---------

           Net earnings ......................................................     $  16,117      $  12,844
                                                                                   =========      =========

Earnings per share--Basic:
     Earnings before cumulative effect of change in accounting principles ....     $    0.47      $    0.21
     Cumulative effect of change in accounting principles ....................         (0.20)            --
                                                                                   ---------      ---------
     Earnings per share--Basic ...............................................     $    0.26      $    0.21
                                                                                   =========      =========

Earnings per share--Diluted:
     Earnings before cumulative effect of change in accounting principles ....     $    0.45      $    0.21
     Cumulative effect of change in accounting principles ....................         (0.20)            --
                                                                                   ---------      ---------
     Earnings per share--Diluted .............................................     $    0.26      $    0.21
                                                                                   =========      =========

Weighted average shares outstanding:
    Basic ....................................................................        61,049         60,971
                                                                                   =========      =========
    Diluted ..................................................................        63,849         63,663
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


                                                                                                ACCUMULATED
                                          COMMON                     ADDITIONAL    RETAINED        OTHER
                                          SHARES         COMMON       PAID-IN      EARNINGS    COMPREHENSIVE
                                        OUTSTANDING       STOCK       CAPITAL      (DEFICIT)      EARNINGS         TOTAL
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balance, December 29, 2001 .........        61,044     $     610     $ 524,384     $(565,675)     $  (3,889)     $ (44,570)

Net earnings .......................            --            --            --        16,117             --         16,117
Other comprehensive earnings .......            --            --            --            --            107            107
                                                                                                                 ---------
      Comprehensive earnings .......                                                                                16,224
Stock issued to employees exercising
   stock options ...................            17            --           116            --             --            116
                                         ---------     ---------     ---------     ---------      ---------      ---------
      Balance, March 30, 2002 ......        61,061     $     610     $ 524,500     $(549,558)     $  (3,782)       (28,230)
                                         =========     =========     =========     =========      =========      =========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                            THREE MONTHS ENDED
                                                                          ----------------------
                                                                          MARCH 30,     MARCH 31,
                                                                            2002          2001
                                                                          --------      --------
Cash flows from operations:
    Net earnings ....................................................     $ 16,117      $ 12,844
    Non-cash items included in earnings:
       Asset impairment charge ......................................        4,222            --
       Cumulative effect of change in accounting principle ..........       12,423            --
       Depreciation .................................................        3,495         3,111
       Amortization of deferred financing costs .....................          588         1,016
       Amortization of intangibles ..................................          226         5,515
       Deferred income taxes ........................................      (10,388)        4,193
       Other, net ...................................................          567          (410)
    Net increase in working capital accounts ........................      (17,594)      (35,090)
                                                                          --------      --------

           Net cash flows from (used for) operations ................        9,656        (8,821)

Cash flows used for investing activities:
    Purchases of property, plant and equipment ......................       (2,974)       (5,151)
    Purchase of patent rights .......................................           --          (500)
                                                                          --------      --------

           Net cash flows used for investing activities .............       (2,974)       (5,651)

Cash flows (used for) provided by financing activities:
    Net  (repayments) borrowings under credit facilities ............      (12,000)       21,800
    Long-term debt repayments .......................................           --        (9,344)
    Issuance of shares of common stock ..............................          116            --
                                                                          --------      --------

           Net cash flows (used for) provided by financing activities      (11,884)       12,456

Decrease in cash ....................................................       (5,202)       (2,016)
Cash at beginning of period .........................................       34,006        10,282
                                                                          --------      --------

Cash at end of period ...............................................     $ 28,804         8,266
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the periods for:
      Interest ......................................................     $  8,171      $ 16,116
      Income taxes, net of refunds ..................................     $ (4,761)     $  1,184



   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

         The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three month period ended March 30, 2002 are not necessarily indicative of the results that you may expect for the full year. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

         We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2001. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. If you do not have a copy of our Annual Report on Form 10-K you can obtain one by contacting our Investor Relations department at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April of 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." We adopted the requirements of these Issues effective December 30, 2001, the start of our fiscal year 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of these issues, we reclassified certain previously reported advertising and promotion expenses to offset net sales for the three months ended March 31, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and advertising and promotion expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share.

         Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. As such, we stopped the amortization of goodwill on December 29, 2001. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

         In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment and based on our preliminary determinations we do not believe any of our goodwill is impaired, at December 30, 2001. We expect to complete the transitional impairment testing during the second quarter of fiscal 2002. We will perform additional testing for impairment of our goodwill, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment.

         In addition, we reassessed the useful lives of our identifiable intangible assets and determined that our trademarks have indefinite lives. As required by SFAS No. 142, we stopped the amortization of our trademarks on December 29, 2001. We will continue to amortize our patents, which are identifiable intangible assets with definite useful lives. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principles, of $19.6 million ($12.4 million or $0.20 per share, net of tax) in the first quarter of 2002. This charge was to reduce the trademark carrying value of certain non-core brands, primarily CHUBS and DIAPARENE, to their estimated fair value. We will test the carrying value of trademarks for impairment at least annually and more frequently if events or circumstances indicate a likelihood of impairment. Patents will continue to be tested for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Had we accounted for goodwill and other intangible assets under SFAS No. 142 for all periods presented, our net earnings and earnings per share would have been as follows for the three months ended March 31, 2001 (unaudited, in thousands except per share amounts):

Net earnings:
     Reported net earnings ...........................................     $   12,844
     Add back goodwill and trademark amortization expense, net of tax           4,320
                                                                           ----------
         Adjusted net earnings .......................................     $   17,164
                                                                           ==========

Earnings per share--Basic and Diluted:
     Reported earnings ...............................................     $     0.21
     Impact of goodwill and trademark amortization expense, net of tax           0.07
                                                                           ----------
         Adjusted earnings per share--Basic and Diluted ..............     $     0.28
                                                                           ==========

3.   IMPACT OF NEW TAX REGULATIONS

         On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc., during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care Inc., to offset capital gains during the statutory five-year carry forward period. We anticipate utilizing $40.0 million of the capital loss to off set a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million, or $.23 per diluted share, in the three month period ended March 30, 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance as we do not currently expect to realize it. We expect our effective tax rate, for the remaining three quarters of fiscal 2002, to be approximately 37% of earnings before income taxes and cumulative effect of change in accounting principles.

4.   RESTRUCTURING AND IMPAIRMENT COSTS

         In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $.08 per diluted share, as a result of our decision to close our Watervliet, New York plastic molding facility. The Watervliet facility manufactures component parts primarily for our infant feeding category and employs approximately 160 people. Severance and other exit costs related to the termination of employees approximate $3.4 million and are included as a component of accrued expenses and the write-off of assets associated with the closure of the facility is approximately $4.2 million and is accounted as reserves against our fixed asset accounts. We have not incurred any cash expenses related to severance and other exit costs as of March 30, 2002. The net cash outflow associated with this plant closing will be approximately $1.5 million.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   COMPREHENSIVE EARNINGS

         For the three months ended March 30, 2002 foreign currency translation adjustment was the only reconciling item between net earnings and comprehensive earnings. For the three months ended March 31, 2001, foreign currency translation adjustment and the unrealized loss on our interest rate hedging instruments were the only reconciling items between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):


                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                        MARCH 30,      MARCH 31,
                                                          2002           2001
                                                        --------       --------
 Net earnings ...................................       $ 16,117       $ 12,844
 Unrealized loss on hedging instruments(1) ......             --         (4,872)
 Foreign currency translation adjustment ........            107           (562)
                                                        --------       --------
     Comprehensive earnings .....................       $ 16,224       $  7,410
                                                        ========       ========

-----------
(1) In connection with our refinancing transaction, on May 22, 2001, our interest rate swap agreements related to our prior credit facility were cancelled by the counterparty.

6.   BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are as follows (in thousands):


                                                     MARCH 30,         DECEMBER 29,
                                                       2002                2001
                                                     -------             -------
                                                   (Unaudited)

Cash ...................................             $ 16,289            $ 27,103
Cash--lock box (1) .....................               12,515               6,903
                                                     --------            --------
      Net ..............................             $ 28,804            $ 34,006
                                                     ========            ========

-----------

(1) Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 8).

Receivables ..................................       $ 32,562            $ 33,767
Less allowance for doubtful accounts .........         (2,878)             (1,276)
                                                     --------            --------
      Net ....................................       $ 29,684            $ 32,491
                                                     ========            ========

Inventories:
    Raw materials ............................       $ 18,555            $ 23,715
    Work in process ..........................          4,009               1,934
    Finished goods ...........................         64,706              56,544
                                                     --------            --------
      Total ..................................       $ 87,270            $ 82,193
                                                     ========            ========

Net property, plant and equipment:
    Land .....................................       $  1,894            $  2,376
    Buildings ................................         40,538              41,047
    Machinery and equipment ..................        185,956             186,557
                                                     --------            --------
                                                      228,388             229,980
    Less accumulated depreciation ............       (108,433)           (105,219)
                                                     --------            --------
      Net ....................................       $119,955            $124,761
                                                     ========            ========

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   BALANCE SHEET COMPONENTS (CONTINUED)


                                                        MARCH 30,      DECEMBER 29,
                                                          2002             2001
                                                         -------         -------
                                                       (Unaudited)
Accrued expenses:
    Advertising and sales promotion ............         $17,902         $20,687
    Employee compensation and benefits .........           6,602          14,743
    Interest ...................................          13,745           6,398
    Insurance ..................................           2,185           3,238
    Restructuring charge .......................           3,377              --
    Other ......................................          22,318          20,310
                                                         -------         -------
      Total ....................................         $66,129         $65,376
                                                         =======         =======

7.   LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                          MARCH 30,    DECEMBER 29,
                                                            2002          2001
                                                          --------      --------
                                                        (Unaudited)

Variable rate indebtedness:
    '07-Term A Loan ................................      $ 76,000      $ 76,000
    '09-Term B Loan ................................       395,800       395,800
    Revolving Credit Facility ......................         5,000        17,000


Fixed rate indebtedness:
    9 3/8% Senior Subordinated Notes due 2011 ......       350,000       350,000
    6% Convertible Subordinated Notes due 2004 .....        50,000        50,000
                                                          --------      --------
                                                           876,800       888,800

    Less current maturities ........................            --            --
                                                          --------      --------
       Total long-term debt ........................      $876,800       888,800
                                                          ========      ========


         On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

         o $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes").

         o A new senior secured credit facility (the "Senior Secured Credit Facility") consisting of:

             - a new six-year $100.0 million term A loan facility (the "'07-Term
               A Loan"),
             - a new eight-year $400.0 million term B loan facility (the
               "'09-Term B Loan"), and
             - a new six-year $125.0 million revolving credit facility (the
               "Revolving Credit Facility").

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

         The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our outstanding indebtedness, except for the Convertible Notes. The result of these transactions enabled us to significantly extend our near term principal debt repayment obligations.

         Our indebtedness at March 30, 2002 consists of $400.0 million in fixed rate debt and $476.8 million of variable rate debt. Our fixed rate debt consists of the 9 3/8% Notes and the Convertible Notes and our variable rate debt consists of the amounts borrowed under the '07-Term A Loan, '09-Term B Loan, and the Revolving Credit Facility.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG-TERM DEBT (CONTINUED)

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

         Loans made under the Revolving Credit Facility will mature on May 22, 2007. At March 30, 2002, we had $117.8 million of unused borrowings available to us under the Revolving Credit Facility.

         We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At March 30, 2002, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at March 30, 2002, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis.

         The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

         o Our weighted average variable interest rate was 5.17% for the three months ended March 30, 2002 compared to 7.89% for the three months ended March 31, 2001.

         o At March 30, 2002, our variable interest rate was 5.14% compared to 7.32% at March 31, 2001.

         The provisions of the credit agreement for our Senior Secured Credit Facility (the "Credit Agreement") require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

         o    indebtedness and liens,                      o    certain dividends and other distributions,

         o    major acquisitions or mergers,               o    the application of excess cash flow, and

         o    capital expenditures and asset sales,        o    prepayment and modification of all indebtedness or
                                                                  equity capitalization.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG-TERM DEBT (CONTINUED)

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

We do not have any debt obligations due prior to fiscal 2004. However at the end of this fiscal year and each subsequent fiscal year, we may be required to make mandatory principal repayments on the '07-Term A Loan and '09-Term B Loan per the excess cash flow calculation as defined in our Credit Agreement.

8.   RECEIVABLES FACILITY

         On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, special purpose bankruptcy remote subsidiary of ours; Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

         We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded. Playtex A/R LLC shares credit risk with the Conduit as the undivided fractional interest in the receivables are sold without recourse. We believe, however, that Playtex A/R LLC has most of the credit risk associated with customers that do not pay, as the Conduit has preferential treatment with regard to cash settlement procedures and other conditions that limit their credit exposure. Our retained interest in receivables will be negatively impacted if Playtex A/R LLC writes-off any receivable balances as uncollectible. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Senior Secured Credit Facility.

         At March 30, 2002, Playtex A/R LLC had approximately $150.0 million of receivables, of which $75.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2002, we sold in aggregate approximately $206.0 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $164.0 million of cash.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   RECEIVABLES FACILITY (CONTINUED)

         We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.9 million in the three month period ended March 30, 2002, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

         We account for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from our balance sheet. Playtex A/R LLC pays fees on the value of the undivided interest of the receivables sold to the conduit equal to the 30 day LIBOR rate, which is reset weekly. In addition, Playtex A/R LLC pays a 0.25% per annum fee on the utilized portion of the Receivables Facility and a 0.45% per annum liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our Retained Interest in Receivables approximates the fair value.

         Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit for up to three years upon satisfaction of certain conditions. The Receivables Facility may be terminated prior to its term in the event of:

         o   nonpayment of fees or                                         o   bankruptcy events,
              other amounts when due,                                      o   material judgments,
         o   violation of covenants,                                       o   defaults under the Receivables Facility,
         o   failure of any representation or warranty to                  o   a servicing default, and
               be true in all material respects when made,                 o   a downgrade in the Senior Secured Credit
                                                                                  Facility to less than B- by S&P and less
                                                                                  than B3 by Moody's.

9.   BUSINESS SEGMENTS

         We are organized in three divisions:

         Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:


         Infant Feeding Products                                            Other Infant Care Products
         -----------------------                                            --------------------------
         o    PLAYTEX disposable nurser system                              o   DIAPER GENIE diaper disposal system
         o    PLAYTEX cups and mealtime products                            o   WET ONES hand and face towelettes
         o    PLAYTEX reusable hard bottles                                 o   BABY MAGIC infant toiletries
         o    PLAYTEX pacifiers                                             o   BABY MAGIC baby wipes, and
                                                                            o   MR. BUBBLE children's bubble bath

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

9.   BUSINESS SEGMENTS (CONTINUED)

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


         Sun Care                                                      Household Products
         --------                                                      ------------------

         o   BANANA BOAT                                               o   PLAYTEX gloves
                                                                       o   WOOLITE rug and upholstery cleaning products

         Personal Grooming
         -----------------

         o   OGILVIE home permanent products                           o   DENTAX oral care products
         o   BINACA breath freshener products                          o   TEK toothbrushes
         o   TUSSY deodorants                                          o   DOROTHY GRAY skin care products, and
                                                                       o   BETTER OFF depilatories

         Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

         o   Sales to specialty classes of trade in                    o   export sales
                the United States including: warehouse                 o   sales in Puerto Rico
                clubs, military, convenience stores,                   o   results from our Canadian and Australian
                specialty stores, and telemarketing                          subsidiaries, and
                                                                       o   sales of private label tampons

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   BUSINESS SEGMENTS (CONTINUED)

         The results of our divisions for the three months ended March 30, 2002 and March 31, 2001 are as follows (dollars in thousands):


                                                                       THREE MONTHS ENDED
                                                       ------------------------------------------------
                                                           MARCH 30, 2002           MARCH 31, 2001(1)
                                                       ---------------------      ---------------------
                                                          NET         PRODUCT       NET         PRODUCT
                                                         SALES        CONTRIB.     SALES        CONTRIB.
                                                       --------     --------      --------     --------
Personal Products ................................     $103,462     $ 49,425      $105,119     $ 43,889
Consumer Products ................................       58,529       20,614        62,094       27,159
International and Other ..........................       34,760       16,431        32,403       14,978
Unallocated Charges (2) ..........................           --         (131)           --         (353)
                                                       --------     --------      --------     --------
    Total Consolidated ...........................     $196,751       86,339      $199,616       85,673
                                                       ========                   ========
RECONCILIATION TO OPERATING EARNINGS:
-------------------------------------
Selling, distribution, research and administrative                    39,033                     36,774
Restructuring and asset impairment ...............                     7,599                         --
Amortization of intangibles ......................                       226                      5,515
                                                                    --------                   --------
    Operating earnings ...........................                  $ 39,481                   $ 43,384
                                                                    ========                   ========

-----------

(1) To conform with our current year presentation, we reclassified certain previously reported advertising and promotion expenses to offset net sales (see Note 2) and certain costs from product contribution to selling, distribution, research and administrative.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  EARNINGS PER SHARE

         The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three months ended March 30, 2002 and March 31, 2001 (unaudited, in thousands, except per share amounts):


                                                                               THREE MONTHS ENDED
                                                                              -------------------
                                                                             MARCH 30,    MARCH 31,
                                                                               2002         2001
                                                                              -------     -------
 Numerator:
     Earnings before cumulative effect of change in
         accounting principles--as reported .............................     $28,540     $12,844
     Adjustment for interest on Convertible Note ........................         473         473
                                                                              -------     -------
     Earnings before cumulative effect of change in
         accounting principles--as adjusted .............................     $29,013     $13,317
                                                                              =======     =======

     Net earnings--as reported ..........................................     $16,117     $12,844
     Adjustment for interest on Convertible Note ........................         473         473
                                                                              -------     -------
     Net earnings--as adjusted ..........................................     $16,590     $13,317
                                                                              =======     =======

  Denominator:
     Weighted average shares outstanding--as reported ...................      61,049      60,971
     Adjustment for dilutive effect of employee stock options ...........         189          81
     Adjustment for dilutive effect of Convertible Notes ................       2,611       2,611
                                                                              -------     -------
     Weighted average shares outstanding--as adjusted ...................      63,849      63,663
                                                                              =======     =======

  Earnings per share--Basic:
     Earnings before cumulative effect of change in accounting principles     $   .47     $   .21
     Net Earnings .......................................................     $   .26     $   .21

  Earnings per share--Diluted:
     Earnings before cumulative effect of change in accounting principles     $   .45     $   .21
     Net Earnings .......................................................     $   .26     $   .21

         Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted securities include stock options granted to our employees and shares that may be exchanged for the Convertible Notes, if determined to be dilutive. Diluted EPS is computed by dividing net earnings, adjusted by the if - converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

11   CONTINGENT LIABILITIES

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

         o the condensed financial statements and notes included in this report and
         o audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 29, 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in
Item I. of our Annual Report on Form 10-K for the year ended December 29, 2001, and:

         o   price and product changes,                                o   impact of weather conditions, especially
         o   promotional activity by competitors,                            on Sun Care product sales,
         o   the loss or bankruptcy of a significant customer,         o   our level of debt,
         o   capacity limitations,                                     o   interest rate fluctuations,
         o   the difficulties of integrating acquisitions,             o   future cash flows,
         o   raw material and manufacturing costs,                     o   dependence on key employees, and
         o   adverse publicity and product liability claims,           o   highly competitive nature of consumer products
                                                                             business.

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

ITEMS AFFECTING COMPARABILITY

         Our results for the first quarter of 2002 are for the 13-week period ended March 30, 2002 and our results for the first quarter of 2001 are for the 13-week period ended March 31, 2001. All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. The market share data provided in this Quarterly Report on Form 10-Q does not include scanner/consumption data from Wal-Mart Stores, Inc. ("Wal-Mart"), as they ceased providing this information to third parties. All prior period market share data has been revised to reflect the elimination of data from Wal-Mart. There were no meaningful changes in market share trends or comparatives from the elimination of Wal-Mart data, when compared to prior dollar market share data provided by ACNielsen Company.

         Effective December 30, 2001, the start of our fiscal year 2002, we adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives." and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." As a result of the adoption of EITF's 00-14 and 00-25, we reclassified certain previously reported advertising and promotion expenses to offset net sales for the three months ended March 31, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and advertising and promotion expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share (see Note 2).

         We also adopted, on December 30, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that are determined to have indefinite lives. This change favorably affected our reported net income in the first quarter of 2002 by $4.3 million, or $.07 per diluted share. Also in connection with the new requirements set forth in SFAS 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment of $12.4 million as a cumulative effect of change in accounting principles in the first quarter of 2002 (see Note 2). The adoption of SFAS 141 had no impact on us.

         On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to off set a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million in the three month period ended March 30, 2002 (see Note 3).

         We also reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO
   THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED NET SALES--Our consolidated net sales decreased $2.9 million, or 1%, to $196.8 million in the first quarter of 2002. Our comparative first quarter results were negatively impacted by competitive activities in most of our categories, and in particular in Infant Care throughout fiscal 2001 and into the first quarter of 2002. On a worldwide basis, net sales in Feminine Care and Sun Care were strong in the first quarter of 2002, up 7% and 6%, respectively versus the comparable quarter in 2001. Infant Care net sales were down 9% versus the first quarter of 2001, due to competitive activities. We have a number of new products in the Infant Care segment, which we believe should begin to improve net sales comparatives for the rest of 2002.

         PERSONAL PRODUCTS DIVISION--Net sales decreased $1.7 million, or 2%, to $103.5 million in the first quarter of 2002.

                      Net sales of INFANT CARE products decreased $5.4 million,
              or 9%, to $55.8 million in the first quarter of 2002. The sales decline was primarily the result of the highly competitive environment we experienced throughout fiscal 2001 and into the first quarter of 2002, primarily in our Infant Feeding and Baby Toiletries businesses. We continue to defend our market share positions with new products supported with targeted advertising and promotional activity.

                           In INFANT FEEDING, our dollar market share decreased
                  3.0 percentage points in the first quarter of 2002, to 36.7%, from 39.7% in the first quarter of 2001. The dollar market share decline was primarily the result of increased competitive activity in our Cups business and category weakness in disposables.

                               In CUPS, our dollar market share decreased 4.5
                      percentage points in the first quarter of 2002, to 49.9%, from 54.4% in the first quarter of 2001. The cups category, based on total dollar volume of cups purchased by consumers, decreased 0.9% in the first quarter of 2002 and our retail consumption decreased 9.0%. The decrease in our market share and retail consumption reflects the very competitive price promotion activity in the category and new products introduced by competitors. We started shipping a new cup, the PLAYTEX INSULATOR, broadly in mid-February, 2002. This innovative cup, which keeps the contents of the cup cooler and fresher longer than non-insulated cups, performed well where it has been on the shelf long enough to measure consumer interests. We will begin advertising the INSULATOR during the second quarter as we make consumers aware of this new innovation.

                               In DISPOSABLE FEEDING, our dollar market share
                      increased 1.2 percentage points in the first quarter of 2002, to 85.3%, from 84.1% in the first quarter of 2001. Retail consumption in the category declined 11.9% in the first quarter of 2002 consistent with recent category trends. We believe the category has declined in recent quarters due to the price differential between disposable feeding and hard bottles in a more difficult economic environment and innovative new products in the hard bottle segment, most notably our VENTAIRE product. As the market share leader we intend to initiate growth in the disposable feeding category. We have new packaging graphics and a new premium Nurser, which includes a formula stirring disk, in the market now. New advertising, which repositions our disposable nursing system as the best supplement to breast-feeding, will start during the second quarter.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


                               In REUSABLE HARD BOTTLES, our dollar market share
                      decreased 2.1 percentage points in the first quarter of 2002, to 15.3%, from 17.4% in the first quarter of 2001. Retail consumption in the category increased 3.1% in the first quarter of 2002 and our consumption declined 9.5%. We believe the category is benefiting from the current economic environment, as Reusable Hard Bottles are generally less costly than their disposable feeding counterparts. Our results were weaker than the category as we discontinued certain products in favor of our VENTAIRE offering.

                               In PACIFIERS, our dollar market share increased
                      1.5 percentage points in the first quarter of 2002, to 8.7%, from 7.2% in the first quarter of 2001. Retail consumption in the category increased 4.9% in the first quarter of 2002 and our consumption increased 27.3%. We voluntarily recalled two of our latex pacifier products in 2000 and re-launched them in mid 2001. While distribution gains have been slow since our re-launch, it has grown over time and contributed to our market share gains versus the year ago quarter.

                           In DIAPER PAILS, our dollar market share increased
                  0.7 percentage points in the first quarter of 2002, to 94.1%, from 93.4% in the first quarter of 2001. Retail consumption in the category increased 7.5% in the first quarter of 2002 and our consumption increased 8.3%. Our results benefited from recent product improvements to our DIAPER GENIE diaper disposal unit and a new toddler film refill liner that we introduced during the first quarter of 2002, which should extend the usage period of the DIAPER GENIE unit.

                           In WET ONES (hands and face), our dollar market share
                  decreased 8.7 percentage points in the first quarter of 2002, to 52.7%, from 61.4% in the first quarter of 2001. Retail consumption in the category increased 30.0% in the first quarter of 2002 and our consumption increased 11.6%. There has been a steady influx of new competitors to the category since the beginning of 2000. The new competitors are making significant investments in advertising and promotion to generate trial of their product. This is negatively impacting our market share levels but favorably impacting our consumption levels as more consumers enter the hands and face segment. We believe the influx of new consumers to the category will be beneficial to us, despite lower market share. To capitalize on the recent consumer attention in this category, we expanded our offerings. We introduced ULTRA WET ONES early in 2001 and in mid-February of 2002, we started shipping WET ONES FLUSHABLES, a new product for use in the bathroom.

                           In INFANT TOILETRIES, our dollar market share
                  decreased 1.3 percentage points in the first quarter of 2002, to 8.4%, from 9.7% in the first quarter of 2001. Retail consumption in the category increased 0.2% in the first quarter of 2002 and our consumption decreased 13.5%. This market share decline was the result of new products introduced by the market share leader in fiscal 2001. We introduced a number of new products in the fourth quarter of 2001, including a foaming hair and body wash and foaming shampoo. In addition, we revised our packaging graphics and product-dispensing applications in order to enhance consumer awareness and improve ease of use. We believe we have begun to turn around the market share declines in the infant toiletries category. Our market share and retail consumption has increased compared to the third and fourth quarters of 2001. In an effort to continue this momentum, we are introducing a new BABY MAGIC milk bath line in the second quarter of 2002.

                           Our dollar market share for MR. BUBBLE (BATH
                  ADDITIVES) increased 0.9 percentage points in the first quarter of 2002, to 26.1%, from 25.2% in the first quarter of 2001. Retail consumption in the category decreased 0.6% in the first quarter of 2002 and our consumption increased 2.9%. This is a continuation of the market share improvements for this product in recent quarters.

                      Net sales of FEMININE CARE products increased $3.8
              million, or 9%, to $47.7 million in the first quarter of 2002. Our dollar market share increased 0.8 percentage points in the first quarter of 2002, to 30.4%,

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


              from 29.6% in the first quarter of 2001. Our retail consumption grew 3.3% while the category grew 0.4%. Our Feminine Care business remains strong as evidenced by our market share and consumption growth. This is the result of proven product quality and well executed marketing programs. During the first quarter of 2001, the category experienced an increase in price promotional activity, which has since subsided. We believe the category is not impacted materially by price promotional activity over time due to the consumer loyalty historically found in this category.

         CONSUMER PRODUCTS DIVISION-- Net sales decreased $3.6 million, or 6%, to $58.5 million in the first quarter of 2002.

                      Net sales of SUN CARE products decreased $0.2 million, to
               $42.0 million in the first quarter of 2002. Our dollar market share of the Sun Care category increased 1.6 percentage points in the first quarter of 2002, to 19.0%, from 17.4% in the first quarter of 2001. Our retail consumption grew 11.7% while the category grew 2.4%. The first quarter is not a historically high consumption period for Sun Care products. Our new products for the 2002 season, especially VITASKIN and INDOOR TANNING, have favorably contributed to our early results. We are optimistic concerning our 2002 Sun Care season based on our early market share and consumption results.

                       Net sales of HOUSEHOLD PRODUCTS decreased $1.4 million,
               or 13%, to $9.0 million in the first quarter of 2002. The decrease was due to competitive activities in gloves and the initial volume impact from the introduction of WOOLITE Spot & Stain Wipes in the first quarter of 2001. In Gloves, our dollar market share decreased 2.9 percentage points in the first quarter of 2002, to 32.7%, from 35.6% in the first quarter of 2001. Retail consumption of our gloves products decreased 10.9%, while the category decreased 2.7%. The decreases in market share and consumption were due to competitive activities. We have new advertising starting in the second quarter, which will be the first for Gloves in several years. Our market share for the WOOLITE rug and upholstery cleaning business grew to 21.0% in the first quarter of 2002, an increase of 1.3 percentage points compared to the first quarter of 2001. Retail consumption of WOOLITE increased 11.4%, while the category increased 3.7%. Our net sales of WOOLITE were lower in the first quarter of 2002, despite the market share and consumption gains, as we had the initial volume impact from the introduction of WOOLITE Spot & Stain Wipes in the first quarter of 2001.

                      Net sales of PERSONAL GROOMING products decreased $2.0
               million, or 21%, to $7.6 million in the first quarter of 2002. Our largest Personal Grooming brand, OGILVIE increased its dollar market share to 70.9% of the home perms/straighteners category, which was a gain of 0.6 percentage points compared to the first quarter of 2001. Retail consumption of OGILVIE decreased 10.4%, slightly better than the 11.1% decline in the category. We have three new OGILVIE products that will reach the market in the second quarter as well as updated packaging across the OGILVIE line. The new products are a Body & Volume Booster, Defrizzer, and a Foam Perm, all new items geared to expand the franchise into styling type products and help the category grow. BINACA increased its dollar market share to 48.7% of the breath freshener (spray and drops) category, which was a gain of 1.7 percentage points compared to the first quarter of 2001. Retail consumption in the category declined 12.1% and our consumption declined 8.8%.

         INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $2.4 million, or 7%, to $34.8 million in the first quarter of 2002. The increase was due primarily to higher Sun Care net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 24% compared to the first quarter of 2001. We believe this growth was due primarily to the increased focus on these distribution channels.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit increased $0.3 million, to $111.0 million in the first quarter of 2002. As a percent of net sales, gross profit increased 0.9 percentage points, to 56.4% in the first quarter of 2002. The

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


increase in gross profit and gross profit as a percent of net sales was due primarily to the mix of products sold and favorable product cost.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution increased $0.7 million, or 1%, to $86.3 million in the first quarter of 2002. As a percent of net sales, product contribution increased 1.0 percentage point to 43.9% in the first quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher gross profit and slightly lower overall advertising and sales promotion expenses.

         PERSONAL PRODUCTS DIVISION--Product contribution increased $5.5 million, or 13%, to $49.4 million in the first quarter of 2002. As a percent of net sales, product contribution increased 6.0 percentage points to 47.8% in the first quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to product mix, favorable product cost, and lower advertising and sales promotion expenses.

         CONSUMER PRODUCTS DIVISION--Product contribution decreased $6.5 million, or 24%, to $20.6 million in the first quarter of 2002. As a percent of net sales, product contribution decreased 8.5 percentage points to 35.2% in the first quarter of 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses in our Sun Care, WOOLITE and BINACA businesses.

         INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $1.5 million, or 10%, to $16.4 million in the first quarter of 2002. As a percent of net sales, product contribution increased 1.1 percentage points to 47.3% in the first quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit offset, in part, by higher advertising and sales promotion expenses.

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings decreased $3.9 million, or 9%, to $39.5 million in the first quarter of 2002. The decrease in operating earnings was the result of our decision to close our plastic molding facility in Watervliet, New York. We incurred a one-time restructuring and asset impairment charge of $7.6 million, or $.08 per diluted share, related to the closure (see Note 4). Excluding the restructuring and asset impairment charge our operating earnings would have increased $3.7 million, or 8.5%, compared to the first quarter of 2001. Our operating earnings benefited from a reduction in intangible amortization expense of $5.3 million in the first quarter of 2002. This was the result of our implementation of SFAS 142 (see Note 2). Excluding the restructuring and asset impairment charge and assuming SFAS 142 was implemented on December 31, 2000, the start of our fiscal year 2001, our operating earnings would have decreased $1.6 million, or 3%, compared to the first quarter of 2001. This decrease is the result of lower net sales and higher selling, general and administrative costs offset, in part, by higher gross margins.

CONSOLIDATED INTEREST EXPENSE--Our consolidated interest expense decreased $5.0 million, or 24%, to $16.1 million in the first quarter of 2002. The decrease in interest expense was due to the combined impact of:

         o Lower average debt balances. Our average debt for the first quarter of 2002 was less than the comparable period by $67.3 million, or 7%, due primarily to the establishment of the Receivables Facility (see Note 8) and the prepayment of scheduled principal payments on our term A loan and our term B loan;
         o Lower interest rates when compared to the prior year. Our weighted average variable interest rate in the first quarter of 2002 was 5.17% compared to 7.89% in the first quarter of 2001; and
         o A change in our debt portfolio as a result of our May 2001 refinancing, resulting in a higher ratio of variable rate debt to fixed rate debt. At March 30, 2002, 54.4% of our indebtedness was at variable interest rates compared to 40.7% at March 31, 2001. This created additional savings due to the favorable short-term interest rate environment, as noted above, in the first quarter of 2002.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


CONSOLIDATED OTHER EXPENSES--Our consolidated other expenses were $0.9 million in the first quarter of 2002. During the second quarter of 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 7 and 8). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased substantially in the first quarter of 2002 compared to the first quarter of 2001. We recorded a tax benefit of $6.1 million in the first quarter of 2002 compared to a tax expense of $9.4 million for the first quarter of 2001. The tax benefit recorded in the first quarter of 2002 was the result of new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 3). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care Inc., which we sold during fiscal 1999. The impact of the new regulations resulted in a tax benefit of $14.3 million with a subsequent cash tax savings in 2003. We expect our effective tax rate, for the remaining three quarters of fiscal 2002, to be approximately 37% of earnings before income taxes and cumulative effect of change in accounting principles. This effective tax rate is below our historical average tax rate, as upon implementation of SFAS 142 we ceased the amortization of goodwill and intangible assets with indefinite lives (see
Note 2). A portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES-- In connection with the adoption of SFAS 142 (see Note 2), we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept as prescribed by SFAS 142. We recorded an after tax impairment charge of $12.4 million, or $.20 per diluted share, as a cumulative effect of change in accounting principles as a result of the new impairment testing methodology. The impairment related to certain trademarks acquired in our acquisition of Personal Care Holdings, Inc., which we acquired on January 28, 1998. We determined the fair values of all of our trademarks at December 29, 2001 and compared them with their carrying values. The trademarks impact by this write-off included our non-core brands of: CHUBS, DIAPARENE, TUSSY, DOROTHY GRAY, and BETTER OFF.

LIQUIDITY AND CAPITAL RESOURCES

         On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). We issued $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2011 (the "9 3/8% Notes"), entered into a new senior secured credit facility consisting of a new six-year $100.0 million term A loan facility (the "'07-Term A Loan"), a new eight-year $400.0 million term B loan facility (the "'09-Term B Loan"), and a new six-year $125.0 million revolving credit facility. In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a newly formed, wholly owned, special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The total amount available to us under the Receivables Facility is up to $100.0 million, depending on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility (see
Note 8). The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our prior credit agreement and costs associated with the Refinancing Transaction. In addition, we extinguished our 9% Notes and our 8 7/8% Notes.

         At March 30, 2002, our working capital (current assets net of current liabilities) increased $12.4 million to $120.2 million compared to $107.8 million at December 29, 2001.

     o Total current assets increased $18.0 million at March 30, 2002 compared to December 29, 2001. The increase was primarily the result of higher receivables (accounts receivables and retained interest in receivables) due to: (a) higher sales in the first quarter of 2002 versus the fourth quarter of 2001, (b) the impact of seasonal dating and (c) the level of Sun Care receivables. Inventories grew $5.1 million, to $87.3 million, at March 30, 2002. The growth in inventories was, in part, due to our inventory build related to our new product introductions. Cash balances

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


         decreased $5.2 million, to $28.8 million, at March 30, 2002 and all other current assets decreased by $2.8 million at March 30, 2002 compared to December 29, 2001.

     o Total current liabilities increased $5.6 million at March 30, 2002 compared to December 29, 2001. The increase was primarily the result of an increase of $9.1 million in our current income taxes payable. Accounts payables decreased $4.3 million primarily due to the Sun Care season inventory build in the fourth quarter of fiscal 2001 and the subsequent payment, which is made during the first quarter. Accrued expenses increased $0.8 million at March 30, 2002 and we have no current debt obligations in either of the comparable quarters.

         Capital expenditures for equipment and facility improvements were $3.0 million for the first quarter of 2002. These expenditures were used primarily to support new products, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2002 are expected to be in the range of $20.0 to $23.0 million, in line with recent full-year expenditure levels.

         At March 30, 2002, long-term debt (including current portion but excluding obligations due to related party) was $876.8 million compared to $888.8 million at December 29, 2001. We paid down $12.0 million on our Revolving Credit Facility during the first quarter of 2002. When we did the Refinancing Transaction in May 2001, we significantly reduced our near term principal debt repayment obligations. Since the Refinancing Transaction, we have prepaid $21.0 million of scheduled principal payments on the '07-Term A Loan and $3.5 million of scheduled principal payments on the '09-Term B Loan. Our fixed principal debt repayment obligations at March 30, 2002 are (excluding balances outstanding under the Revolving Credit Facility and due to related party):

         o    $67.7 million in 2004,                    o   $13.4 million in 2007,
         o    $24.4 million in 2005,                    o   $195.8 million in 2008, and
         o    $25.4 million in 2006,                    o   $545.1 million thereafter.

We do not have any debt obligations due prior to fiscal 2004. However, at the end of our fiscal 2002 year end, we may be required to make mandatory principal repayments in accordance with the excess cash flow calculation as defined in our credit agreement.

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

         The Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At March 30, 2002, we had $117.8 million available to borrow under the Revolving Credit Facility. At March 30, 2002, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $75.0 million.

         Terms of the new senior secured credit facility require us to meet certain financial tests and also include conditions or restrictions on:

         o    new indebtedness and liens,                              o   dividends and other distributions, and

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

         o    major acquisitions or mergers,                           o   the application of excess cash flow.
         o    capital expenditures and asset sales,

         The terms of the 9 3/8% Notes contain similar restrictions.

         We have made a number of acquisitions, in the past, and financed them by borrowing additional money, issuing a convertible note and shares of our Common Stock. We will continue to consider acquisitions of other companies or businesses that may require us to seek additional debt or equity financing. As we cannot assure you that such financing will be available to us, our ability to expand our operations through acquisitions may be restricted.

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

         o In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as noted above. Based on our fiscal 2001 Sun Care results, a 1 % change in our return rates would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

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

                             PLAYTEX PRODUCTS, INC.
                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 29, 2001.

         As of the end of April 2002, there were approximately 7 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:

         b.   Reports on Form 8-K

         On March 26, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to
Item 5, we announced our intent to close our Watervliet, New York plastic molding facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At March 30, 2002, our total indebtedness consisted of $400.0 million in fixed rate debt and $476.8 million in variable rate debt. We currently are not a party to any financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at March 30, 2002, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PLAYTEX PRODUCTS, INC.


DATE:           May 14, 2002                                 BY: /S/ MICHAEL R. GALLAGHER
         ---------------------------                             -------------------------------------------------
                                                                 Michael R. Gallagher
                                                                 CHIEF EXECUTIVE OFFICER
                                                                 (PRINCIPAL EXECUTIVE OFFICER)

DATE:           May 14, 2002                                 BY: /S/ GLENN A. FORBES
         ---------------------------                             -------------------------------------------------
                                                                 Glenn A. Forbes
                                                                 EXECUTIVE VICE PRESIDENT AND
                                                                 CHIEF FINANCIAL OFFICER
                                                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)