Form 10-Q
period 2002-06-29
PLAYTEX PRODUCTS INC
filed 2002-08-12
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2002

Commission File No. 1-12620

PLAYTEX PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0312772 (I.R.S. Employer Identification No.)

300 Nyala Farms Road
Westport, Connecticut 06880
(Address of principal executive offices)

Telephone number: (203) 341-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At August 9, 2002 61,211,522 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.
INDEX

		PAGE
	PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-30
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	31
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K:
	(a) Exhibits	32
	(b) Reports on Form 8-K	33
	Signatures	34

PLAYTEX PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2002	December 29, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$36,887	$34,006
Receivables, less allowance for doubtful accounts	35,277	32,491
Retained interest in receivables	63,914	51,238
Inventories	74,501	82,193
Deferred income taxes	12,104	12,097
Other current assets	2,760	6,793

Total current assets	225,443	218,818
Net property, plant and equipment	119,251	124,761
Intangible assets, net
Goodwill	494,187	494,187
Trademarks, patents and other	139,516	159,516
Deferred financing costs	14,432	17,931
Due from related party	80,017	80,017
Other noncurrent assets	10,019	9,942

Total assets	$1,082,865	$1,105,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,439	$43,603
Accrued expenses	70,677	65,376
Income taxes payable	7,474	2,059
Current maturities of long-term debt	4,500	—

Total current liabilities	107,090	111,038
Long-term debt	845,500	888,800
Due to related party	78,386	78,386
Other noncurrent liabilities	13,701	13,146
Deferred income taxes	47,689	58,372

Total liabilities	1,092,366	1,149,742

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,209,272 shares at June 29, 2002 and 61,044,199 shares at December 29, 2001	612	610
Additional paid-in capital	525,967	524,384
Retained earnings (deficit)	(532,820)	(565,675)
Accumulated other comprehensive earnings	(3,260)	(3,889)

Total stockholders' equity	(9,501)	(44,570)

Total liabilities and stockholders' equity	$1,082,865	$1,105,172

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands except per share data)

	Three Months Ended
	June 29, 2002	June 30, 2001
Net sales	$201,552	$198,444
Cost of sales	87,711	87,854

Gross profit	113,841	110,590
Operating expenses:
Selling, general and administrative	65,149	62,814
Amortization of intangibles	225	5,515

Total operating expenses	65,374	68,329
Operating earnings	48,467	42,261
Interest expense, net of interest income, including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for both periods presented	15,248	20,152
Other expenses	681	1,077

Earnings before income taxes and extraordinary loss	32,538	21,032
Income taxes	12,065	8,903

Earnings before extraordinary loss	20,473	12,129

Extraordinary loss on early extinguishments of debt, net of $2,147 tax benefit in 2002 and $12,829 tax benefit in 2001	(3,735)	(19,336)

Net earnings (loss)	$16,738	$(7,207)

Earnings per share—Basic:
Earnings before extraordinary loss	$0.33	$0.20
Extraordinary loss	(0.06)	(0.32)

Earnings (loss) per share—Basic	$0.27	$(0.12)

Earnings per share—Diluted:
Earnings before extraordinary loss	$0.32	$0.20
Extraordinary loss	(0.06)	(0.30)

Earnings (loss) per share—Diluted	$0.27	$(0.11)

Weighted average shares outstanding:
Basic	61,118	60,989

Diluted	64,562	63,710

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands except per share data)

	Six Months Ended
	June 29, 2002	June 30, 2001
Net sales	$398,303	$398,060
Cost of sales	173,422	176,757

Gross profit	224,881	221,303
Operating expenses:
Selling, general and administrative	128,883	124,628
Restructuring and asset impairment	7,599	—
Amortization of intangibles	451	11,030

Total operating expenses	136,933	135,658
Operating earnings	87,948	85,645
Interest expense, net of interest income, including related party interest expense of $6,075 for both periods presented, net of related party interest income of $6,001 for both periods presented	31,354	41,255
Other expenses	1,571	1,077

Earnings before income taxes, extraordinary loss and change in accounting principles	55,023	43,313
Income taxes	6,010	18,340

Earnings before extraordinary loss and change in accounting principles	49,013	24,973

Extraordinary loss on early extinguishments of debt, net of $2,147 tax benefit in 2002 and $12,829 tax benefit in 2001	(3,735)	(19,336)

Earnings before change in accounting principles	45,278	5,637

Cumulative effect of change in accounting principles, net of $7,141 tax benefit	(12,423)	—

Net earnings	$32,855	$5,637

Earnings per share—Basic:
Earnings before extraordinary loss and cumulative effect of change in accounting principles	$0.80	$0.41
Extraordinary loss	(0.06)	(0.32)
Cumulative effect of change in accounting principles	(0.20)	—

Earnings per share—Basic	$0.54	$0.09

Earnings per share—Diluted:
Earnings before extraordinary loss and cumulative effect of change in accounting principles	$0.78	$0.41
Extraordinary loss	(0.06)	(0.30)
Cumulative effect of change in accounting principles	(0.19)	—

Earnings per share—Diluted	$0.53	$0.10

Weighted average shares outstanding:
Basic	61,084	60,980

Diluted	64,206	63,687

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS
(Unaudited, in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings	Total
Balance, December 29, 2001	61,044	$610	$524,384	$(565,675)	$(3,889)	$(44,570)
Net earnings	—	—	—	32,855	—	32,855
Foreign currency translation adjustment	—	—	—	—	629	629

Comprehensive earnings						33,484
Stock issued to employees exercising stock options	165	2	1,583	—	—	1,585

Balance, June 29, 2002	61,209	$612	$525,967	$(532,820)	$(3,260)	$(9,501)

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operations:
Net earnings	$32,855	$5,637
Non-cash items included in earnings:
Cumulative effect of change in accounting principles, net of tax benefit	12,423	—
Asset impairment charge	4,222	—
Extraordinary loss on early extinguishment of debt, net of tax benefits	3,735	19,336
Depreciation	7,024	6,310
Amortization of deferred financing costs	1,140	1,823
Amortization of intangibles	451	11,030
Deferred income taxes	(3,530)	7,072
Other, net	1,265	(292)
Net (increase) decrease in working capital accounts	(10,183)	53,472

Net cash flows from operations	49,402	104,388
Cash flows used for investing activities:
Purchases of property, plant and equipment	(5,784)	(11,455)
Businesses and intangible assets acquired, net	—	(500)

Net cash flows used for investing activities	(5,784)	(11,955)
Cash flows (used for) provided by financing activities:
Long-term debt borrowings	450,000	850,000
Long-term debt repayments	(471,800)	(881,563)
Net repayments under credit facilities	(17,000)	—
Payment of financing costs	(3,522)	(19,500)
Payment of debt extinguishment fees and related expenses	—	(21,177)
Issuance of shares of common stock	1,585	384

Net cash flows used for financing activities	(40,737)	(71,856)
Increase in cash	2,881	20,577
Cash at beginning of period	34,006	10,282

Cash at end of period	$36,887	$30,859

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$30,874	$41,342
Income taxes, net of refunds	$1,979	$7,503

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

        The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and six month periods ended June 29, 2002 are not necessarily indicative of the results that you may expect for the full year. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

        We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2001. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the Form 10-K. If you do not have a copy of our Annual Report on Form 10-K, you can obtain one by contacting our Investor Relations department at (203) 341-4000 or view it on-line at the SEC's web site WWW.SEC.GOV.

2.    Impact of New Accounting Pronouncements

        In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." We adopted the requirements of these Issues effective December 30, 2001, the start of our fiscal year 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of these issues, we reclassified certain previously reported selling, general and administrative expenses to offset net sales for the three and six month periods ended June 30, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share.

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

        In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment and determined that none of our goodwill is impaired. We will perform additional testing for impairment of our goodwill, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment.

        In addition, we reassessed the useful lives of our identifiable intangible assets and determined that our trademarks have indefinite lives. As required by SFAS No. 142, we stopped the amortization of our trademarks on December 29, 2001. We will continue to amortize our patents, which are identifiable intangible assets with definite useful lives. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principles, of $19.6 million ($12.4 million or $0.19 per diluted share for the six months ended June 29, 2002, net of tax) in the first quarter of 2002. This charge was to reduce the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We will test the carrying value of trademarks for impairment at least annually and more frequently if events or circumstances indicate a likelihood of impairment. Patents will continue to be tested for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Impact of New Accounting Pronouncements (Continued)

        Had we accounted for goodwill and other intangible assets under SFAS No. 142 for all periods presented, our net earnings and earnings per share would have been as follows for the three and six month periods ended June 30, 2001 (unaudited, in thousands except per share amounts):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net earnings:
Reported net earnings (loss)	$(7,207)	$5,637
Add back goodwill and trademark amortization expense, net of tax.	4,321	8,641

Adjusted net earnings (loss)	$(2,886)	$14,278

Earnings per share—Basic:
Reported earnings (loss) per share	$(0.12)	$0.09
Impact of goodwill and trademark amortization expense, net of tax	0.07	0.14

Adjusted earnings (loss) per share	$(0.05)	$0.23

Earnings per share—Diluted:
Reported earnings (loss) per share	$(0.11)	$0.10
Impact of goodwill and trademark amortization expense, net of tax	0.07	0.14

Adjusted earnings (loss) per share	$(0.04)	$0.24

3.    Impact of New Tax Regulations

        On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc. during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care Inc. to offset capital gains during the statutory five-year carry forward period. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million, or $.22 per diluted share for the six months ended June 29, 2002, in the first quarter of 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance as we do not currently expect to realize it. The tax benefit related to the new regulations, recorded in the first quarter, does not impact our effective tax rate for the remainder of the year. We expect our effective tax rate, for the remaining two quarters of fiscal 2002, to be approximately 37% of earnings before income taxes and cumulative effect of change in accounting principles.

4.    Restructuring and Impairment Costs

        In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $.07 per diluted share for the six months ended June 29, 2002, as a result of our decision to close our Watervliet, New York plastic molding facility. The Watervliet facility manufactures component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement. Severance and other exit costs related to the termination of employees approximate $3.4 million and are included as a component of accrued expenses and the write-off of assets associated with the closure of the facility is approximately $4.2 million, which reduced our total property, plant and equipment. We have paid $0.2 million of expenses related to severance and other exit costs as of June 29, 2002. The net after tax cash outflow associated with this plant closing will be approximately $1.5 million.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Comprehensive Earnings

        For the three and six months ended June 29, 2002 and June 30, 2001 foreign currency translation adjustment was the only reconciling item between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 29 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings (loss)	$16,738	$(7,207)	$32,855	$5,637
Foreign currency translation adjustment	522	202	629	(360)

Comprehensive earnings	$17,260	$(7,005)	$33,484	$5,277

6.    Balance Sheet Components

        The components of certain balance sheet accounts are as follows (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Cash	$21,894	$27,103
Cash—lock box(1)	14,993	6,903

Net	$36,887	$34,006

(1)
Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 8).
Receivables	$37,663	$33,767
Less allowance for doubtful accounts	(2,386)	(1,276)

Net	$35,277	$32,491

Inventories:
Raw materials	$16,505	$23,715
Work in process	3,484	1,934
Finished goods	54,512	56,544

Total	$74,501	$82,193

Net property, plant and equipment:
Land	$2,326	$2,376
Buildings	39,820	41,047
Machinery and equipment	184,743	186,557

	226,889	229,980
Less accumulated depreciation	(107,638)	(105,219)

Net	$119,251	$124,761

Accrued expenses:
Advertising and sales promotion	$15,159	$20,687
Employee compensation and benefits	10,857	14,743
Interest	5,738	6,398
Insurance	2,262	3,238
Restructuring charge	3,197	—
Other	33,464	20,310

Total	$70,677	$65,376

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Variable rate indebtedness:
Term A Loan	$—	$76,000
Term B Loan	—	395,800
Term C Loan	450,000	—
Revolving Credit Facility	—	17,000
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	50,000	50,000

	850,000	888,800
Less current maturities	(4,500)	—

Total long-term debt	$845,500	$888,800

        On May 29, 2002, we amended our senior secured credit facility (the "Credit Facility") and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million. Borrowings under the Term C Loan are less costly to us than borrowings under either the Term A Loan or Term B Loan. Under the Term C Loan, we pay LIBOR plus 2.25% for borrowings compared to LIBOR plus 2.75% for the Term A Loan and LIBOR plus 3.0% for the Term B Loan. The Term C Loan matures May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: approximately $2.3 million in 2002, $4.5 million per year in fiscal years 2003 through 2007, approximately $213.7 million in 2008, and $211.5 million in 2009. We recorded an extraordinary loss during the second quarter ended June 29, 2002 of $3.7 million, net of income tax benefits of $2.2 million, associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan. We paid the administrative agent for the term loans $3.5 million to amend the Credit Facility. This amount has been deferred and is being amortized over the remaining life of the Term C Loan.

        On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

  •
  $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes"), and

  •
  a Credit Facility consisting of:

  •
  a six-year $100.0 million Term A Loan, subsequently repaid on May 29, 2002,

  •
  an eight-year $400.0 million Term B Loan, subsequently repaid on May 29, 2002, and

  •
  a six-year $125.0 million Revolving Credit Facility.

In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a newly formed wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The total amount available to us under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated by us, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility (see Note 8). Proceeds from the initial draw down on the Receivables Facility of amounts greater than $75.0 million must be used to repay the term loan.

        The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our then outstanding indebtedness, except for the 6% Convertible Subordinated Notes (the "Convertible Notes"). The results of the Refinancing Transaction, the Receivables Facility, and the subsequent amendment to the Credit Facility on May 29, 2002, enabled us to significantly extend our principal debt repayment obligations and reduce our borrowing costs.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
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

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

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

        The rates of interest we pay under the Credit Facility vary over time depending on short-term interest rates and the credit rating assigned to the Credit Facility. We also pay fees on our Revolving Credit Facility commitments, which vary depending on our credit rating. Loans made under the Revolving Credit Facility will mature on May 22, 2007. At June 29, 2002, we had $122.8 million of unused borrowings available to us under the Revolving Credit Facility.

        Our indebtedness at June 29, 2002 consists of $400.0 million in fixed rate debt and $450.0 million of variable rate debt. Our fixed rate debt consists of the 9 3/8% Notes and the Convertible Notes and our variable rate debt consists of the amounts borrowed under the Term C Loan. We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At June 29, 2002, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at June 29, 2002, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

        The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

  •
  Our weighted average variable interest rate was 4.63% for the three months ended June 29, 2002 compared to 7.19% for the three months ended June 30, 2001.

  •
  At June 29, 2002, our variable interest rate was 4.09% compared to 7.02% at June 30, 2001.

        The provisions of the credit agreement for our Credit Facility require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

• indebtedness and liens,	• certain dividends and other distributions,
• major acquisitions or mergers,	• the application of excess cash flow, and
• capital expenditures and asset sales,	• prepayment and modification of all indebtedness or equity capitalization.

        The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Receivables Facility

        On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, special purpose bankruptcy remote subsidiary of ours; Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Proceeds from the initial draw down on the Receivables Facility of amounts greater than $75.0 million must be used to repay the term loan. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

        We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded. Playtex A/R LLC shares credit risk with the Conduit as the undivided fractional interest in the receivables are sold without recourse. We believe, however, that Playtex A/R LLC has most of the credit risk associated with customers that do not pay, as the Conduit has preferential treatment with regard to cash settlement procedures and other conditions that limit their credit exposure. Our retained interest in receivables will be negatively impacted if Playtex A/R LLC writes-off any receivable balances as uncollectible. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Credit Facility.

        At June 29, 2002, Playtex A/R LLC had approximately $132.0 million of receivables, of which $68.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2002, we sold in aggregate approximately $423.0 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $380.0 million of cash.

        We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.7 million for the second quarter of 2002 and $1.6 million for the six months ended June 29, 2002, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

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

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Receivables Facility (Continued)

        Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit. In May 2002, the Receivables Facility was extended through May 2003. The Receivables Facility may be terminated prior to its term in the event of:

• nonpayment of fees or other amounts when due,	• bankruptcy events,
• violation of covenants,	• material judgments,
• failure of any representation or warranty to be true	• defaults under the Receivables Facility,
in all material respects when made,	• a servicing default, and
• a downgrade in the Senior Secured Credit Facility to less than B- by S&P and less than B3 by Moody's.

9.    Business Segments

        We are organized in three divisions:

        Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

• Playtex disposable nurser system, cups and reusable	• Baby Magic infant toiletries
hard bottles	• Mr. Bubble children's bubble bath
• Wet Ones hand and face towelettes	• Baby Magic baby wipes, and
• Diaper Genie diaper disposal system	• Binky pacifiers.

        The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as Playtex: Gentle Glide, Silk Glide and Slimfits. In addition, the Feminine Care product category includes a personal cleansing wipe for use in feminine hygiene and a new heat therapy, introduced in the second quarter of 2002, for menstrual cramps.

        Our Consumer Products Division includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

Sun Care	Household Products
• Banana Boat	• Playtex Gloves
• Woolite rug and upholstery cleaning products
Personal Grooming
• Binaca breath spray and drops	• Dentax oral care products, and
• Ogilvie at-home permanents	• Tek toothbrushes
• Tussy deodorant

        Our International/Corporate Sales Division includes:

• Sales to specialty classes of trade in the	• export sales
United States including: warehouse clubs,	• sales in Puerto Rico
military, convenience stores,	• results from our Canadian and
specialty stores, and telemarketing	Australian subsidiaries
• sales of private label tampons

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Business Segments (Continued)

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

        The results of our divisions for the three and six months ended June 29, 2002 and June 30, 2001 are as follows (dollars in thousands):

	Three Months Ended
	June 29, 2002		June 30, 2001(1)
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$115,042	$57,897	$107,446	$48,613
Consumer Products	50,610	15,046	55,598	20,469
International/Corporate Sales	35,900	16,288	35,400	15,625
Unallocated Charges(2)	—	(120)	—	(147)

Total Consolidated	$201,552	89,111	$198,444	84,560

Reconciliation to operating earnings:
Selling, distribution, research and administrative		40,419		36,784
Restructuring and asset impairment		—		—
Amortization of intangibles		225		5,515

Operating earnings		$48,467		$42,261

	Six Months Ended
	June 29, 2002		June 30, 2001(1)
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$218,504	$107,322	$212,565	$92,502
Consumer Products	109,139	35,660	117,692	47,628
International/Corporate Sales	70,660	32,719	67,803	30,603
Unallocated Charges(2)	—	(251)	—	(500)

Total Consolidated	$398,303	175,450	$398,060	170,233

Reconciliation to operating earnings:
Selling, distribution, research and administrative		79,452		73,558
Restructuring and asset impairment		7,599		—
Amortization of intangibles		451		11,030

Operating earnings		$87,948		$85,645

(1)
To conform with our current year presentation, we reclassified certain previously reported selling, general and administrative expenses to offset net sales (see Note 2) and certain costs from product contribution to selling, distribution, research and administrative.

(2)
Certain unallocated corporate charges such as business license taxes, pension expense and product liability insurance are included in consolidated gross margin, but not included in the evaluation of division performance.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and six months ended June 29, 2002 and June 30, 2001 (unaudited, in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerator:
Earnings before extraordinary loss and change in accounting principles—as reported	$20,473	$12,129	$49,013	$24,973
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes	473	473	946	946

Earnings before extraordinary loss and change in accounting principles adjusted for assumed dilutive conversions	20,946	12,602	49,959	25,919
Extraordinary loss	(3,735)	(19,336)	(3,735)	(19,336)
Cumulative effect of change in accounting principles	—	—	(12,423)	—

Net earnings (loss)—as adjusted	$17,211	$(6,734)	$33,801	$6,583

Denominator:
Weighted average shares outstanding—Basic	61,118	60,989	61,084	60,980
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	833	110	511	96
Adjustment for dilutive effect of Convertible Notes	2,611	2,611	2,611	2,611

Weighted average shares outstanding—Diluted	64,562	63,710	64,206	63,687

Earnings per share—Basic:
Earnings before extraordinary loss and change in accounting principles	$0.33	$0.20	$0.80	$0.41
Extraordinary loss	(0.06)	(0.32)	(0.06)	(0.32)
Cumulative effect of change in accounting principles	—	—	(0.20)	—

Earnings (loss) per share	$0.27	$(0.12)	$0.54	$0.09

Earnings per share—Diluted:
Earnings before extraordinary loss and change in accounting principles	$0.32	$0.20	$0.78	$0.41
Extraordinary loss	(0.06)	(0.30)	(0.06)	(0.30)
Cumulative effect of change in accounting principles	—	—	(0.19)	—

Earnings (loss) per share	$0.27	$(0.11)	$0.53	$0.10

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

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Contingent Liabilities

        In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

\

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

  •
  the condensed financial statements and notes included in this report and
  •
  audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 29, 2001.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Item I. of our Annual Report on Form 10-K for the year ended December 29, 2001, and:

• price and product changes,
•    promotional activity by competitors,
•    the loss or bankruptcy of a significant customer,
•    capacity limitations,
•    the difficulties of integrating acquisitions,
•    raw material and manufacturing costs,
• adverse publicity and product liability claims,	• impact of weather conditions, especially
        on Sun Care product sales,
•    our level of debt,
•    interest rate fluctuations,
•    future cash flows,
•    dependence on key employees, and
•    highly competitive nature of consumer products
business.

        You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

  •    the reported amounts and timing of revenue and expenses,
  •    the reported amounts and classification of assets and liabilities, and
  •    the disclosure of contingent liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as third parties assumptions, primarily related to coupon redemption rates. The level of reserves for Sun Care product returns, bad debts and advertising/promotional costs are three areas of which you should be aware (see Management's Discussion and Analysis—Critical Accounting Policies). As part of our customary review and reconciliation process, we periodically record adjustments to our accounting estimates. During the second quarter of 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season. Also, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
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

Items Affecting Comparability

        Our results for the second quarter of 2002 are for the 13-week period ended June 29, 2002 and our results for the second quarter of 2001 are for the 13-week period ended June 30, 2001. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. The market share data provided in this Quarterly Report on Form 10-Q does not include scanner/consumption data from certain retailers including Wal-Mart Stores, Inc. ("Wal-Mart"), as they ceased providing this information to third parties. All prior period market share data has been revised to reflect the elimination of data from Wal-Mart.

        Effective December 30, 2001, the start of our fiscal year 2002, we adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives." and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." As a result of the adoption of EITF's 00-14 and 00-25, we reclassified certain previously reported selling, general and administrative expenses to offset net sales for the three and six months ended June 30, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share (see Note 2). We also reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses.

        We also adopted, on December 30, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that are determined to have indefinite lives. This change favorably affected our reported net income in the second quarter of 2002 by $4.3 million, or $.07 per diluted share and for the six month period ended June 29, 2002, this change favorably affected our reported net income by $8.6 million or $.14 per diluted share. Also in connection with the new requirements set forth in SFAS 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million, or $.19 per diluted share, as a cumulative effect of change in accounting principles in the first quarter of 2002 (see Note 2). The adoption of SFAS 141 had no impact on us.

        On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million, or $.22 per diluted share, in the first quarter of 2002 (see Note 3).

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Results of Operations

Three Months Ended June 29, 2002 Compared To
Three Months Ended June 30, 2001

Consolidated Net Sales—Our consolidated net sales increased $3.1 million, or 2%, to $201.6 million in the second quarter of 2002. Our comparative second quarter results were favorably impacted by growth in our Feminine Care and Infant Care businesses, which more than offset sales declines in Sun Care.

    Personal Products Division—Net sales increased $7.6 million, or 7%, to $115.0 million in the second quarter of 2002.

            Net sales of Infant Care products increased $2.6 million, or 4%, to $63.1 million in the second quarter of 2002. The Infant Care category has been extremely competitive, especially in our Infant Feeding and Baby Toiletries businesses. We remain the number one and number two branded products, based on dollar market share, in the Infant Feeding and Baby Toiletries categories, respectively. The increase in net sales was due primarily to the introduction of new products in a variety of our Infant Care segments. Our new Insulator Cup achieved full distribution during the second quarter of 2002, driving shipment gains in Infant Feeding versus the second quarter of 2001. Net sales in Baby Toiletries increased versus the second quarter of 2001 driven by the introduction of our new Baby Magic Calming Milk products. Other segments that were positively impacted by new product introductions were Wet Ones and Diaper Genie. From a market share perspective, our dollar market share in Infant Feeding decreased 2.4 percentage points in the second quarter of 2002 to 34.6%, from 37.0% in the second quarter of 2001. In Baby Toiletries, our market share declined 0.7 percentage points to 8.1% for the second quarter of 2002. We believe that the market share trends tend to lag behind shipment trends as it takes time for new products to reach the shelf and, ultimately the consumer. In addition key Infant Care customers including Wal-Mart and Toys R Us are not part of the market share database. We continued to see an increase in Wet Ones consumption, which was up 7% in the second quarter versus year ago. Our dollar market share for Diaper Genie remained strong at 93.2% for the second quarter of 2002.

            Net sales of Feminine Care products increased $5.0 million, or 11%, to $52.0 million in the second quarter of 2002. Our dollar market share was relatively flat for the second quarter of 2002 at 30.4%. Retail consumption in the category decreased 1.3% in the second quarter of 2002 versus the same quarter in 2001. Our Feminine Care results benefited from product quality, marketing programs and product innovation. Our second quarter sales results included growth in tampons, growth in our personal cleansing cloths and the introduction of Playtex Heat Therapy, which is another new innovative product. We introduced Playtex Personal Cleansing Cloths in the first quarter of 2001 and it continues to steadily progress as the number one brand in a small but growing complementary segment for us. In addition, we introduced Playtex Heat Therapy in the second quarter of 2002. This product provides women suffering from menstrual pain a discrete method to soothe pain with a comforting heat patch that lasts for hours. The patch can be used anywhere on the body and is the only heat patch to be sold in the Feminine Care aisle. This new product should be available at retail in the third quarter.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

  Consumer Products Division—Net sales decreased $5.0 million, or 9%, to $50.6 million in the second quarter of 2002.

            Net sales of Sun Care products decreased $4.8 million, to $31.6 million in the second quarter of 2002. Our dollar market share of the Sun Care category increased 1.2 percentage points in the second quarter of 2002, to 22.4%, from 21.2% in the second quarter of 2001. Our retail consumption grew 2.8% while the category declined 2.7%. Our market share and consumption growth were aided primarily by two new products for the 2002 Sun Care season, VitaSkin and Indoor Tanning. Our net sales decline was primarily due to a change in estimates of our sales returns reserve of $3.3 million, which we booked during the second quarter of 2002, relating to higher than expected Sun Care returns from the 2001 Sun Care season. This resulted from a few key accounts that unexpectedly returned excess inventories. The final processing and reconciliation of the prior season returns was completed during the second quarter. We are taking a more proactive approach to managing late season inventories at retailers. While this will impact our shipment levels for the remainder of the year, we believe it will facilitate a reduction in returns, thus reducing the overall costs associated with Sun Care.

            Net sales of Household Products were flat at $10.8 million in the second quarter of 2002. Our market share for the Woolite rug and upholstery cleaning business grew to 23.5% in the second quarter of 2002, an increase of 2.5 percentage points compared to the second quarter of 2001. Retail consumption of Woolite increased 12.1%, while the category was flat. Our success was the result of another new product that we introduced late in 2001, Woolite Power Shot a deep penetrating carpet cleaner. We have just announced another new product to the category, Woolite Oxy Deep, which should be on retail shelves late in the third quarter of 2002. This carpet cleaner is formulated with an oxygen-activated formula that removes the toughest spots and stains. In Gloves, our dollar market share decreased 2.3 percentage points in the second quarter of 2002, to 29.9%, from 32.2% in the second quarter of 2001. The decrease in market share was due to competitive activities, and an increase in private label, which is not uncommon during weaker economic climates. The overall Gloves category declined 3.4% versus the same quarter in 2001.

            Net sales of Personal Grooming products decreased $0.2 million, or 2%, to $8.2 million in the second quarter of 2002. Our largest Personal Grooming brand, Ogilvie increased its dollar market share to 70.7% of the home perms/straighteners category, which was a gain of 0.5 percentage points compared to the second quarter of 2001. Binaca increased its dollar market share to 36.4% of the breath freshener (spray and drops) category, which was a gain of 1.1 percentage points compared to the second quarter of 2001. Both the home permanent and breath fresheners (spray and drops) categories have continued to experience a decline in retail consumption.

    International/Corporate Sales Division—Net sales increased $0.5 million, or 1%, to $35.9 million in the second quarter of 2002. The increase was due primarily to higher Sun Care net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 7% compared to the second quarter of 2001. We believe this growth was due primarily to the increased focus on these distribution channels.

Consolidated Gross Profit—Our consolidated gross profit increased $3.3 million, to $113.8 million in the second quarter of 2002. As a percent of net sales, gross profit increased 0.8 percentage points, to 56.5% in the second quarter of 2002. The increase in gross profit and gross profit as a percent of net sales was due to the increase in net sales, the mix of products sold and favorable product cost.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Product Contribution—Our consolidated product contribution increased $4.6 million, or 5%, to $89.1 million in the second quarter of 2002. As a percent of net sales, product contribution increased 1.6 percentage points to 44.2% in the second quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher gross profit and slightly lower overall advertising and sales promotion expenses.

  Personal Products Division—Product contribution increased $9.3 million, or 19%, to $57.9 million in the second quarter of 2002. As a percent of net sales, product contribution increased 5.1 percentage points to 50.3% in the second quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales, favorable product mix and product cost, and lower advertising and sales promotion expenses.

  Consumer Products Division—Product contribution decreased $5.4 million, or 26%, to $15.0 million in the second quarter of 2002. As a percent of net sales, product contribution decreased 7.1 percentage points to 29.7% in the second quarter of 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses. In addition, we reduced our net sales for Sun Care due to higher than expected returns from the 2001 Sun Care season, which negatively impacted our reported product contribution by $2.0 million.

  International/Corporate Sales Division—Product contribution increased $0.7 million, or 4%, to $16.3 million in the second quarter of 2002. As a percent of net sales, product contribution increased 1.2 percentage points to 45.4% in the second quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit.

Consolidated Operating Earnings—Our consolidated operating earnings increased $6.2 million, or 15%, to $48.5 million in the second quarter of 2002. The increase in operating earnings was the result of our higher net sales, gross profit and product contribution, as discussed. Our operating earnings also benefited from a reduction in intangible amortization expense of $5.3 million in the second quarter of 2002. This was the result of our implementation of SFAS 142 (see Note 2). Assuming SFAS 142 was implemented on December 31, 2000, the start of our fiscal year 2001, our operating earnings would have increased $0.9 million, or 2%, which is in line with the year over year growth in net sales.

Consolidated Interest Expense—Our consolidated interest expense decreased $4.9 million, or 24%, to $15.2 million in the second quarter of 2002. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the second quarter of 2002 was less than the comparable period by $64.0 million, or 7%, due to:
  •
  the establishment of the Receivables Facility (see Note 8) in May 2001,

  •
  the prepayment of scheduled principal payments on our Term A Loan and our Term B Loan in the third and fourth quarters of 2001, and

  •
  our repayment of the $471.8 million outstanding on the Term A and Term B Loans, on May 29, 2002 with the issuance of a new $450.0 million Term C Loan and $21.8 million of cash (see Note 7).
  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in the second quarter of 2002 was 4.63% compared to 7.19% in the second quarter of 2001.

Consolidated Other Expenses—Our consolidated other expenses decreased $0.4 million, or 37%, to $0.7 million in the second quarter of 2002. This decrease was due primarily to lower LIBOR rates in the second quarter of 2002 coupled with slightly lower average Receivable Facility usage in 2002. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Income Taxes—Our consolidated income taxes increased $3.2 million, or 36%, to $12.1 million in the second quarter of 2002. As a percent of pre-tax earnings, our effective tax rate decreased 5.3 percentage points to 37.1% of earnings before income taxes and extraordinary loss. We expect our effective tax rate, for the remaining two quarters of fiscal 2002, to be approximately 37% of earnings before income taxes. Our effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives (see Note 2). A portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which drove our effective rate up.

Extraordinary Loss—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 7). We recorded an extraordinary loss during the second quarter ended June 29, 2002 of $3.7 million, net of income tax benefits of $2.2 million, associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan (see Note 7)..

In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits, as a result of the refinancing of our senior indebtedness (see Note 7). This extraordinary loss included cash provisions for call premiums on our retired fixed rate indebtedness, a non-cash provision for the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness.

Six Months Ended June 29, 2002 Compared To
Six Months Ended June 30, 2001

Consolidated Net Sales—Our consolidated net sales were relatively flat versus the first six months of 2001, increasing $0.2 million to $398.3 million for the six months ended June 29, 2002.

Personal Products Division—Net sales increased $5.9 million, or 3%, to $218.5 million for the six months ended June 29, 2002.

            Net sales of Infant Care products decreased $2.8 million, or 2%, to $118.9 million for the six months ended June 29, 2002. The Infant Care category has been extremely competitive, especially in our Infant Feeding and Baby Toiletries businesses. In Infant Feeding, our dollar market share decreased 2.7 percentage points for the six months ended June 29, 2002, to 34.7%, from 37.4% for the six months ended June 30, 2001 and in Baby Toiletries our dollar market share decreased 1.0 percentage point for the six months ended June 29, 2002, to 8.3%, from 9.3% for the six months ended June 30, 2001. Despite these market share losses, we remain the number one and number two branded products, based on dollar market share, in the Infant Feeding and Baby Toiletries categories. We have recently introduced a number of new products across many of the Infant Care categories in which we compete. We introduced an innovative new cup product, the Playtex Insulator, which keeps the contents of the cup cooler and fresher longer than non-insulated cups in mid-February of 2002. New Baby Magic products, introduced in the fourth quarter of 2001, include a foaming hair and body wash and foaming shampoo. We also revised our packaging graphics and product dispensing applications to enhance consumer awareness and improve ease of use. In addition, we just introduced a new line of Baby Magic Calming Milk products including a foaming bath, bath lotion and massage lotion. In Wet Ones we introduced, late in the first quarter of 2002, Wet Ones Flushables, a new product for use in the bathroom. In Disposables we introduced a new premium Nurser, which includes a formula stirring disk and new advertising and revised packaging graphics. In Diaper Pails, we made improvements to our Diaper Genie diaper disposal unit and introduced, during the first quarter of 2002, a new toddler film refill liner. We believe product innovation is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring added value to consumers.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          Net sales of Feminine Care products increased $8.8 million, or 10%, to $99.6 million for the six months ended June 29, 2002. Our dollar market share increased 0.5 percentage points for the six months ended June 29, 2002, to 30.4%, from 29.9% in the comparable period of 2001. Retail consumption in the category decreased 0.5% in the first six-month period of 2002 versus the period in 2001.The tampon category experienced some price promotion activity early in 2001, which negatively impacted our results for the six months ended June 30, 2001. Our comparative results also benefited from a new product, the Playtex Personal Cleansing Cloths, which was introduced early in 2001. Since the introduction of the Playtex Personal Cleansing Cloths it has steadily progressed into the number one brand in a small but growing complementary segment for us.

Consumer Products Division—Net sales decreased $8.6 million, or 7%, to $109.1 million for the six months ended June 29, 2002.

          Net sales of Sun Care products decreased $5.0 million, or 6%, to $73.6 million for the six months ended June 29, 2002. Our dollar market share of the Sun Care category increased 1.3 percentage points for the six months ended June 29, 2002, to 21.8%, from 20.5% for the comparative period of 2001. Our retail consumption grew 4.1% while the category declined 1.7%. Our results, at retail, benefited from two new products for the 2002 Sun Care season, VitaSkin and Indoor Tanning. Our net sales decline was primarily due to a change in estimates of our sales returns reserve of $3.3 million, which we booked during the second quarter of 2002, relating to higher than expected Sun Care returns from the 2001 Sun Care season. This adjustment resulted from a few key accounts that unexpectedly returned excess inventories. We have been taking a more proactive approach to managing late season inventories at retailers. While this will impact our shipment levels for the remainder of the year, we believe it will facilitate a reduction in returns, thus reducing the overall costs associated with Sun Care.

          Net sales of Household Products declined $1.3 million, or 6%, to $19.8 million for the six months ended June 29, 2002. Our market share for the Woolite rug and upholstery cleaning business grew to 22.3% for the six months ended June 29, 2002, an increase of 1.9 percentage points compared to the six months ended June 30, 2001. Retail consumption of Woolite increased 11.8%, while the category increased 2.1%. Our market share results benefited from Woolite Power Shot a deep penetrating carpet cleaner that we introduced late in 2001. Our comparative net sales were slightly lower for the six months ended June 29, 2002 as we had the initial volume impact from the introduction of Woolite Spot & Stain Wipes in the first quarter of 2001. In Gloves, our dollar market share decreased 2.6 percentage points for the six months ended June 29, 2002, to 31.3%, from 33.9% for the comparable period of 2001. The decrease in market share was due to competitive activities and an increase in private label, which is not unusual during tough economic times. The overall Glove market declined by 3% versus the same period in 2002

          Net sales of Personal Grooming products decreased $2.2 million, or 12%, to $15.8 million for the six months ended June 29, 2002, primarily due to weakness in the home perms/straighteners and breath freshener (spray and drops) categories. Our largest Personal Grooming brand, Ogilvie increased its dollar market share to 70.8% of the home perms/straighteners category, which was a gain of 0.5 percentage points compared to the six months ended June 29, 2002. Binaca increased its dollar market share to 37.0% of the breath freshener (spray and drops) category, which was a gain of 2.8 percentage points compared to the comparable period of 2001. Both the home permanent and breath fresheners (spray and drops) categories have continued to experience a decline in retail consumption.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

International/Corporate Sales Division—Net sales increased $2.9 million, or 4%, to $70.7 million for the six months ended June 29, 2002. The increase was due primarily to higher Sun Care net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 15% for the six months ended June 29, 2002 compared to the comparable period of 2001. We believe this growth was due primarily to the increased focus on these distribution channels.

Consolidated Gross Profit—Our consolidated gross profit increased $3.6 million, or 2%, to $224.9 million for the six months ended June 29, 2002. As a percent of net sales, gross profit increased 0.9 percentage points, to 56.5% for the six months ended June 29, 2002. The increase in gross profit and gross profit as a percent of net sales was due primarily to the mix of products sold and favorable product cost.

Consolidated Product Contribution—Our consolidated product contribution increased $5.2 million, or 3%, to $175.5 million for the six months ended June 29, 2002. As a percent of net sales, product contribution increased 1.3 percentage points to 44.0% for the six months ended June 29, 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher gross profit and lower overall advertising and sales promotion expenses.

    Personal Products Division—Product contribution increased $14.8 million, or 16%, to $107.3 million for the six months ended June 29, 2002. As a percent of net sales, product contribution increased 5.6 percentage points to 49.1% for the six months ended June 29, 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales, product mix, favorable product cost, and lower advertising and sales promotion expenses.

    Consumer Products Division—Product contribution decreased $12.0 million, or 25%, to $35.7 million for the six months ended June 29, 2002. As a percent of net sales, product contribution decreased 7.8 percentage points to 32.7% for the six months ended June 29, 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses. In addition, we reduced our net sales for Sun Care due to higher than expected returns from the 2001 Sun Care season, which negatively impacted our reported product contribution by $2.0 million.

    International/Corporate Sales Division—Product contribution increased $2.1 million, or 7%, to $32.7 million for the six months ended June 29, 2002. As a percent of net sales, product contribution increased 1.2 percentage points to 46.3% for the six months ended June 29, 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit.

Consolidated Operating Earnings—Our consolidated operating earnings increased $2.3 million, or 3%, to $87.9 million for the six months ended June 29, 2002. The increase in operating earnings was the result of our higher gross profit and product contribution, as discussed. Our operating earnings also benefited from a reduction in intangible amortization expense of $10.6 million, which was offset, in part, by a one-time restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 4). The reduction in amortization expense was the result of our implementation of SFAS 142 (see Note 2). Assuming SFAS 142 was implemented on December 31, 2000, the start of our fiscal year 2001, and excluding the restructuring and asset impairment charge, our operating earnings would have decreased $0.7 million compared to the comparable period of 2001. This decrease is the result of higher selling, general and administrative expenses offset, in part, by higher product contribution, as discussed.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Interest Expense—Our consolidated interest expense decreased $9.9 million, or 24%, to $31.4 million for the six months ended June 29, 2002. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the six months ended June 29, 2002 was less than the comparable period by $65.6 million, or 7%, due to:

  •
  the establishment of the Receivables Facility (see Note 8) in May 2001,

  •
  the prepayment of scheduled principal payments on our Term A Loan and our Term B Loan in the third and fourth quarters of 2001, and

  •
  our repayment of the $471.8 million outstanding on the Term A and Term B Loans, on May 29, 2002, with the issuance of a new $450.0 million Term C Loan and $21.8 million of cash (see Note 7).
  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate for the six months ended June 29, 2002 was 4.86% compared to 7.57% for the six months ended June 30, 2001.

Consolidated Other Expenses—Our consolidated other expenses increased $0.5 million, or 46%, to $1.6 million for the six months ended June 29, 2002. In late May 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 7 and 8). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

Consolidated Income Taxes—Our consolidated income taxes decreased $12.3 million, or 67%, to $6.0 million for the six months ended June 29, 2002. As a percent of pre-tax earnings, our effective tax rate decreased 31.4 percentage points to 10.9% of earnings before income taxes, extraordinary loss and cumulative effect of change in accounting principles. In the first quarter of 2002, we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 3). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care Inc., which we sold during fiscal 1999. We expect our effective tax rate, for the remaining two quarters of fiscal 2002, to be approximately 37% of earnings before income taxes. This effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives (see Note 2). A portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which drove our effective rate up.

Extraordinary Loss—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 7). We recorded an extraordinary loss during the second quarter ended June 29, 2002 of $3.7 million, net of income tax benefits of $2.2 million, associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan.

In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits, as a result of the refinancing of our senior indebtedness (see Note 7). This extraordinary loss included cash provisions for call premiums on our retired fixed rate indebtedness, a non-cash provision for the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Financial Condition and Liquidity

        On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million. Borrowings under the Term C Loan are less costly to us than borrowings under either the Term A Loan or Term B Loan. The interest rate is LIBOR plus 2.25% for the Term C Loan compared to LIBOR plus 2.75% for the Term A Loan and LIBOR plus 3.0% for the Term B Loan. The Term C Loan matures May 31, 2009.

        On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). We issued $350.0 million principal amount of 9 3/8% Notes, entered into a new senior secured credit facility (the "Credit Facility") consisting of a six-year $100.0 million Term A Loan, a eight-year $400.0 million Term B Loan, and a six-year $125.0 million Revolving Credit Facility. As mentioned above, on May 29, 2002 we paid-off the Term A Loan and Term B Loan by amending the Credit Facility and issuing a new $450.0 million Term C Loan. Also, as part of the Refinancing Transaction, we entered into a Receivables Facility through a newly formed special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our prior credit agreement. In addition, we extinguished our 9% Senior Subordinated Notes due 2003 (the "9% Notes") and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes").

        At June 29, 2002, long-term debt (including current portion but excluding obligations due to related party) was $850.0 million compared to $888.8 million at December 29, 2001. We reduced our variable rate indebtedness by $38.8 million during the six months ended June 29, 2002. We paid off the $17.0 million that was outstanding on our Revolving Credit Facility at December 29, 2001 and in connection with the amendment to the Credit Facility reduced our other variable rate indebtedness by $21.8 million. Since the acquisition of the Baby Magic brand of infant-related toiletries on June 30, 1999, we have steadily decreased our outstanding indebtedness. We reduced our indebtedness by: $56.3 million in fiscal 2000; $42.8 million in fiscal 2001; and $38.8 million for the first six months of 2002. We regard debt reduction as one of our corporate objectives. Our scheduled principal repayment obligations at June 29, 2002 are (excluding amounts due to related party):

• $2.3 million in 2002,	• $4.5 million in 2005,
• $4.5 million in 2003,	• $4.5 million in 2006, and
• $54.5 million in 2004,	• $779.7 million thereafter.

In the event that we have excess cash flow, as defined in our credit agreement, we may, within 90 days of each year-end, be required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow.

        Our Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At June 29, 2002, we had $122.8 million available to borrow under the Revolving Credit Facility. At June 29, 2002, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $68.0 million.

        The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

• new indebtedness and liens,	• dividends and other distributions, and
• major acquisitions or mergers,	• the application of excess cash flow.
• capital expenditures and asset sales,

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

        At June 29, 2002, our working capital (current assets net of current liabilities) increased $10.6 million to $118.4 million compared to $107.8 million at December 29, 2001.

  •
  Total current assets increased $6.6 million at June 29, 2002 compared to December 29, 2001. The increase was primarily the result of higher receivables (accounts receivables and retained interest in receivables), which increased $15.4 million due to higher sales in the second quarter of 2002 versus the fourth quarter of 2001 and the impact of seasonal dating and its effect on the level of Sun Care receivables. Inventories decreased $7.7 million, to $74.5 million, at June 29, 2002. The decline in inventories was due primarily to the seasonal nature of our Sun Care business. Cash balances increased $2.9 million, to $36.9 million, at June 29, 2002 and all other current assets decreased by $4.0 million at June 29, 2002 compared to December 29, 2001.

  •
  Total current liabilities decreased $4.0 million at June 29, 2002 compared to December 29, 2001. Accounts payable declined $19.2 million due primarily to the payment for our Sun Care inventory build. Our accounts payable levels tend to be higher at the end of the fourth quarter due to expanded production for the Sun Care season. Accrued expenses increased $5.3 million at June 29, 2002 compared to December 29, 2001 due, in part, to accrued expenses for the closure of our plastic molding facility in Watervliet, New York. Reserves for income taxes increased $5.4 million and current debt obligations pertaining to the new Term C Loan increased $4.5 million compared to December 29, 2001.

        Our net cash flows from operations decreased $55.0 million, to $49.4 million for the first six months of 2002 compared to the first six months of 2001. The decrease in net cash flows from operations was due primarily to the initial benefit realized from the formation of the Receivables Facility in May 2001 and the subsequent sale of an undivided fractional interest in receivables to a third party. The Receivables Facility favorably impacted our net cash flows from operations in 2001, as we were able to turn accounts receivables into cash faster.

        Capital expenditures for equipment and facility improvements were $5.8 million for the first six months of 2002. These expenditures were used primarily to support new products, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2002 are expected to be in the $20.0 million range, in line with recent full-year expenditure levels.

        We intend to fund our operating cash, capital expenditures and debt service requirements through cash flow generated from operations, proceeds from the Receivables Facility, and borrowings under the Revolving Credit Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to make the 2008 and 2009 scheduled principal payments on the Term C Loan, which collectively total $425.3 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principal payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. We would expect that this will continue. But, we cannot guarantee what impact certain economic conditions may have in the future on our ability to raise cash.

        We have made a number of acquisitions in the past and financed them by borrowing additional money, issuing a convertible note and shares of our Common Stock. We will continue to consider acquisitions of other companies or businesses that may require us to seek additional debt or equity financing. We would expect, based on our past experience, to be able to raise the required capital for acquisitions. However, we cannot assure you that such financing will be available.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Critical Accounting Policies

        The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,

  •
  the reported amounts and classification of assets and liabilities, and

  •
  the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties.

The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware.

  •
  In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as noted above. Based on our fiscal 2001 Sun Care results, each percentage point change in our return rates would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

  •
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

  •
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

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the assets carrying amount and amortized to expense over the assets useful life. We are required to adopt the provisions of FAS 143 effective December 29, 2002, the start of our fiscal year 2003. We are currently evaluating the impact of adoption of this statement.

        In April 2002, the FASB issued SFAS No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement updates, clarifies and simplifies

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

existing accounting pronouncements and becomes effective for us starting in fiscal 2003. In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt previously classified, as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 for such classification will be reclassified to conform to the provisions of FAS 145. We are currently reviewing the impact of FAS 145 on our financial statements.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146") and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 28, 2002. We are currently evaluating the impact of adoption of this statement

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At June 29, 2002, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $450.0 million in variable rate debt. Based on our interest rate exposure at June 29, 2002, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

PLAYTEX PRODUCTS, INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 29, 2001.

        As of the end of July 2002, there were approximately 6 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 14, 2002, the following actions were taken:

        Eleven Nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2002 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld
Robert B. Haas	57,469,834	386,845
Michael R. Gallagher	57,471,424	385,255
Glenn A. Forbes	57,470,624	386,055
Richard C. Blum	57,468,674	388,005
Michael R. Eisenson	57,465,224	391,455
R. Jeffrey Harris	57,531,466	325,213
C. Ann Merrifield	57,533,574	323,105
Susan R. Nowakowski	57,487,616	369,063
John C. Walker	57,422,266	434,413
Wyche H. Walton	57,420,366	436,313
Douglas D. Wheat	57,422,626	434,053

        The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2002.

Votes For	Votes Against	Votes Withheld
57,057,112	785,079	14,488

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits:
99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.
Reports on Form 8-K:

  On May 31, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we provided information related to our first amendment to our Credit Agreement.

PLAYTEX PRODUCTS INC.
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
Date: August 12, 2002	By:	/s/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2002	By:	/s/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PLAYTEX PRODUCTS, INC. INDEX
PLAYTEX PRODUCTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PLAYTEX PRODUCTS, INC. PART II—OTHER INFORMATION
PLAYTEX PRODUCTS INC. SIGNATURES