Form 10-Q
period 2002-09-28
PLAYTEX PRODUCTS INC
filed 2002-11-12
CIK 842699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002

                           COMMISSION FILE NO. 1-12620

                             PLAYTEX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                     51-0312772
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                              300 Nyala Farms Road
                           Westport, Connecticut 06880
                   ------------------------------------------
                    (Address of principal executive offices)

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

Yes  /X/   No  / /

     At November 11, 2002 61,211,522 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

================================================================================

                             PLAYTEX PRODUCTS, INC.
                                      INDEX

                                                                                   PAGE
                                                                                   ----
                              PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements...........................   3 - 18

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................  19 - 30

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............     31

Item 4.   Controls and Procedures...............................................     31

                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................     32

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits..........................................................     32

          (b) Reports on Form 8-K...............................................     32

          Signatures............................................................     33

          Certifications........................................................  34 - 35

                             PLAYTEX PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  SEPTEMBER 28,     DECEMBER 29,
                                                                                      2002              2001
                                                                                 --------------    -------------
                                                                                   (Unaudited)
                                          ASSETS
Current assets:
    Cash.....................................................................    $       38,483    $      34,006
    Receivables, less allowance for doubtful accounts........................            31,993           32,491
    Retained interest in receivables.........................................            81,918           51,238
    Inventories..............................................................            73,226           82,193
    Deferred income taxes....................................................            11,965           12,097
    Other current assets.....................................................             4,270            6,793
                                                                                 --------------    -------------
        Total current assets.................................................           241,855          218,818
Net property, plant and equipment............................................           120,456          124,761
Intangible assets, net
    Goodwill.................................................................           494,187          494,187
    Trademarks, patents and other............................................           139,775          159,516
Deferred financing costs.....................................................            13,954           17,931
Due from related party.......................................................            80,017           80,017
Other noncurrent assets......................................................             9,885            9,942
                                                                                 --------------    -------------
        Total assets.........................................................    $    1,100,129    $   1,105,172
                                                                                 ==============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................    $       31,073    $      43,603
    Accrued expenses.........................................................            73,502           65,376
    Income taxes payable.....................................................             9,480            2,059
    Current maturities of long-term debt.....................................             2,250               --
                                                                                 --------------    -------------
        Total current liabilities............................................           116,305          111,038
Long-term debt...............................................................           845,500          888,800
Due to related party.........................................................            78,386           78,386
Other noncurrent liabilities.................................................            14,178           13,146
Deferred income taxes........................................................            46,694           58,372
                                                                                 --------------    -------------
        Total liabilities....................................................         1,101,063        1,149,742
                                                                                 --------------    -------------
Stockholders' equity:
    Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,211,522 shares at September 28, 2002 and
      61,044,199 shares at December 29, 2001.................................               612              610
    Additional paid-in capital...............................................           525,985          524,384
    Retained earnings (deficit)..............................................          (523,934)        (565,675)
    Foreign currency translation adjustment..................................            (3,597)          (3,889)
                                                                                 --------------    -------------
        Total stockholders' equity...........................................              (934)         (44,570)
                                                                                 --------------    -------------
        Total liabilities and stockholders' equity...........................    $    1,100,129    $   1,105,172
                                                                                 ==============    =============

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands except per share data)

                                                                                        THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                  SEPTEMBER 28,    SEPTEMBER 29,
                                                                                      2002             2001
                                                                                 --------------    -------------
Net sales....................................................................    $      161,567    $     158,800
Cost of sales................................................................            76,072           75,514
                                                                                 --------------    -------------

  Gross profit...............................................................            85,495           83,286

Operating expenses:
  Selling, general and administrative........................................            56,494           54,072
  Amortization of intangibles................................................               241            5,515
                                                                                 --------------    -------------

    Total operating expenses.................................................            56,735           59,587

       Operating earnings....................................................            28,760           23,699

Interest expense, net of interest income, including related party interest expense of $3,037 for both periods presented, net of related party
  interest income of $3,001 for both periods presented.......................            14,186           17,870
Other expense................................................................               536              663
                                                                                 --------------    -------------

         Earnings before income taxes........................................            14,038            5,166

Income taxes.................................................................             5,152            2,810
                                                                                 --------------    -------------

         Net earnings........................................................    $        8,886    $       2,356
                                                                                 ==============    =============
Earnings per share:
  Basic......................................................................    $         0.15    $        0.04
                                                                                 ==============    =============
  Diluted....................................................................    $         0.14    $        0.04
                                                                                 ==============    =============
Weighted average shares outstanding:
  Basic......................................................................            61,211           61,024
                                                                                 ==============    =============
  Diluted....................................................................            61,496           61,189
                                                                                 ==============    =============

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited, in thousands except per share data)

                                                                                        NINE MONTHS ENDED
                                                                                 -------------------------------
                                                                                  SEPTEMBER 28,    SEPTEMBER 29,
                                                                                      2002             2001
                                                                                 --------------    -------------
Net sales....................................................................    $      559,870    $     556,860
Cost of sales................................................................           249,494          252,271
                                                                                 --------------    -------------
  Gross profit...............................................................           310,376          304,589
Operating expenses:
  Selling, general and administrative........................................           185,377          178,700
  Restructuring and asset impairment.........................................             7,599               --
  Amortization of intangibles................................................               692           16,545
                                                                                 --------------    -------------
    Total operating expenses.................................................           193,668          195,245
      Operating earnings.....................................................           116,708          109,344

Interest expense, net of interest income, including related party interest expense of $9,112 for both periods presented, net of
  related party interest income of $9,002 for both periods presented.........            45,540           59,125
Other expenses...............................................................             2,107            1,740
                                                                                 --------------    -------------
      Earnings before income taxes, extraordinary loss and change in
        accounting principles................................................            69,061           48,479
Income taxes.................................................................            11,162           21,150
                                                                                 --------------    -------------
      Earnings before extraordinary loss and change in accounting principles.            57,899           27,329
                                                                                 --------------    -------------
Extraordinary loss on early extinguishments of debt,
  net of $2,147 tax benefit in 2002 and $12,829 tax benefit in 2001..........            (3,735)         (19,336)
                                                                                 --------------    -------------
      Earnings before change in accounting principles........................            54,164            7,993
                                                                                 --------------    -------------
Cumulative effect of change in accounting principles, net of $7,141
  tax benefit................................................................           (12,423)              --
                                                                                 --------------    -------------

      Net earnings...........................................................    $       41,741    $       7,993
                                                                                 ==============    =============

Earnings per share--Basic:
  Earnings before extraordinary loss.........................................    $         0.94    $        0.45
  Extraordinary loss.........................................................             (0.06)           (0.32)
  Cumulative effect of change in accounting principles.......................             (0.20)              --
                                                                                 --------------    -------------
  Earnings per share--Basic..................................................    $         0.68    $        0.13
                                                                                 ==============    =============

Earnings per share--Diluted:
  Earnings before extraordinary loss ........................................    $         0.92    $        0.45
  Extraordinary loss.........................................................             (0.06)           (0.31)
  Cumulative effect of change in accounting principles.......................             (0.19)              --
                                                                                 --------------    -------------
  Earnings per share--Diluted................................................    $         0.67    $        0.14
                                                                                 ==============    =============

Weighted average shares outstanding:
  Basic......................................................................            61,126           60,995
                                                                                 ==============    =============
  Diluted....................................................................            64,173           62,854
                                                                                 ==============    =============

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS
                            (Unaudited, in thousands)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                              COMMON                      ADDITIONAL     RETAINED      COMPREHENSIVE
                                              SHARES         COMMON        PAID-IN       EARNINGS         EARNING
                                            OUTSTANDING       STOCK        CAPITAL       (DEFICIT)         (LOSS)          TOTAL
                                            -----------      ------      -----------    -----------    -------------    ----------
Balance, December 29, 2001................      61,044       $  610      $   524,384   $  (565,675)       $ (3,889)     $  (44,570)
Net earnings..............................          --           --               --        41,741              --          41,741
Foreign currency translation
  adjustment..............................          --           --               --            --             292             292
                                                                                                                        ----------
     Comprehensive earnings...............                                                                                  42,033
Stock issued to employees exercising
  stock options...........................         168            2            1,601            --              --           1,603
                                             ---------       ------      -----------   -----------        --------      ----------
     Balance, September 28, 2002..........      61,212       $  612      $   525,985   $  (523,934)       $ (3,597)     $     (934)
                                             =========       ======      ===========   ===========        ========      ==========

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                 -------------------------------
                                                                                  SEPTEMBER 28,    SEPTEMBER 29,
                                                                                      2002             2001
                                                                                 --------------    -------------
Cash flows from operations:
  Net earnings...............................................................    $       41,741    $       7,993
  Adjustments to reconcile net earnings to net cash flows from operations:
    Cumulative effect of change in accounting principles, net of tax benefit.            12,423               --
    Asset impairment charge..................................................             4,222               --
    Extraordinary loss on early extinguishment of debt, net of tax benefits..             3,735           19,336
    Depreciation.............................................................            10,521            9,647
    Amortization of deferred financing costs.................................             1,617            2,334
    Amortization of intangibles..............................................               692           16,545
    Deferred income taxes....................................................            (4,402)           7,459
    Other, net...............................................................             1,727             (219)
  Net (increase) decrease in working capital accounts........................           (13,734)          66,582
                                                                                 --------------    -------------

         Net cash flows from operations......................................            58,542          129,677

Cash flows used for investing activities:
  Purchases of property, plant and equipment.................................           (10,581)         (15,861)
  Intangible assets acquired, net............................................              (515)            (500)
                                                                                 --------------    -------------

         Net cash flows used for investing activities........................           (11,096)         (16,361)

Cash flows (used for) provided by financing activities:
  Net borrowings under credit facilities.....................................           (17,000)              --
  Long-term debt borrowings..................................................           450,000          850,000
  Long-term debt repayments..................................................          (474,050)        (900,263)
  Payment of financing costs.................................................            (3,522)         (19,500)
  Payment of debt extinguishment fees and related expenses...................                --          (21,177)
  Issuance of shares of common stock.........................................             1,603              613
                                                                                 --------------    -------------

         Net cash flows used for financing activities........................           (42,969)         (90,327)

Increase in cash.............................................................             4,477           22,989
Cash at beginning of period..................................................            34,006           10,282
                                                                                 --------------    -------------

Cash at end of period........................................................    $       38,483    $      33,271
                                                                                 ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:
    Interest.................................................................    $       34,296    $      51,665
    Income taxes, net of refunds.............................................    $        5,997    $        (267)

   See the accompanying notes to condensed consolidated financial statements.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

     The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results that you may expect for the full year. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

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

2. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." We adopted the requirements of these Issues effective December 30, 2001, the start of our fiscal year 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of these issues, we reclassified certain previously reported selling, general and administrative expenses to offset net sales for the three and nine month periods ended September 29, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share.

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

     In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 29, 2001, the first day of fiscal 2002, and determined that none of our goodwill was impaired. We are required to test our goodwill for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed an additional test, as part of the required annual goodwill impairment testing, at the end of the first quarter of 2002. The results of this test, like the test performed at December 29, 2001, confirmed that none of our goodwill was impaired. At November 8, 2002, we are not aware of any events or circumstances that would indicate a likelihood of impairment.

     In addition, we reassessed the useful lives of our identifiable intangible assets and determined that our trademarks have indefinite lives. As required by SFAS No. 142, we stopped the amortization of our trademarks on December 29, 2001. We will continue to amortize our patents, which are identifiable intangible assets with definite useful lives. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology. Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principles, of $19.6 million ($12.4 million or $0.19 per diluted share) in the first quarter of 2002. This charge was to reduce the trademark carrying value of certain

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We will test the carrying value of trademarks for impairment at least annually and more frequently if events or circumstances indicate a likelihood of impairment. Patents will continue to be tested for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Had we accounted for goodwill and other intangible assets under SFAS No. 142 for all periods presented, our net earnings and earnings per share would have been as follows for the three and nine month periods ended September 29, 2001 (unaudited, in thousands except per share amounts):

                                                                                  THREE MONTHS      NINE MONTHS
                                                                                      ENDED            ENDED
                                                                                  SEPTEMBER 29,    SEPTEMBER 29,
                                                                                      2001               2001
                                                                                 --------------    -------------
Net earnings:
   Reported net earnings.....................................................    $        2,356    $       7,993
   Add back goodwill and trademark amortization expense, net of tax..........             4,321           12,962
                                                                                 --------------    -------------
      Adjusted net earnings..................................................    $        6,677    $      20,955
                                                                                 ==============    =============

Earnings per share--Basic:
   Reported earnings per share...............................................    $         0.04    $        0.13
   Impact of goodwill and trademark amortization expense, net of tax.........              0.07             0.21
                                                                                 --------------    -------------
      Adjusted earnings per share--Basic.....................................    $         0.11    $        0.34
                                                                                 ==============    =============

Earnings per share--Diluted:
   Reported earnings per share...............................................    $         0.04    $        0.14
   Impact of goodwill and trademark amortization expense, net of tax.........              0.07             0.21
                                                                                 --------------    -------------
      Adjusted earnings per share--Diluted...................................    $         0.11    $        0.35
                                                                                 ==============    =============

3. IMPACT OF NEW TAX REGULATIONS

     On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc. during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care Inc. to offset capital gains during the statutory five-year carry forward period. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million, or $.22 per diluted share for the nine months ended September 28, 2002, in the first quarter of 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance, as we do not currently expect to realize it. The tax benefit related to the new regulations, recorded in the first quarter, does not impact our effective tax rate for the remainder of the year. We expect our effective tax rate for the fourth quarter of fiscal 2002 to be between 36% - 37% of earnings before income taxes.

4. RESTRUCTURING AND IMPAIRMENT COSTS

     In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $.07 per diluted share for the nine months ended September 28, 2002, as a result of our decision to close our Watervliet, New York plastic molding facility. The Watervliet facility manufactures component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement. Severance and other exit costs related to the termination of employees approximate $3.4 million and are included as a component of accrued

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RESTRUCTURING AND IMPAIRMENT COSTS (CONTINUED)

expenses. The write-off of assets associated with the closure of the facility is approximately $4.2 million, which reduced our total property, plant and equipment. Our expenditures were $0.8 million related to severance and other exit costs as of September 28, 2002. The net after tax cash outflow associated with this plant closing is estimated to be approximately $1.5 million.

5. COMPREHENSIVE EARNINGS

     For the three and nine months ended September 28, 2002 and September 29, 2001 foreign currency translation adjustment was the only reconciling item between net earnings and comprehensive earnings. Our comprehensive earnings were (unaudited, in thousands):

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  -----------------------------     -----------------------------
                                                                  SEPTEMBER 28,   SEPTEMBER 29,     SEPTEMBER 28,   SEPTEMBER 29,
                                                                      2002            2001              2002            2001
                                                                  -------------   -------------     -------------   -------------
Net earnings..................................................    $       8,886   $       2,356     $      41,741   $       7,993
Foreign currency translation adjustment.......................             (337)            (55)              292            (415)
                                                                  -------------   -------------     -------------   -------------
   Comprehensive earnings.....................................    $       8,549   $       2,301     $      42,033   $       7,578
                                                                  =============   =============     =============   =============

6. BALANCE SHEET COMPONENTS

     The components of certain balance sheet accounts are as follows (in thousands):

                                                                                           SEPTEMBER 28,     DECEMBER 29,
                                                                                               2002              2001
                                                                                          --------------    -------------
                                                                                           (Unaudited)
Cash................................................................................      $       27,329    $      27,103
Cash--lock box(1)...................................................................              11,154            6,903
                                                                                          --------------    -------------
    Net.............................................................................      $       38,483    $      34,006
                                                                                          ==============    =============

-----------
(1) Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 8).

Receivables.........................................................................      $       33,484    $      33,767
Less allowance for doubtful accounts................................................              (1,491)          (1,276)
                                                                                          --------------    -------------
    Net.............................................................................      $       31,993    $      32,491
                                                                                          ==============    =============

Inventories:
  Raw materials.....................................................................      $       17,887    $      23,715
  Work in process...................................................................               2,112            1,934
  Finished goods....................................................................              53,227           56,544
                                                                                          --------------    -------------
    Total...........................................................................      $       73,226    $      82,193
                                                                                          ==============    =============

Net property, plant and equipment:
    Land............................................................................      $        2,326    $       2,376
    Buildings.......................................................................              39,818           41,047
    Machinery and equipment.........................................................             186,862          186,557
                                                                                          --------------    -------------
                                                                                                 229,006          229,980
    Less accumulated depreciation...................................................            (108,550)        (105,219)
                                                                                          --------------    -------------
      Net...........................................................................      $      120,456    $     124,761
                                                                                          ==============    =============

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BALANCE SHEET COMPONENTS (CONTINUED)

                                                                                           SEPTEMBER 28,     DECEMBER 29,
                                                                                               2002             2001
                                                                                          --------------    -------------
                                                                                           (Unaudited)
Accrued expenses:
  Advertising and sales promotion...................................................      $       11,683    $      20,687
  Employee compensation and benefits................................................              13,920           14,743
  Interest..........................................................................              16,024            6,398
  Insurance.........................................................................               2,280            3,238
  Restructuring charge..............................................................               2,576               --
  Other.............................................................................              27,019           20,310
                                                                                          --------------    -------------
    Total...........................................................................      $       73,502    $      65,376
                                                                                          ==============    =============

7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                           SEPTEMBER 28,     DECEMBER 29,
                                                                                               2002             2001
                                                                                          --------------    -------------
                                                                                           (Unaudited)
Variable rate indebtedness:
  Term A Loan.......................................................................      $           --    $      76,000
  Term B Loan.......................................................................                  --          395,800
  Term C Loan.......................................................................             447,750               --
  Revolving Credit Facility.........................................................                  --           17,000
Fixed rate indebtedness:
  9 3/8% Senior Subordinated Notes due 2011.........................................             350,000          350,000
  6% Convertible Subordinated Notes due 2004........................................              50,000           50,000
                                                                                          --------------    -------------
                                                                                                 847,750          888,800
  Less current maturities...........................................................              (2,250)              --
                                                                                          --------------    -------------
    Total long-term debt............................................................      $      845,500    $     888,800
                                                                                          ==============    =============

     On May 29, 2002, we amended our senior secured credit facility (the "Credit Facility") and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million. Borrowings under the Term C Loan are less costly to us than borrowings under either the Term A Loan or Term B Loan. Under the Term C Loan, at our option, we pay LIBOR plus 2.25% for borrowings compared to LIBOR plus 2.75% for the Term A Loan and LIBOR plus 3.0% for the Term B Loan. The Term C Loan matures May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: approximately $4.5 million per year in fiscal years 2003 through 2007, approximately $213.7 million in 2008, and $211.5 million in 2009. In September 2002, we paid our first semi-annual payment on the Term C Loan. This payment of approximately $2.3 million was due in November 2002. We recorded an extraordinary loss associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan during the second quarter of 2002 of $3.7 million, net of income tax benefits of $2.2 million. We paid the administrative agent for the term loans $3.5 million to amend the Credit Facility. This amount has been deferred and is being amortized over the remaining life of the Term C Loan.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LONG-TERM DEBT (CONTINUED)

     On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

     - $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes"), and

     -    a Credit Facility consisting of:

          - a six-year $100.0 million Term A Loan, subsequently repaid on May 29, 2002,
          - an eight-year $400.0 million Term B Loan, subsequently repaid on May 29, 2002, and
          - a six-year $125.0 million Revolving Credit Facility.

In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a newly formed wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The total amount available to us under the Receivables Facility is up to $100.0 million, depending primarily on the amount of receivables generated by us, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility (see Note 8). Proceeds from the draw down on the Receivables Facility of amounts greater than $75.0 million must be used to repay the term loan, the first time such amounts are utilized.

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

     The Convertible Notes are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date. The Convertible Notes are convertible into approximately 2.6 million shares of our common stock. The conversion price is approximately $19.15 per common share. The Convertible Notes mature on January 31, 2004. On November 6, 2002, we redeemed, $20.0 million principal amount of our Convertible Notes for an aggregate consideration of approximately $20.3 million, including accrued and unpaid interest to the redemption date (see Subsequent Event Note 12).

     The rates of interest we pay under the Credit Facility vary over time depending on short-term interest rates and the credit rating assigned to the Credit Facility. We also pay fees on our Revolving Credit Facility commitments, which vary depending on our credit rating. Loans made under the Revolving Credit Facility will mature on May 22, 2007. At September 28, 2002, we had $122.8 million of unused borrowings available to us under the Revolving Credit Facility, net of outstanding letters of credit.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LONG-TERM DEBT (CONTINUED)

     Our indebtedness at September 28, 2002 consists of $400.0 million in fixed rate debt and $447.7 million of variable rate debt. Our fixed rate debt consists of the 9 3/8% Notes and the Convertible Notes and our variable rate debt consists of the amounts borrowed under the Term C Loan. We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At September 28, 2002, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at September 28, 2002, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

     The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates.

     - Our weighted average variable interest rate was 4.11% for the three months ended September 28, 2002 compared to 6.62% for the three months ended September 29, 2001.

     - At September 28, 2002, our variable interest rate was 4.11% compared to 6.22% at September 29, 2001.

     The provisions of the credit agreement for our Credit Facility require us to meet certain financial covenants and ratios and include limitations and restrictions, including:

     -  indebtedness and liens,
     -  major acquisitions or mergers,
     -  capital expenditures and asset sales,
     -  certain dividends and other distributions,
     -  the application of excess cash flow, and
     - prepayment and modification of all indebtedness or equity capitalization.

     The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted.

8. RECEIVABLES FACILITY

     On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, special purpose bankruptcy remote subsidiary of ours; Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Proceeds from the draw down on the Receivables Facility of amounts greater than $75.0 million must be used to repay the term loan, the first time such amounts are utilized. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

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

     At September 28, 2002, Playtex A/R LLC had $86.5 million of receivables, of which $5.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2002, we sold in aggregate approximately $594.1 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $557.9 million of cash.

     We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.5 million for the third quarter of 2002 and $2.1 million for the nine months ended September 28, 2002, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

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

     Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit. In May 2002, the Receivables Facility was extended through May 2003. The Receivables Facility may be terminated prior to its term in the event of:

     -  nonpayment of fees or other amounts when due,
     -  violation of covenants,
     - failure of any representation or warranty to be true in all material respects when made,
     -  bankruptcy events,
     -  material judgments,
     -  defaults under the Receivables Facility,
     -  a servicing default, and
     - a downgrade in the Senior Secured Credit Facility to less than B- by S&P and less than B3 by Moody's.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. BUSINESS SEGMENTS

     We are organized in three divisions:

     Our PERSONAL PRODUCTS DIVISION includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

     -  PLAYTEX disposable nurser system, cups and reusable hard bottles
     -  WET ONES hand and face towelettes
     -  DIAPER GENIE diaper disposal system
     -  BABY MAGIC infant toiletries
     -  MR. BUBBLE children's bubble bath
     -  BABY MAGIC baby wipes, and
     -  BINKY pacifiers.

     The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons marketed under such brand names as PLAYTEX: GENTLE GLIDE, SILK GLIDE and SLIMFITS. In addition, the Feminine Care product category includes a personal cleansing wipe for use in feminine hygiene and a new heat therapy patch, introduced in the second quarter of 2002, for menstrual cramps.

     Our CONSUMER PRODUCTS DIVISION includes Sun Care, Household Products, and Personal Grooming products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade.

     SUN CARE
     -  BANANA BOAT

     HOUSEHOLD PRODUCTS
     -  PLAYTEX Gloves
     -  WOOLITE rug and upholstery cleaning products

     PERSONAL GROOMING
     -  BINACA breath spray and drops
     -  OGILVIE at-home permanents
     -  TUSSY deodorant
     -  DENTAX oral care products, and
     -  TEK toothbrushes

     Our INTERNATIONAL/CORPORATE SALES DIVISION includes:

     - Sales to specialty classes of trade in the United States including: warehouse clubs, military, convenience stores, specialty stores, and telemarketing
     -  export sales
     -  sales in Puerto Rico
     -  results from our Canadian and Australian subsidiaries
     -  sales of private label tampons

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. BUSINESS SEGMENTS (CONTINUED)

     The results of our divisions for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows (dollars in thousands):

                                                                                              THREE MONTHS ENDED
                                                                       ------------------------------------------------------------
                                                                            SEPTEMBER 28, 2002               SEPTEMBER 29, 2001(1)
                                                                       ----------------------------       -------------------------
                                                                           NET            PRODUCT             NET         PRODUCT
                                                                          SALES           CONTRIB.           SALES        CONTRIB.
                                                                       -----------       ----------       -----------    ----------
Personal Products.................................................     $   106,148        $  49,436       $   105,446    $   48,686
Consumer Products.................................................          20,639            3,038            21,959         2,595
International/Corporate Sales.....................................          34,780           16,537            31,395        14,510
Unallocated Charges(2)............................................              --             (207)               --          (138)
                                                                       -----------       ----------       -----------    ----------
  Total Consolidated..............................................     $   161,567           68,804       $   158,800        65,653
                                                                       ===========                        ===========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution, research and administrative................                           39,803                          36,439
Amortization of intangibles.......................................                              241                           5,515
                                                                                         ----------                      ----------
  Operating earnings..............................................                        $  28,760                      $   23,699
                                                                                         ==========                      ==========

                                                                                               NINE MONTHS ENDED
                                                                       ------------------------------------------------------------
                                                                            SEPTEMBER 28, 2002               SEPTEMBER 29, 2001(1)
                                                                       ----------------------------       -------------------------
                                                                           NET            PRODUCT             NET         PRODUCT
                                                                          SALES           CONTRIB.           SALES        CONTRIB.
                                                                       -----------       ----------       -----------    ----------
Personal Products.................................................     $   324,652        $ 156,758       $   318,011    $  141,188
Consumer Products.................................................         129,778           38,698           139,651        50,223
International/Corporate Sales.....................................         105,440           49,256            99,198        45,113
Unallocated Charges(2)............................................              --             (457)               --          (638)
                                                                       -----------       ----------       -----------    ----------
    Total Consolidated............................................     $   559,870          244,255       $   556,860       235,886
                                                                       ===========                        ===========
RECONCILIATION TO OPERATING EARNINGS:
Selling, distribution, research and administrative................                          119,256                         109,997
Restructuring and asset impairment................................                            7,599                              --
Amortization of intangibles.......................................                              692                          16,545
                                                                                         ----------                      ----------
    Operating earnings............................................                        $ 116,708                      $  109,344
                                                                                         ==========                      ==========

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE

     The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and nine months ended September 28, 2002 and September 29, 2001 (unaudited, in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                ---------------------------------    ------------------------------
                                                                   SEPTEMBER 28,    SEPTEMBER 29,     SEPTEMBER 28,   SEPTEMBER 29,
                                                                       2002             2001              2002            2001
                                                                ----------------  ---------------    --------------   -------------
NUMERATOR:
----------
Earnings before extraordinary loss and change
 in accounting principles--as reported........................          $  8,886        $   2,356        $   57,899      $   27,329
EFFECT OF DILUTIVE SECURITIES:
------------------------------
 Adjustment for interest on Convertible Notes.................                --               --             1,419             946
                                                                        --------        ---------        ----------      ----------
Earnings before extraordinary loss and change in
 accounting principles adjusted for assumed dilutive
 conversions..................................................             8,886            2,356            59,318          28,275
Extraordinary loss............................................                --               --            (3,735)        (19,336)
Cumulative effect of change in accounting principles..........                --               --           (12,423)             --
                                                                        --------        ---------        ----------      ----------
   Net earnings--as adjusted..................................          $  8,886        $   2,356        $   43,160      $    8,939
                                                                        ========        =========        ==========      ==========

DENOMINATOR:
------------
Weighted average shares outstanding--Basic....................            61,211           61,024            61,126          60,995
EFFECT OF DILUTIVE SECURITIES:
------------------------------
 Adjustment for dilutive effect of employee stock
  options.....................................................               285              165               436             118
 Adjustment for dilutive effect of Convertible Notes..........                --               --             2,611           1,741
                                                                        --------        ---------        ----------      ----------
   Weighted average shares outstanding--Diluted...............            61,496           61,189            64,173          62,854
                                                                        ========        =========        ==========      ==========

EARNINGS PER SHARE--BASIC:
--------------------------
Earnings before extraordinary loss and change
 in accounting principles.....................................          $   0.15        $    0.04        $     0.94      $     0.45
Extraordinary loss............................................                --               --             (0.06)          (0.32)
Cumulative effect of change in accounting principles..........                --               --             (0.20)             --
                                                                        --------        ---------        ----------      ----------
   Earnings per share.........................................          $   0.15        $    0.04        $     0.68      $     0.13
                                                                        ========        =========        ==========      ==========

EARNINGS PER SHARE--DILUTED:
----------------------------
Earnings before extraordinary loss and change
 in accounting principles.....................................          $   0.14        $    0.04        $     0.92      $     0.45
Extraordinary loss............................................                --               --             (0.06)          (0.31)
Cumulative effect of change in accounting principles..........                --               --             (0.19)             --
                                                                        --------        ---------        ----------      ----------
    Earnings per share........................................          $   0.14        $    0.04        $     0.67      $     0.14
                                                                        ========        =========        ==========      ==========

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

12. SUBSEQUENT EVENT

     On November 6, 2002, we redeemed $20.0 million principal amount of our Convertible Notes for an aggregate consideration of approximately $20.3 million, including accrued and unpaid interest to the redemption date. The remaining $30.0 million principal of Convertible Notes mature on January 31, 2004 and are convertible into approximately 1.6 million shares of our common stock. The conversion price is approximately $19.15 per common share (see
Note 7).

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in
Item I. of our Annual Report on Form 10-K for the year ended December 29, 2001, and:

     -  price and product changes,
     -  promotional activity by competitors,
     -  the loss or bankruptcy of a significant customer,
     -  capacity limitations,
     -  the difficulties of integrating acquisitions,
     -  raw material and manufacturing costs,
     -  adverse publicity and product liability claims,
     -  impact of weather conditions, especially on Sun Care product sales,
     -  our level of debt,
     -  interest rate fluctuations,
     -  future cash flows,
     -  dependence on key employees, and
     -  highly competitive nature of consumer products business.

     You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it's impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

     - the reported amounts and timing of revenue and expenses,
     - the reported amounts and classification of assets and liabilities, and
     - the disclosure of contingent liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware (see Management's Discussion and Analysis-Critical Accounting Policies). As part of our customary review and reconciliation process, we periodically record adjustments to our accounting estimates. During the second quarter ended June 29, 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season. Also, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

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

ITEMS AFFECTING COMPARABILITY

     Our results for the third quarter of 2002 are for the 13-week period ended September 28, 2002 and our results for the third quarter of 2001 are for the 13-week period ended September 29, 2001. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. The market share data provided in this Quarterly Report on Form 10-Q does not include scanner/consumption data from certain retailers including Wal-Mart Stores, Inc. ("Wal-Mart"), as they ceased providing this information to third parties. All prior period market share data has been revised to reflect the elimination of data from Wal-Mart.

     Effective December 30, 2001, the start of our fiscal year 2002, we adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives." and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." As a result of the adoption of EITF's 00-14 and 00-25, we reclassified certain previously reported selling, general and administrative expenses to offset net sales for the three and nine months ended September 29, 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share (see Note 2). We also reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses.

     We also adopted, on December 30, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that are determined to have indefinite lives. Had we accounted for goodwill and other intangible assets under SFAS No. 142 for fiscal 2001, our reported net earnings and earnings per share would have increased $4.3 million or $.07 per diluted share for the third quarter of 2001 and $13.0 million or $.21 per diluted share for the nine month period ended September 29, 2001 (see Note 2). Also in connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, in the first quarter of 2002, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million. For the nine-month period ended September 28, 2002, the impact on a diluted per share basis was $.19 (see Note 2). The adoption of SFAS No. 141 had no impact on our earnings.

     On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, in the first quarter of 2002, we recorded a tax benefit of $14.3 million. For the nine month period ended September 28, 2002 the impact on a diluted share basis was $.22 (see Note 3).

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO
  THREE MONTHS ENDED SEPTEMBER 29, 2001

CONSOLIDATED NET SALES--Our consolidated net sales increased $2.8 million, or 2%, to $161.6 million in the third quarter of 2002.

     PERSONAL PRODUCTS DIVISION--Net sales increased $0.7 million, or 1%, to $106.1 million in the third quarter of 2002.

               Net sales of INFANT CARE products decreased $1.4 million, or 2%, to $53.9 million in the third quarter of 2002. The decrease in net sales was due primarily to softness in the disposable feeding category likely due, in part, to the cost differential between disposable feeding systems and hard bottles in a weakened economy, a continued decline in our non-core baby wipes business and softness in Mr. Bubble due to competitive activity. Our Infant Care businesses have been very competitive in recent periods, especially in our Infant Feeding and Baby Toiletries categories. During 2002, we introduced a number of new products in these categories such as our new INSULATOR spill-proof Cup and BABY MAGIC Calming Milk products. Over the past four quarters, our market shares have stabilized in Infant Feeding and Baby Toiletries at approximately 35.0% and 8.4%, respectively. We believe these categories will remain highly competitive in the future and we will continue to defend our market share positions with new products supported with targeted advertising and promotional activity.

               Net sales of FEMININE CARE products increased $2.1 million, or 4%, to $52.2 million in the third quarter of 2002. Our dollar market share in Tampons increased 0.4 percentage points in the third quarter of 2002, to 30.3%, from 29.9% in the third quarter of 2001. Our retail consumption of Tampons declined 0.8% while the category declined 2.2%. Our Tampon business remains strong as retail consumption of our products continue to outpace the category. This strength provides a solid base from which to aggressively defend against the recent competitive launch in the plastic applicator segment. We anticipate an increase in our promotional spending in upcoming periods as part of that defense. Additionally, our net sales results benefited from PLAYTEX HEAT THERAPY, a new product that we introduced late in the second quarter of 2002, and PLAYTEX Personal Cleansing Cloths, which were introduced in the first quarter of 2001. PLAYTEX HEAT THERAPY provides women suffering from menstrual pain a discrete method to soothe pain with a comforting heat patch that lasts for hours. The patch can be used anywhere on the body and is effectively merchandised as a complementary product in the feminine care aisle. PLAYTEX Personal Cleansing Cloths continues to grow as the number one brand in a small but growing complementary segment for our feminine care line.

     CONSUMER PRODUCTS DIVISION--Net sales decreased $1.3 million, or 6%, to $20.6 million in the third quarter of 2002.

               Net sales of SUN CARE products decreased $1.3 million in the third quarter of 2002. The sun care business is highly seasonal and the third quarter is typically the lowest quarterly period for net sales. By the end of the third quarter, the seasonal consumption of Sun Care products is essentially complete. We had a strong 2002 season as evidenced by a season to date increase in consumption of 5.1%. Category consumption for this same period increased less than 1%. For the third quarter, our dollar market share of the Sun Care category increased 0.6 percentage points to 22.8%, from 22.2% in the third quarter of 2001. Our retail consumption grew 6.1% while the category increased 3.2%.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

               Net sales of HOUSEHOLD PRODUCTS increased $1.6 million, or 13%, to $14.1 million in the third quarter of 2002. Our dollar market share for the WOOLITE rug and upholstery cleaning business increased 2.5 percentage points in the third quarter of 2002, to 24.4%, from 21.9% in the third quarter of 2001. Our retail consumption increased 5.7% while the category declined 5.5%. Our success was the result of two recently introduced products. We introduced WOOLITE POWER SHOT in the fourth quarter of 2001 and WOOLITE OXY DEEP in the third quarter of 2002. WOOLITE POWER SHOT Is a deep penetrating carpet cleaner that has consistently grown its retail consumption since its introduction. WOOLITE OXY DEEP is a carpet cleaner formulated with an oxygen-activated formula that removes the toughest spots and stains. In Gloves, our dollar market share declined 1.4 percentage points in the third quarter of 2002, to 30.4%, from 31.8% in the third quarter of 2001. The decrease in market share was due to competitive activities, and an increase in private label, which is not uncommon during weaker economic climates. The overall Gloves category declined 6.1% versus the same quarter in 2001.

               Net sales of PERSONAL GROOMING products decreased $1.6 million, or 18%, to $7.1 million in the third quarter of 2002. Both the home permanent and breath fresheners (spray and drops) categories have continued to experience declines in retail consumption. We continue to hold strong leadership positions in these categories. For the third quarter, OGILVIE increased its dollar market share to 73.0% of the home perms/straighteners category while BINACA increased its dollar market share to 40.2% of the breath freshener (spray and drops) category.

     INTERNATIONAL/CORPORATE SALES DIVISION--Net sales increased $3.4 million, or 11%, to $34.8 million in the third quarter of 2002. The increase was due primarily to higher Tampon net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 9% compared to the third quarter of 2001. We believe this growth was due primarily to the increased focus on these distribution channels.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit increased $2.2 million, or 3%, to $85.5 million in the third quarter of 2002. As a percent of net sales, gross profit increased 0.5 percentage points, to 52.9% in the third quarter of 2002. The increase in gross profit and gross profit as a percent of net sales was due to the increase in net sales, the mix of products sold and favorable product cost.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution increased $3.2 million, or 5%, to $68.8 million in the third quarter of 2002. As a percent of net sales, product contribution increased 1.3 percentage points to 42.6% in the third quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher gross profit and lower overall advertising and sales promotion expenses.

     PERSONAL PRODUCTS DIVISION--Product contribution increased $0.8 million, or 2%, to $49.4 million in the third quarter of 2002. As a percent of net sales, product contribution increased 0.4 percentage points to 46.6% in the third quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and favorable mix of products sold.

     CONSUMER PRODUCTS DIVISION--Product contribution increased $0.4 million, or 17%, to $3.0 million in the third quarter of 2002. As a percent of net sales, product contribution increased 2.9 percentage points to 14.7% in the third quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to lower advertising and sales promotion expenses, which more than offset lower net sales.

     INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $2.0 million, or 14%, to $16.5 million in the third quarter of 2002. As a percent of net sales, product contribution increased 1.3 percentage points to 47.5% in the third quarter of 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings increased $5.1 million, or 21%, to $28.8 million in the third quarter of 2002. The increase in operating earnings was the result of a reduction in intangible amortization expense of $5.3 million in the third quarter of 2002. This was the result of our implementation of SFAS No. 142 (see Note 2). Assuming SFAS No. 142 was implemented on December 31, 2000, the start of our fiscal year 2001, our operating earnings would have been essentially flat versus the prior year.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense decreased $3.7 million, or 21%, to $14.2 million in the third quarter of 2002. The decrease in interest expense was due to the combined impact of:

   - Lower average debt balances. Our average debt for the third quarter of 2002 was less than the comparable period by $43.3 million, or 5%, due to debt repayments.
   - Lower interest rates when compared to the prior year. Our weighted average variable interest rate in the third quarter of 2002 was 4.11% compared to 6.62% in the third quarter of 2001.

CONSOLIDATED OTHER EXPENSES--Our consolidated other expenses decreased $0.1 million, or 19%, to $0.5 million in the third quarter of 2002. This decrease was due primarily to lower LIBOR rates in the third quarter of 2002 coupled with lower average Receivable Facility usage in the third quarter of 2002 compared to the third quarter of 2001. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes increased $2.3 million, or 83%, to $5.2 million in the third quarter of 2002. As a percent of pre-tax earnings, our effective tax rate decreased 17.7 percentage points to 36.7% of earnings before income taxes and extraordinary loss. We expect our effective tax rate, for the fourth quarter of 2002, to be approximately 37% of earnings before income taxes. Our effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives (see Note 2). A portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which drove our effective rate up.

NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO
   NINE MONTHS ENDED SEPTEMBER 29, 2001

CONSOLIDATED NET SALES--Our consolidated net sales increased $3.0 million, or approximately 1%, to $559.9 million for the nine months ended September 28, 2002.

     PERSONAL PRODUCTS DIVISION--Net sales increased $6.6 million, or 2%, to $324.7 million for the nine months ended September 28, 2002.

               Net sales of INFANT CARE products decreased $4.2 million, or 2%, to $172.8 million for the nine months ended September 28, 2002. Excluding our non-core baby wipes business our net sales would have been essentially flat compared to the nine months ended September 29, 2001. The Infant Care category has been extremely competitive, especially in our Infant Feeding and Baby Toiletries businesses. In Infant Feeding, our dollar market share decreased 2.3 percentage points for the nine months ended September 28, 2002, to 35.0%, from 37.3% for the nine months ended September 29, 2001 and in Baby Toiletries our dollar market share decreased 0.7 percentage points for the nine months ended September 28, 2002, to 8.4%, from 9.1% for the nine months ended September 29, 2001. Despite these market share losses, we remain the number one and number two branded products, based on dollar market share, in the Infant Feeding and Baby Toiletries categories, respectively. We have recently introduced a number of new products across many of the Infant Care categories in which we compete. We introduced an innovative new cup product, the PLAYTEX INSULATOR, which keeps the contents of the cup cooler and fresher longer than non-insulated cups in mid-February of 2002. New BABY MAGIC products, introduced in the fourth quarter of 2001, include a foaming

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

          hair and body wash and foaming shampoo. We also revised our packaging graphics and product dispensing applications to enhance consumer awareness and improve ease of use. In addition, in the second quarter of 2002 we introduced a new line of BABY MAGIC Calming Milk products including a foaming bath, bath lotion and massage lotion. In WET ONES we introduced, late in the first quarter of 2002, WET ONES FLUSHABLES, a new product for use in the bathroom. This is a new category for our WET ONES product line. In Disposables we introduced a new premium Nurser, which includes a formula stirring disk and new advertising and revised packaging graphics. In Diaper Pails, we made improvements to our DIAPER GENIE diaper disposal unit and introduced, during the first quarter of 2002, a new toddler film refill liner. We believe product innovation is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring added value to consumers.

               Net sales of FEMININE CARE products increased $10.8 million, or 8%, to $151.9 million for the nine months ended September 28, 2002. Our dollar market share in Tampons increased 0.5 percentage points for the nine months ended September 28, 2002, to 30.4%, from 29.9% in the comparable period of 2001. Our retail consumption of Tampons grew 0.2% while the category declined 1.2%. Our comparative net sales results benefited from two new products: PLAYTEX Personal Cleansing Cloths were introduced early in 2001 and have grown to be a number one brand in a small but growing complementary segment for us, and PLAYTEX HEAT THERAPY, introduced late in the second quarter of 2002, provides women suffering from menstrual pain a discrete method to soothe pain with a comforting heat patch that lasts for hours. The patch can be used anywhere on the body and is effectively merchandised as a complementary product in the feminine care aisle. These two new products extend our franchise in feminine care product offerings.

     CONSUMER PRODUCTS DIVISION-- Net sales decreased $9.9 million, or 7%, to $129.8 million for the nine months ended September 28, 2002.

               Net sales of SUN CARE products decreased $6.3 million, or 8%, to $73.0 million for the nine months ended September 28, 2002. Our dollar market share of the Sun Care category increased 0.9 percentage points for the nine months ended September 28, 2002, to 22.1%, from 21.2% for the comparative period of 2001. Our retail consumption grew 5.1% while the category increased 0.7%. Our results, at retail, benefited from two new products for the 2002 Sun Care season, VITASKIN and INDOOR TANNING. Our net sales decline was primarily due to a change in estimates of our sales returns reserve of $3.3 million, which we booked during the second quarter of 2002, relating to higher than expected Sun Care returns from the 2001 Sun Care season. This adjustment resulted from a few key accounts that unexpectedly returned product. We initiated a more proactive approach to managing late season shipments to retailers in the end of the second quarter of 2002, which continued into the third quarter. We expect this initiative will also impact our fourth quarter shipments as well. We believe this initiative will facilitate a reduction in product returns, thus reducing the overall costs associated with Sun Care, as we better align shipment patterns with consumption patterns for next season.

               Net sales of HOUSEHOLD PRODUCTS increased $0.3 million, or 1%, to $33.9 million for the nine months ended September 28, 2002. Our market share for the WOOLITE rug and upholstery cleaning business grew to 23.2% for the nine months ended September 28, 2002, an increase of 2.1 percentage points compared to the nine months ended September 29, 2001. Retail consumption of WOOLITE increased 9.4%, while the category decreased 0.8%. Our market share results benefited from WOOLITE POWER SHOT a deep penetrating carpet cleaner that we introduced late in 2001. Our net sales results also benefited from shipments of WOOLITE OXY DEEP, an oxygenated deep cleaning spot and stain product introduced in the third quarter. In Gloves, our dollar market share decreased 2.2 percentage points for the nine months ended September 28, 2002, to 30.8%, from 33.0% for the comparable period of 2001. The decrease in market share was due to competitive activities and an increase in private label, which is not unusual during tough economic times. The overall Glove market declined by 4% versus the same period in 2001.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

               Net sales of PERSONAL GROOMING products decreased $3.8 million, or 14%, to $22.9 million for the nine months ended September 28, 2002, primarily due to weakness in the home perms/straighteners and breath freshener (spray and drops) categories. Our largest Personal Grooming brand, OGILVIE increased its dollar market share to 72.0% of the home perms/straighteners category, which was a gain of 1.0 percentage point compared to the nine months ended September 29, 2001. Retail consumption in the home perms/straighteners category declined 14.4%. BINACA increased its dollar market share to 38.1% of the breath freshener (spray and drops) category, which was a gain of 2.9 percentage points compared to the comparable period of 2001 Retail consumption in the breath fresheners (spray and drops) category declined 20.5%. The decline experienced in the breath fresheners (spray and drops) category is due to a competitor's successful launch of a breath strip product.

     INTERNATIONAL/CORPORATE SALES DIVISION-- Net sales increased $6.2 million, or 6%, to $105.4 million for the nine months ended September 28, 2002. A significant portion of this increase was due to higher Sun Care net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 13% for the nine months ended September 28, 2002 compared to the comparable period of 2001. We believe this growth was due primarily to the increased focus on these distribution channels.

CONSOLIDATED GROSS PROFIT--Our consolidated gross profit increased $5.8 million, or 2%, to $310.4 million for the nine months ended September 28, 2002. As a percent of net sales, gross profit increased 0.7 percentage points, to 55.4% for the nine months ended September 28, 2002. The increase in gross profit and gross profit as a percent of net sales was due primarily to the mix of products sold and favorable product cost.

CONSOLIDATED PRODUCT CONTRIBUTION--Our consolidated product contribution increased $8.4 million, or 4%, to $244.3 million for the nine months ended September 28 2002. As a percent of net sales, product contribution increased 1.2 percentage points to 43.6% for the nine months ended September 28, 2002. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher gross profit and lower overall advertising and sales promotion expenses.

     PERSONAL PRODUCTS DIVISION--Product contribution increased $15.6 million, or 11%, to $156.8 million for the nine months ended September 28, 2002. As a percent of net sales, product contribution increased 3.9 percentage points to 48.3% for the nine months ended September 28, 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales, product mix, favorable product cost, and lower advertising and sales promotion expenses.

     CONSUMER PRODUCTS DIVISION--Product contribution decreased $11.5 million, or 23%, to $38.7 million for the nine months ended September 28, 2002. As a percent of net sales, product contribution decreased 6.2 percentage points to 29.8% for the nine months ended September 28, 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses. Contributing to the decrease was a reduction of our net sales for Sun Care due to higher than expected returns from the 2001 Sun Care season, which negatively impacted our reported product contribution by $2.0 million.

     INTERNATIONAL/CORPORATE SALES DIVISION--Product contribution increased $4.1 million, or 9%, to $49.3 million for the nine months ended September 28, 2002. As a percent of net sales, product contribution increased 1.2 percentage points to 46.7% for the nine months ended September 28, 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit, offset slightly by increased promotion expenses.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

CONSOLIDATED OPERATING EARNINGS--Our consolidated operating earnings increased $7.4 million, or 7%, to $116.7 million for the nine months ended September 28, 2002. The increase in operating earnings was the result of our higher gross profit and product contribution, as discussed. Our operating earnings also benefited from a reduction in intangible amortization expense of $15.9 million, which was offset, in part, by a restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 4). The reduction in amortization expense was the result of our implementation of SFAS No. 142 (see Note 2). Assuming SFAS No. 142 was implemented on December 31, 2000, the start of our fiscal year 2001, and excluding the restructuring and asset impairment charge, our operating earnings would have decreased $0.9 million compared to the comparable period of 2001. This decrease is the result of higher selling, general and administrative expenses offset, in part, by higher product contribution, as discussed.

CONSOLIDATED INTEREST EXPENSE, NET--Our consolidated interest expense decreased $13.6 million, or 23%, to $45.5 million for the nine months ended September 28, 2002. The decrease in interest expense was due to the combined impact of:

   - Lower average debt balances. Our average debt for the nine months ended September 28, 2002 was less than the comparable period by $58.2 million, or 6%, due to:
      -  the establishment of the Receivables Facility (see Note 8) in May 2001,
      - the prepayment of scheduled principal payments on our Term A Loan and our Term B Loan in the third and fourth quarters of 2001, and
      - our repayment of the $471.8 million outstanding on the Term A and Term B Loans, on May 29, 2002, with the issuance of a new $450.0 million Term C Loan and $21.8 million of cash (see Note 7).
   - Lower interest rates when compared to the prior year. Our weighted average variable interest rate for the nine months ended September 28, 2002 was 4.64% compared to 7.24% for the nine months ended September 29, 2001.

CONSOLIDATED OTHER EXPENSES--Our consolidated other expenses increased $0.4 million, or 21%, to $2.1 million for the nine months ended September 28, 2002. In late May 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 7 and 8). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

CONSOLIDATED INCOME TAXES--Our consolidated income taxes decreased $10.0 million, or 47%, to $11.2 million for the nine months ended September 28, 2002. As a percent of pre-tax earnings, our effective tax rate decreased 27.4 percentage points to 16.2% of earnings before income taxes, extraordinary loss and cumulative effect of change in accounting principles. In the first quarter of 2002, we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 3). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care Inc., which we sold during fiscal 1999. We expect our effective tax rate, for the fourth quarter of 2002, to be approximately 37% of earnings before income taxes. This effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives (see Note 2). A portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which drove our effective rate up.

EXTRAORDINARY LOSS--On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 7). We recorded an extraordinary loss during the second quarter ended June 29, 2002 of $3.7 million, net of income tax benefits of $2.2 million, associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan.

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

FINANCIAL CONDITION AND LIQUIDITY

     One of our major corporate objectives has been to reduce our outstanding indebtedness and lower our borrowing costs. We reduced our indebtedness by:
$56.3 million in fiscal 2000; $42.8 million in fiscal 2001; and $41.1 million for the first nine months of 2002. Highlights of this strategy include:

  - On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). We issued $350.0 million principal amount of 9 3/8% Notes, entered into a new senior secured credit facility (the "Credit Facility") consisting of a six-year $100.0 million Term A Loan, a eight-year $400.0 million Term B Loan, and a six-year $125.0 million Revolving Credit Facility. Also, as part of the Refinancing Transaction, we entered into a Receivables Facility through a newly formed special purpose bankruptcy remote subsidiary, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all outstanding balances under our prior credit agreement. In addition, we extinguished our 9% Senior Subordinated Notes due 2003 (the "9% Notes") and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"). As mentioned above, on May 29, 2002 we paid-off the Term A Loan and Term B Loan by amending the Credit Facility and issuing a new $450.0 million Term C Loan.

  - On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million. Borrowings under the Term C Loan are less costly to us than borrowings under either the Term A Loan or Term B Loan. The interest rate, at our option, is LIBOR plus 2.25% for the Term C Loan compared to LIBOR plus 2.75% for the Term A Loan and LIBOR plus 3.0% for the Term B Loan. The Term C Loan matures May 31, 2009.

  - On November 6, 2002, subsequent to the balance sheet date of this quarterly report on Form 10-Q (see Note 12), we redeemed $20.0 million principal amount of our Convertible Notes, with an interest rate of 6%, for an aggregate consideration of approximately $20.3 million, including accrued and unpaid interest to the redemption date. The remaining $30.0 million principal amount of Convertible Notes mature on January 31, 2004 and are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date.

     At September 28, 2002, long-term debt (including current portion but excluding obligations due to related party) was $847.7 million compared to $888.8 million at December 29, 2001. We reduced our variable rate indebtedness by $41.1 million during the nine months ended September 28, 2002. We paid off the $17.0 million that was outstanding on our Revolving Credit Facility at December 29, 2001. We amended our Credit Facility and paid off $21.8 million of our variable rate indebtedness. In addition, we paid early our first semi-annual principal payment of $2.3 million on our Term C Loan.

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

     Our remaining scheduled principal repayment obligations are (excluding amounts due to related party and the $20.0 million redemption of the Convertible Note, which happened subsequent to the balance sheet date):

     -     $4.5 million in 2003,
     -     $34.5 million in 2004,
     -     $4.5 million in 2005,
     -     $4.5 million in 2006, and
     -     $779.7 million thereafter.


In the event that we have excess cash flow, as defined in our credit agreement, we may, within 90 days of each year-end, be required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow.

     Our Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At September 28, 2002, we had $122.8 million available to borrow under the Revolving Credit Facility. At September 28, 2002, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $5.0 million.

     The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

     -    new indebtedness and liens,
     -    major acquisitions or mergers,
     -    capital expenditures and asset sales,
     -    dividends and other distributions, and
     -    the application of excess cash flow.

     At September 28, 2002, our working capital (current assets net of current liabilities) increased $17.8 million to $125.6 million compared to $107.8 million at December 29, 2001.

  - Total current assets increased approximately $23.0 million at September 28, 2002 compared to December 29, 2001. The increase was primarily the result of higher receivables (accounts receivables and retained interest in receivables), which increased $30.2 million due to the decision to limit the sale of an undivided fractional interest in our receivables under the Receivables Facility since we had sufficient cash from operations to support current needs. Inventories decreased $9.0 million, to $73.2 million, at September 28, 2002. The decline in inventories was due primarily to the seasonal nature of our Sun Care business. Cash balances increased $4.5 million, to $38.5 million, at September 28, 2002 and all other current assets decreased by $2.7 million at September 28, 2002 compared to December 29, 2001.

  - Total current liabilities increased approximately $5.2 million at September 28, 2002 compared to December 29, 2001. Accrued expenses increased $8.1 million at September 28, 2002 compared to December 29, 2001 due, in part, to the timing of interest payments on our debt and Sun Care seasonal returns, offset in part, by lower reserves for advertising and promotional expenses. Reserves for income taxes increased $7.4 million and our current debt obligations pertaining to the new Term C Loan increased $2.2 million compared to December 29, 2001. Accounts payable declined $12.5 million due primarily to the payment for our Sun Care inventory build. Our accounts payable levels tend to be higher at the end of the fourth quarter due to expanded production for the Sun Care season.

     Our net cash flows from operations decreased $71.1 million, to $58.5 million for the first nine months of 2002 compared to the first nine months of 2001. The decrease in net cash flows from operations was due primarily to our utilization of the Receivables Facility. For the nine months ended September 29, 2001, we increased our cash flow derived from working capital by $54.0 million by selling a undivided fractional interest in our Accounts Receivable to a third party via our Receivables Facility. For the nine months ended September 28, 2002, the sale of accounts receivable via our

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Receivables Facility contributed only $5.0 million as we had sufficient cash flow from other sources that met all of our cash needs. As a result, we have retained ownership in all but $5.0 million of our Accounts Receivable as of September 28, 2002. This increased investment in Accounts Receivable negatively impacted the change in working capital for the nine months ended September 28, 2002 by $51.5 million. Our cash flows from operations were strong for the nine months ended September 28, 2002. As a result, we were able to reduce debt by $41.1 million and reduce our utilization of our Receivables Facility by $51.5 million.

     Capital expenditures for equipment and facility improvements were $10.6 million for the first nine months of 2002. These expenditures were used primarily to support new products, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2002 are expected to be approximately $20.0 million, in line with recent full-year expenditure levels. We anticipate 2003 capital expenditures to be approximately $25.0 million.

     We intend to fund our operating cash, capital expenditures and debt service requirements through cash flow generated from operations, including proceeds from the Receivables Facility, and borrowings under the Revolving Credit Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to make the 2008 and 2009 scheduled principal payments on the Term C Loan, which collectively total $425.3 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principal payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to either refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we can not guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

     -  the reported amounts and timing of revenue and expenses,
     -  the reported amounts and classification of assets and liabilities, and
     -  the disclosure of contingent liabilities.

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties.

     The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware.

     - In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

        noted above. Based on our 2002 season to date Sun Care results, each percentage point change in our return rates would have impacted our reported net sales by $1.4 million and our reported operating earnings by $1.2 million.

     - The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses, which are unknown as of the balance sheet date, are developed using historical experience. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings.

     - The nature of our advertising and promotional activities requires the use of estimates to record certain expenses and liabilities. These expenditures are primarily for television, radio and print advertising and production as well as consumer and trade incentives such as coupons and other price promotional activities. Actual costs associated with the redemption of coupons and other price promotional activities are not always known as of the balance sheet date and are estimated based on historical statistics and experience.

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

     In April 2002, the FASB issued SFAS No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement updates, clarifies and simplifies existing accounting pronouncements and becomes effective for us starting in fiscal 2003. In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt previously classified, as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 for such classification will be reclassified to conform to the provisions of FAS 145. We are currently reviewing the impact of FAS 145 on our financial statements.

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

                             PLAYTEX PRODUCTS, INC.
                         PART I - FINANCIAL INFORMATION
    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND QUALITY OF
                             CONTROLS AND PROCEDURES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At September 28, 2002, we were not a party to any financial instruments and our total indebtedness consisted of $400.0 million in fixed rate debt and $447.7 million in variable rate debt. Based on our interest rate exposure at September 28, 2002, a 1% increase in interest rates for our variable rate debt would result in an estimated $4.5 million of additional interest expense on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report (the "Evaluation Date"), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made to known to them, particularly during the period in which this report was being prepared.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                              PLAYTEX PRODUCTS INC.
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 29, 2001.

     As of the end of October 2002, there were 6 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

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

                               PLAYTEX PRODUCTS, INC.


DATE: November 12, 2002                  BY: /s/ MICHAEL R. GALLAGHER
                                             ----------------------------------
                                             Michael R. Gallagher
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)


DATE: November 12, 2002                  BY: /s/ GLENN A. FORBES
                                             ----------------------------------
                                             Glenn A. Forbes
                                             EXECUTIVE VICE PRESIDENT and
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                              OFFICER)

                             PLAYTEX PRODUCTS, INC.
                                 CERTIFICATIONS

I, Michael R. Gallagher, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Playtex Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: November 12, 2002                  BY: /s/ MICHAEL R. GALLAGHER
                                             ------------------------
                                             Michael R. Gallagher
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)

                             PLAYTEX PRODUCTS, INC.
                                 CERTIFICATIONS

I, Glenn A. Forbes, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Playtex Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: November 12, 2002                  BY: /s/ GLENN A. FORBES
                                             -------------------
                                             Glenn A. Forbes
                                             EXECUTIVE VICE PRESIDENT and
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                              OFFICER)