Form 10-K
period 2002-12-28
PLAYTEX PRODUCTS INC
filed 2003-03-27
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 1-12620

PLAYTEX PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0312772 (I.R.S. Employer Identification No.)
300 Nyala Farms Road Westport, Connecticut 06880 (Address of principal executive offices)
Telephone number: (203) 341-4000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
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

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K ☒.

        Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $382,133,599 (based on the closing sale price of $12.95 on June 28, 2002 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

        At March 25, 2003, 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:

Document	Part of Form 10-K
Portions of our definitive Proxy Statement (the "Proxy Statement") for our 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 28, 2002 pursuant to Regulation 14A	III

PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Part 1, Item I. of this Annual Report on Form 10-K and:

•	price and product changes,	•	impact of weather conditions, especially
•	promotional activity by competitors,		on Sun Care product sales,
•	the loss or bankruptcy of a significant customer,	•	our level of debt and its restrictive covenants,
•	capacity limitations,	•	interest rate fluctuations,
•	the difficulties of integrating acquisitions,	•	future cash flows,
•	raw material and manufacturing costs,	•	dependence on key employees, and
•	adverse publicity and product liability claims,	•	highly competitive nature of consumer products business.

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

        On November 13, 2002, we announced our intent to undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives to be considered include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business. We cannot assure you that this process will result in a transaction.

        In addition, the preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,
  •
  the reported amounts and classification of assets and liabilities, and
  •
  the disclosure of contingent liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies of this Annual Report on Form 10-K). As part of our customary review and reconciliation process, we periodically record adjustments to our accounting estimates. During the second quarter ended June 29, 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season. Also, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

Trademarks

        We have proprietary rights to a number of trademarks important to our business, such as: Active Sport, Baby Magic (in United States and Canada), Banana Boat, Binaca, Binky, Blasters, Big Sipster, CoolStraw, Diaper Genie, Dentax, DrinkUp, Drop-Ins, Fast Blast, Gentle Glide, Get On The Boat, Gripster, HandSaver, Heat Therapy, Heavy Traffic, Insulator, LipPops, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, Oxy Deep, Power Blasts, Power Shot, Precisely Right, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Soft Comfort, Sooth-A-Caine, Suntanicals, Tub Mate, Tek, Tussy, VentAire, VitaSkin, and Wet Ones. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

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

Item 1. Business

A. History

        The Company was founded in 1932 as The International Latex Company (later International Playtex) as a manufacturer using latex-based technology. We introduced our first latex gloves in 1954 and acquired a tampon manufacturer in the mid-1960's, in addition to introducing our first disposable baby bottles and nipples. As such, we were an early manufacturer and marketer of infant feeding products, tampon and latex glove products and we developed strong leadership positions in each category. In 1988, our women's apparel operations were spun off and are currently owned by Sara Lee Corporation. During the mid/late 1990's, we made a series of strategic acquisitions, which have diversified and strengthened our product portfolio, including Banana Boat and Woolite in 1995; Wet Ones, Ogilvie, Binaca, Mr. Bubble and others in 1998; as well as Diaper Genie and Baby Magic in 1999. Throughout our history, Playtex has grown through industry leading product innovation and portfolio enhancing acquisitions of leading North American brands.

B. Executive Officers of Registrant

        Listed below are our executive officers and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company. Ages and positions are shown as of March 15, 2003.

Name	Age	Position
Michael R. Gallagher	57	Chief Executive Officer and Director
Glenn A. Forbes	52	Executive Vice President, Chief Financial Officer and Director
Kevin M. Dunn	50	President, Consumer Products Division
John D. Leahy	49	President, International/Corporate Sales Division
Richard G. Powers	57	President, Personal Products Division
James S. Cook	51	Senior Vice President, Operations
Paul A. Siracusa, Ph.D.	46	Senior Vice President, Research and Development
Paul E. Yestrumskas	51	Vice President, General Counsel and Secretary
Frank M. Sanchez	52	Vice President, Human Resources
Vincent S. Viviani	50	Vice President, Quality Systems

        Michael R. Gallagher has been Chief Executive Officer and a Director since 1995. Prior to joining the Company, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman PLC ("R&C") (a consumer products company) from 1994 to 1995. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994. From 1984 to 1988, Mr. Gallagher held various executive positions with the Lehn & Fink Group of Sterling Drug. From 1982 to 1984, he was Corporate Vice President and General Manager of the Household Products Division of the Clorox Company ("Clorox"). Prior to that, Mr. Gallagher had various marketing and general management assignments with Clorox and with the Procter & Gamble Company ("P&G"). Presently he serves as a director of Allergan, Inc., AMN Healthcare Services, Inc., the Association of Sales and Marketing Companies, the Grocery Manufacturers Association, and the Haas School of Business—UC Berkley.

        Glenn A. Forbes has been Executive Vice President, Chief Financial Officer and a Director since 2000. He has served the Company for the past 31 years in various finance and accounting positions, including Vice President, Finance from 1988 to 2000.

        Kevin M. Dunn has been President, Consumer Products Division since 2000. Prior to joining us, Mr. Dunn was President of R&C's North American Household Products Division from 1998 to 2000 and President, Food Products Division—North America from 1994 to 1997. He also held various executive positions with Eastman Kodak's L&F Products subsidiary from 1988 until the subsidiary was sold to R&C in 1994.

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

        Paul E. Yestrumskas has been Vice President, General Counsel and Secretary since 1995. Prior to joining us, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Prior to 1991, Mr. Yestrumskas held various positions in legal and government relations at Timex, Hubbell, Inc. and General Motors.

        Frank M. Sanchez has been Vice President of Human Resources for the Company since 1990. From 1987 to 1990, Mr. Sanchez was Vice President of Human Resources for Signal Apparel. Prior to that, he held various positions with Owens-Illinois and the American Can Company.

        Vincent S. Viviani has been Vice President of Quality Systems since 1998. Mr. Viviani was Director of Canadian & External Manufacturing for Reckitt & Colman from 1994 to 1998 and held the same position for Eastman Kodak's L&F Products subsidiary from 1988 to 1994. Prior to that, he held various manufacturing and distribution positions at Revlon.

C. General

        We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products, including:

•	Playtex Infant Care products,	•	Banana Boat Sun Care products,
•	Playtex Diaper Genie,	•	Woolite rug and upholstery cleaning products,
•	Wet Ones pre-moistened towelettes,	•	Playtex Gloves,
•	Baby Magic baby toiletries,	•	Ogilvie home permanent products, and
•	Playtex Feminine Care products,	•	Binaca breath freshener products.

        In fiscal 2002, approximately 97% of our net sales came from products in which we held the number one or two market share position in the United States. Products in which we held the number one U.S. market share position for fiscal 2002 and their dollar market share in their respective categories were:

•	Diaper Genie diaper pails (93%),	•	Playtex cups and mealtime products (48%),
•	Playtex disposable liners (85%),	•	Binaca liquid breath freshener products (39%),
•	Ogilvie home permanent products (72%),	•	Playtex Gloves (30%), and
•	Wet Ones pre-moistened towelettes (63%),	•	Mr. Bubble children's bubble bath (27%).

Products in which we held the number two U.S. market share position for fiscal 2002 and their dollar market share in their respective categories were:

•	Playtex tampons (30%),	•	Banana Boat Sun Care products (22%), and
•	Woolite rug and upholstery cleaning products (24%),	•	Baby Magic baby toiletries (9%).

        In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." In November of 2001, both of these EITFs were codified in with related issues into EITF No. 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." We adopted the requirements of these Issues effective December 30, 2001, the start of our fiscal year 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of these issues, we reclassified certain previously reported selling, general and administrative expenses to offset net sales to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share (see Note 2 of Notes to Consolidated Financial Statements).

		Twelve Months Ended
Product Line	2002 Principal Brand Names	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000
		(Dollars in millions)
Personal Products Division:
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$226.1	$231.2	$243.9
Feminine Care	Playtex	196.1	190.6	189.4
Total Personal Products Division		422.2	421.8	433.3
Consumer Products Division:
Sun Care	Banana Boat	83.3	93.0	95.5
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca, Tussy, Tek, and Dentax	76.5	78.9	78.9
Total Consumer Products Division		159.8	171.9	174.4
International/Corporate Sales Division		137.1	129.8	125.7
Total		$719.1	$723.5	$733.4

D. Business Segments and Product Lines

        We are organized in three divisions, which allows us to focus more effectively on individual product lines, category management initiatives and certain specialty classes of trade. Our two largest divisions, the Personal Products Division and the Consumer Products Division, constituted approximately 81% of our consolidated net sales in fiscal 2002 compared to 82% in fiscal 2001 and 83% in fiscal 2000.

        Personal Products Division—The Personal Products Division accounted for approximately 59% of our consolidated net sales in fiscal 2002 compared to 58% in fiscal 2001 and 59% in fiscal 2000. This Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable nurser systems,	•	Diaper Genie diaper disposal system,
•	Playtex cups and mealtime products,	•	Wet Ones pre-moistened towelettes,
•	Playtex reusable hard bottles,	•	Baby Magic baby toiletries,
•	Playtex pacifiers,	•	Baby Magic baby wipes, and
		•	Mr. Bubble children's bubble bath.

        The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,		for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide,		alleviate discomfort associated with menstrual pain.

        Infant Care—Infant Care accounted for approximately 54% of Personal Products net sales in fiscal 2002 compared to 55% in fiscal 2001 and 56% in fiscal 2000.

        Our largest Infant Care business is infant feeding products, in which we held a market leading 35% dollar market share in 2002. We are particularly strong in both the disposable feeding and the infant cup categories with 2002 dollar market shares of 85% and 48%, respectively. We are also strong in the diaper pail category with our 93% dollar market share leading Diaper Genie brand. In pre-moistened towelettes, our Wet Ones brand held a 63% dollar market share of the hand and face segment. Our Mr. Bubble brand held a 27% dollar market share of the bath additives category and became the market share leader in this category during fiscal 2002. Baby Magic held a 9% dollar market share of the infant toiletries category and is strong in the lotions and bath segments with 17% and 16% dollar market shares of those segments.

        Our strategy for maintaining market leadership positions is centered on:

  •
  Continually offering new infant care solutions as well as improving existing products and expanding the size of the category,
  •
  Marketing directly to expectant mothers through specialized channels such as industry publications and pediatricians, and
  •
  Cross-selling opportunities across all product lines.

        Disposable Feeding & Reusable Bottles—We offer both disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the Playtex brand. Historically, we have focused on the disposable segment, as we believe that disposable bottle liners are healthier and more convenient than traditional reusable bottles. The disposable collapsible liner placed inside the holder limits the amount of air in-take by the baby and reduces painful spit-ups and burping.

        In 1996, we launched Drop-Ins, a significant enhancement to the disposable product line. Drop-Ins, patented, ready-formed disposable liners, made disposable liners much easier for parents to use and since its introduction has been the driving force behind our market share gains. Our disposable feeding systems currently account for 85% of the product category.

        In an effort to broaden our product offerings in the reusable bottle segment, we developed VentAire in 1998. The VentAire bottle, has a patented air venting system that allows air to escape as the baby sucks on the nipple, much like the benefits of a disposable bottle.

        Cups—In 1994, we introduced the spill-proof cup, an innovation that changed the infant cup category. Prior to this introduction, there was no real distinct market segment for children's cups. With the launch of the spill-proof line, the category has expanded from $34 million of retail sales to more than $100 million in 2002. Over the past few years, we have introduced new products to expand our offerings in the cups segment, including the QuickStraw cup, the CoolStraw cup, the Big Sipster, a cup targeted at older children, and the Gripster, made to fit small hands. In 2002, we introduced the Insulator cup line, representing the next generation in cup technology. The Insulator cup is designed to maintain the temperature and freshness of liquids for a longer period of time. We held a market leading 48% dollar market share in 2002. In 2003, we will introduce the Insulator Sport, a new insulated leak-proof cup with a flip top straw lid for growing kids and a new trainer cup for toddlers, The First Sipster.

        Diaper Disposal Systems—Diaper Genie, which we acquired in 1999, leads the diaper disposal market with a 93% dollar market share in 2002. The Diaper Genie business is comprised of two segments:

  •
  Diaper Genie diaper pail unit, and
  •
  Diaper Genie liner refills, the largest component of the business.

        The diaper pail unit individually seals diapers in an odor-proof, germ-proof chain. The unit uses our proprietary refill liners, which typically lasts approximately one month. In 2001, we improved the diaper pail unit and introduced a new liner. We improved the cutter cap system, which makes the unit easier to use and we introduced a toddler film refill to the market for older age children, targeted to extend the usage period. A large percentage of the diaper pail units are given to expectant mothers as gifts. This provides a unique opportunity to begin cross-marketing our entire line of infant care products before the baby arrives.

        Baby Toiletries—Baby Magic, which we acquired in 1999, occupies the number two position among the branded products in the U.S. baby toiletries category (defined as lotions, shampoos, powders, bath products, oils and gift packs), with a 9% dollar market share in 2002. Baby Magic is strongest in the lotions and bath segments with 17% and 16% dollar market shares, respectively. The U.S. baby toiletries category has been extremely competitive since our acquisition of the Baby Magic brand in 1999. In the second quarter of 2002, we introduced a new line of Baby Magic Calming Milk products including a foaming bath, bath lotion and massage lotion. Our dollar market share in the lotions and bath segments has increased since our launch of these products. Our market share results, in the fourth quarter of 2002, were our best since the second quarter of 2001. Our retail consumption increased 9.8% in the fourth quarter of 2002, while the category decreased 0.4% compared to the fourth quarter of 2001. Our full year 2002 dollar market share is down slightly compared to 2001.

        Pre-moistened towelettes—Early in 1998 we acquired Wet Ones, the market share leader in the hands and face segment of the market with a 63% dollar market share in 2002. Wet Ones are used by parents and others in applications other than diaper changing, such as cleaning up after meals or traveling away from home. The pre-moistened towelette category experienced rapid growth over the last few years as competitors entered the category and invested heavily in advertising and promotion to generate trial of their product. After two years of significant category growth, retail consumption in the category slowed in 2002, increasing 0.4% compared to 2001. Our retail consumption increased 2.3% and our dollar market share increased 1.2 percentage points compared to 2001.

        Other Infant Care Brands—We also entered the children's bubble bath and baby wipe categories in early 1998 with the acquisition of the Mr. Bubble, Chubs and Diaparene brands. Our Mr. Bubble children's bubble bath brand is a widely recognized brand name among consumers and became the market share leader in the bath additives category, in 2002, with a 27% dollar market share. In fiscal 2000, we decided to market our domestic baby wipes under the Baby Magic name and we continue to market Chubs internationally.

        Our infant care marketing is focused on a specific group of people: new and expectant mothers. These consumers undertake an immense amount of research and education, both before the child is born and after, to enhance their ability to make informed decisions concerning the health and welfare of their new infants. As such, we utilize techniques to communicate with parents in addition to traditional media advertising. Programs directed at new mothers include the distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals. The Company also provides educational materials to pediatricians, lactation consultants and hospitals such that new parents receive professional recommendations to use our infant care products. In addition, we have developed the website www.playtexbaby.com to provide information to new and expectant mothers as well as to introduce and market our entire line of infant care products. Across our entire infant care products, we communicate an image of quality, health, innovation and convenience to attract and retain users.

        Feminine Care—Playtex Feminine Care accounted for approximately 46% of Personal Products net sales in fiscal 2002 compared to 45% in fiscal 2001 and 44% in fiscal 2000. In the tampon category, consumer purchases are driven primarily by comfort, quality, protection and value, leading to intensely strong brand loyalties. For over 20 years, Playtex has been the second largest selling tampon brand overall in the U.S. and currently holds the largest position in the higher growth plastic applicator and deodorant segments. We have been able to consistently grow our share of the tampon category through a strategy of:

  •
  Offering a diversified product line providing choice for consumers,
  •
  Continuing new product development and product improvements,
  •
  Leveraging the Playtex brand,
  •
  Strategically targeting new users:
  —    Young, first-time feminine product users
  —    Conversion of pad users to tampons, and
  •
  Category expansion through introducing complementary products.

        For fiscal 2002, we had a 30% share of the tampon category. Since 1996, we have grown our overall share of the tampon category by more than 5 points and the share differential between Playtex and the category share leader has narrowed from approximately 23 points in 1996 to less than 10 points in 2002.

        Late in the third quarter of 2002, the market share leader in the tampon category introduced a new plastic tampon product supported with extensive advertising and promotional spending. Our dollar market share in the tampon category decreased 2.7 percentage points in the fourth quarter of 2002 due, in part, to the heavily promoted new competitive product. For the first two months of 2003, the market share trend is stable with that of the fourth quarter of 2002, however it continues to lag behind similar year ago periods. We intend to aggressively defend our market share in the tampon category with advertising support and the introduction of two product improvements including an improved soft pearlized plastic applicator and an improved deodorant fragrance, each of which is intended to enhance consumer benefits. The improved product will be introduced by the first quarter of 2003 and should broadly reach retail shelves in the second quarter.

        Plastic applicator tampons—Historically, our core strength has resided in plastic applicator tampons where Playtex is the clear leader with a 61% 2002 dollar market share of the plastic applicator segment. Plastic applicator tampons represent approximately 87% of our feminine care business. We believe the plastic applicator segment enjoys superior growth dynamics as these products offer greater comfort and ease of insertion/removal to the user, are popular among younger demographics and are premium priced relative to cardboard and digital applicator products.

        Gentle Glide is our most significant plastic applicator tampon. These soft plastic applicator tampons were designed with a smooth rounded tip and a unique double-layer construction, allowing for ease of insertion and comfortable fit as well as reliable leakage protection. Our Gentle Glide line has provided a platform to launch new product enhancements. For example, in 1997, we introduced the Odor Absorbing product line that was the first to contain all natural material that absorbs odors without the use of a fragrance or deodorant. This line was developed to appeal to the large group of women who are concerned with odor protection, yet reluctant to use a fragranced tampon.

        Portables were developed to provide maximum convenience and portability. To meet consumer demand for smaller products, Portables have a compact construction with a two-piece applicator that allows the user to discreetly transport and easily assemble the product to a full-sized applicator. Additionally, Portables are associated with the same level of quality and protection as Gentle Glide products.

        Slimfits, introduced in 1996, are designed to appeal to a key niche segment of the tampon category: young teenagers. The introduction of Slimfits was a direct result of our strategy to focus on first-time, feminine care product users. To promote Slimfits, we utilized focused teen awareness campaigns and targeted product sampling. Slimfits have a narrower applicator and pledget providing for greater comfort and ease of insertion. We believe Slimfits will continue to build our business over the long-term by encouraging young women to use tampons rather than pads at an earlier age and by developing brand loyalty for our tampons at a time when lifelong preferences are forming. We believe these teenagers will develop a loyalty to the Playtex brand and they will naturally transition to the Gentle Glide line.

        Cardboard applicator tampons—Cardboard applicator tampons represented approximately 8% of Personal Products feminine care business net sales in fiscal 2002. We have a full line of cardboard applicator tampons to provide a complete portfolio of product offerings to consumers and to best match a broader array of consumer preferences. Users tend to be loyal to one form of applicator over another; thus, the introduction of a cardboard applicator to the tampon product portfolio has allowed us to leverage the Playtex brand name to capture a share of the cardboard applicator segment.

        Silk Glide is our line of cardboard applicator tampons. This line features a rounded-tip cardboard applicator and a unique surface coating which aims to provide the user with a high quality product in the cardboard applicator segment of the tampon category. This product is designed to provide similar comfort and ease of insertion found in plastic applicator tampons. Moreover, the Silk Glide line also serves as a platform to launch product extensions such as our Silk Glide Odor Absorbing Tampons, the only product of its type in the cardboard segment.

        Complementary feminine care products—We recently introduced two new complementary feminine care products leveraging the consumer trust and strong brand awareness of our tampon franchise. We have been successful in working with retailers to merchandise these products in the feminine care aisle alongside our tampons to best leverage the Playtex brand name. These products demonstrate our ability to expand the category beyond tampons and should provide incremental sales growth going forward.

        In 2001, we introduced Personal Cleansing Cloths, pre-moistened towelettes for feminine hygiene. It has become the #1 brand in this small but growing niche category. Our Personal Cleansing Cloths are formulated with vitamin E and aloe and offer antibacterial efficacy.

        We introduced the Playtex Heat Therapy patch in July 2002. We believe there is potential for this product based upon research results and positive retailer feedback. Designed to be discrete and alleviate the discomfort associated with menstrual cramps for up to 12 hours, the Playtex patch is differentiated from other heat patches marketed to alleviate other types of discomfort.

        Consistent with our overall marketing strategy, our marketing efforts in Feminine Care have leveraged the strength of the Playtex brand that caters to the active, young female. Employing a "pull" strategy, we focus on advertising and selective consumer promotional activity to build our brand equity. Our Feminine Care marketing strategy centers on attracting first-time users and converting feminine protection pad users to tampon users by communicating the advantages of tampon usage. To that end, several recent advertising campaigns have highlighted the "diaper-like", "bulky" nature of the feminine protection pad while promoting the comfort and convenience of tampons. Given our singular focus on tampons, we believe that we are well positioned among our competitors to endorse tampons over pads and we hope to capture a disproportionately high number of new users.

        Consumer Products Division—The Consumer Products Division accounted for approximately 22% of our consolidated net sales in fiscal 2002 compared to 24% in fiscal 2001 and 2000. This division includes Sun Care, Household Products, and Personal Grooming products sold in the United States, primarily to mass merchandisers, grocery and drug classes of trade.

        Sun Care—Our Sun Care business consists of an extensive line of sun care products marketed under the Banana Boat trade name and accounted for approximately 52% of Consumer Products net sales in fiscal 2002, 54% in fiscal 2001, and 55% in fiscal 2000. Our offerings consist of an extensive line of sun care products designed for specific uses, such as sun protection with sun protection factors ("SPFs") from 4 to 50, waterproof and sweat proof formulas and infant and children's products. In 2002, we extended our Banana Boat franchise into the indoor tanning market. We also sell a variety of Banana Boat skin care products, including sunless tanning lotion and after-sun moisturizers containing additional ingredients such as vitamin E and aloe vera. Our Sun Care products are a strong number two in the U.S. sun care category with a 22% dollar market share in 2002.

        Retail consumption of our Sun Care products grew 4.9% in 2002 compared to 0.9% for the sun care category. Our results, at retail, benefited from two new products for the 2002 Sun Care season: VitaSkin and Indoor Tanning. VitaSkin combines the benefits of sun protection with a quality skin care product designed for everyday use and our Indoor Tanning product is our first product offering in the indoor tanning segment.

        Since 1995, Banana Boat has been able to consistently grow its share of the sun care category through a strategy of:

  •
  Providing new and differentiated products,
  •
  Communicating Banana Boat's family-oriented image, thus targeting the most attractive user groups, and
  •
  Working with our customers to best maximize sales and profitability through active category management.

        For the 2003 Sun Care season, we continue to bring new products to the market, including two new product lines Banana Boat Suntanicals and Banana Boat Baby Magic. New Suntanicals lotions are enriched with lavender and chamomile botanicals to indulge the skin and senses for a healthy-looking tan. Combining the heritage of two leading brands, Banana Boat Baby Magic sunblocks are clinically proven mild and offer a patented instant protection formula in the lotion that is superior to other baby sunblocks. New in indoor tanning is a Skin Cooling Tan Booster that provides a skin-cooling sensation while tanning. A new extension to the VitaSkin Advanced Sun Protection line is a two-step system that combines an exfoliating scrub with an instant sunless tanner to guarantee a more even, natural-looking tan. In addition, we are introducing a new tanning oil spray with carrot extract. We have also upsized our General Protection SPF 50 and Sport SPF 50 to 8 ounces to provide more value to the consumer. Lastly, we have created more contemporary packaging graphics across the portfolio to simplify the consumer's shopping experience.

        Our Sun Care marketing strategies are directed at the family demographic, where Banana Boat communicates a "fun-in-the-sun for the active wholesome family" image. In addition, the marketing and sales plan for Banana Boat utilizes specialized programs including: sweepstakes, sampling at outdoor events, radio tie-ins and new store openings to provide additional visibility for the brand. Our interactive website, www.bananaboat.com, conveys educational information in a fun, casual manner.

        To supplement our distribution network, we have a direct store delivery ("DSD") distribution team focused in high consumption areas of the U.S. (East and West Coast). With a fleet of more than thirty vans and operators with an in-depth knowledge of our sun care products, the DSD network allows us to build strong retailer relationships, gather marketing intelligence and ensure that our products are properly stocked on retailer shelves.

        Industry convention and the seasonal nature of the sun care business require that manufacturers of Sun Care products provide retailers with the opportunity to return unsold products at the end of the sun care season. To better reflect the impact of potential returns, we provide for estimated returns in our reported operating results as sales are made throughout the year. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies of this Annual Report on Form 10-K).

        In 2002, we initiated a more proactive approach to managing late season shipments to retailers, which negatively impacted our comparable net sales results. The initiative is to better align our shipment patterns to retail consumption patterns during the Sun Care season. As such, we shipped less product during the second half of 2002 than in prior years. We expect to ship more product in the first half of 2003 as a result of the initial implementation of this initiative. We experienced higher than expected Sun Care product returns, in 2002, from the 2001 Sun Care season, which necessitated a change in estimate of our sales return reserve. This adjustment resulted from a few key accounts that unexpectedly returned excess product. We believe our initiatives to reduce Sun Care product returns will result in reducing the overall costs associated with our Sun Care business, as we better align our shipment patterns with consumption patterns for the 2003 Sun Care season.

        Household Products/Personal Grooming—Our Household Products/Personal Grooming business consists of a number of leading and well-recognized brands including our: Woolite rug and upholstery cleaning products, Playtex household gloves, Ogilvie at-home permanents and Binaca breath spray and drops. We also compete in the value-priced end of the toothbrush business with our Tek and Dentax brands of toothbrushes, and in deodorants with our Tussy brand. These products accounted for approximately 48% of our Consumer Products net sales in fiscal 2002, compared to 46% in fiscal 2001 and 45% in fiscal 2000.

        Woolite holds the #2 position in the U.S. rug and upholstery cleaning products category with a 24% dollar market share in 2002. Driving net sales and market share growth in 2002 were two new products: Woolite Instant Power Shot (non-foaming aerosol cleaner designed for quick removal of stains), introduced late in 2001 and Woolite Oxy Deep (oxygen based carpet cleaner designed to remove tough set-in stains) introduced in the third quarter of 2002. These two products accounted for 9.5 dollar market share points in the fourth quarter of 2002 and significantly contributed to our full-year market share and retail consumption gains in 2002.

        With a long-standing reputation for superior quality, durability and value, Playtex Gloves have enjoyed market share leadership since we introduced reusable household latex gloves in the U.S. in 1954. The Playtex brand name is virtually the only well known name in the segment and our Living and Handsaver brands are recognized as the highest quality reusable household gloves in the industry. Playtex is the only major household glove manufacturer with production in the U.S. As demand for disposable household gloves grew, we introduced a line of disposable gloves to leverage the Playtex brand in this category. We offer a complete line of gloves to retailers and have expanded our shelf presence in recent years. In 2002, we lost 2 dollar market share points due to competitive activities and an increase in private label, which is not unusual during tough economic times.

        Our Ogilvie brand is the market leader of the at-home permanents and straighteners category, with a 72% dollar market share in 2002. Retail consumption of at-home permanent products has been declining due to the tendency of consumers to get their hair permed in professional beauty salons. Our strategy is to grow our market leadership position by repositioning the brand to younger consumers and, as category leader, to positively impact the growth of the category as a whole. Since our acquisition of the Ogilvie brand we have successfully launched Ogilvie Straightener, which removes the curl from permed hair, controls the curl from naturally curly hair, and delivers smooth texture to hair. This product is targeted to younger consumers.

        Our Binaca brand of breath fresheners is also a well known brand. It is the leader in the spray & drops segment of the breath fresheners market with a 39% dollar market share in 2002. Our research indicates that Binaca has the highest brand awareness among breath freshener users. Since our acquisition of Binaca in January 1998, we have expanded front-end store placements and launched new products. In 1999, we launched Fast Blast, a non-aerosol spray product, and in 2001 we developed Binaca Power Blasts, a sugar free mint product.

        International/Corporate Sales Division—The International/Corporate Sales Division constituted approximately 19% of our consolidated net sales in fiscal 2002 compared to 18% in 2001 and 17% in 2000. The International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in	•	export sales,
	the United States including wholesale	•	sales in Puerto Rico,
	clubs, military, convenience stores,	•	results from our Canadian and Australian
	specialty stores, and telemarketing,		subsidiaries,
		•	and sales of private label tampons.

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to specialty classes of trade represented 54% of the total division's net sales in fiscal 2002 compared to 52% in fiscal 2001, and 50% in fiscal 2000.

E. Marketing

        We allocate a significant portion of our revenues to the advertising and promotion of our products. As a result of our adoption of EITF No. 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)," we reclassified certain previously reported selling, general and administrative expenses to offset net sales in fiscal 2001 and 2000 to conform to our current year presentation (see Note 2 of Notes to Consolidated Financial Statements).

        Our advertising and promotion expenditures for the past three years were (in thousands):

	Twelve Months Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000
Total advertising and promotion	$83,322	$82,832	$88,616
As a % of net sales	11.6%	11.4%	12.1%

        These expenditures are primarily for television, radio and print advertising and production as well as consumer promotions and market research. We believe these expenditures support our brand-building activities and are an investment in the long-term longevity of our brands.

F. Competition

        The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

        Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources and less debt than we do. We believe that the market for consumer-packaged goods is very competitive and may intensify further in the future. Competitive pressures on our products may result from:

•	new competitors,	•	higher spending for advertising and promotion, and
•	new product initiatives by competitors,	•	continued activity in the private label sector.

        Our infant care, feminine care and gloves businesses are particularly competitive. Cups have been challenged by competitors offering less expensive products and new competitors entered the disposable feeding, baby toiletries and pre-moistened towelettes categories in recent years. In 2002, the market share leader in the tampon category introduced a new plastic tampon product supported with extensive advertising and promotions, and our gloves business has weakened due to competitive activities and an increase in private label, which is not unusual during tough economic times.

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

H. Distribution

        We sell our products using approximately 180 direct sales personnel, independent food brokers and exclusive distributors. Independent brokers supplement the direct sales force in the food class of trade, by providing more effective coverage at the store level. For the twelve months ended December 28, 2002 and December 29, 2001, our net sales in the U.S. were distributed to the following classes of trade:

Class of Trade	Dec. 28, 2002	Dec. 29, 2001
Mass merchandisers	46%	44%
Supermarkets	30%	31%
Drug stores	16%	17%
Specialty	8%	8%

Total	100%	100%

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

I. Research and Development

        Our research and development group operates out of a state-of-the-art technical center in Allendale, New Jersey and manufacturing facilities in Dover, Delaware. The Allendale facility was built for us under a fifteen-year lease, which commenced in 1999, with two five-year renewal options. Approximately 80 employees are engaged in our research and development programs, for which expenditures were $15.2 million in fiscal 2002, $13.9 million in fiscal 2001 and $11.6 million in fiscal 2000.

        The primary focus of our research and development group is to design and develop new and improved products that address our customers' wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses.

J. Trademarks and Patents

        We have proprietary rights to a number of trademarks important to our business, such as: Active Sport, Baby Magic (in United States and Canada), Banana Boat, Binaca, Binky, Blasters, Big Sipster, CoolStraw, Diaper Genie, Dentax, DrinkUp, Drop-Ins, Fast Blast, Gentle Glide, Get On The Boat, Gripster, HandSaver, Heat Therapy, Heavy Traffic, Insulator, LipPops, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, Oxy Deep, Power Blasts, Power Shot, Precisely Right, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Soft Comfort, Sooth-A-Caine, Suntanicals, Tub Mate, Tek, Tussy, VentAire, VitaSkin, and Wet Ones. The Playtex and Living trademarks in the United States and Canada are owned by Playtex Marketing. Playtex Marketing is responsible for protecting, exercising quality control over and enforcing the trademarks. Along with Apparel, we have a license from Playtex Marketing for the use of such trademarks in the United States and Canada on a perpetual, royalty-free basis. Apparel's license is for apparel and apparel-related products, and our license is for all other products. In all other countries, Apparel retains title to the Playtex and Living trademarks. We have a perpetual, royalty-free license to use such trademarks for all products other than apparel products in all other countries. We also own a royalty-free license in perpetuity to use the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

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

        The patents expire at varying times, ranging from 2003 to 2022. We also have pending patent applications for various products and methods of manufacture relating to our tampons, infant feeding and sun care businesses. While we consider our patents to be important to our business, we believe that the success of our products is more dependent upon the quality of these products and the effectiveness of our marketing programs. No single patent is material to our business.

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

L. Customers and Backlog

        No single customer or affiliated group of customers, except Walmart, accounted for over 10% of our net sales in fiscal 2002, fiscal 2001, and fiscal 2000. Our next three largest customers represented in total approximately 18% of our total consolidated net sales in each of our last three fiscal years (see Note 17 of Notes to Consolidated Financial Statements). In accordance with industry practice, we grant credit to our customers at the time of purchase. In addition, we may grant extended payment terms to new customers and for the initial sales of introductory products and product line extensions. We also may grant extended terms on our Sun Care products due to industry convention and the seasonal nature of this business.

        Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. We allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the sun care industry. Customers are required to pay for the Sun Care product purchased during the season under the required terms. In instances where extended terms are granted on initial Sun Care orders, the terms require a substantial payment be made in the June time frame. We generally receive returns of our Sun Care products from September through March following the summer Sun Care season. In 2002, we initiated a more proactive approach to reduce the expense associated with Sun Care product returns. The initiative is to better align our shipment patterns to retail consumption patterns during the Sun Care season. In addition, we are requesting that retailers return unsold Sun Care product prior to the start of the next Sun Care season. As such, we believe most of our 2002 season Sun Care product returns were processed in fiscal 2002. We reduce our Sun Care sales and increase accrued liabilities for estimated returns, at the same time, based on management's estimates of these returns as a percent of Sun Care products sold. Refunds made to our customers for returned Sun Care products subsequently reduce accrued liabilities (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies of this Annual Report on Form 10-K for a more complete discussion on our policies regarding Sun Care product returns).

        Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M. Employees and Labor Relations

        Our worldwide workforce consisted of approximately 1,895 employees as of December 28, 2002, of whom approximately 180 were located outside the United States, primarily in Canada. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future. Of the United States facilities, only the operation at Watervliet, New York had union representation at December 28, 2002. During 2002, we initiated a process to close our Watervliet, New York facility (see Note 3 of Notes to Consolidated Financial Statements). We expect this process to be completed prior to the expiration, on June 28, 2003, of the current collective bargaining agreement.

N. Environmental

        We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for the current year.

O. Available Information

        We file our annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities and Exchange Act of 1933 and 1934. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains an Internet website that contains our filed reports at www.sec.gov. In addition, we make our filings with the SEC available at the Investors Relations section of our website www.playtexproductsinc.com. You can call our Investor Relations Department at (203) 341-4017 or via email at invrel@playtex.com to request a copy of any of our reports filed with the SEC.

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

        Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware. As part of our customary review and reconciliation process, we periodically record adjustments to our accounting estimates. During the second quarter ended June 29, 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season. Also, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates. (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies of this Annual Report on Form 10-K).

We may not enter into a transaction associated with our decision to evaluate strategic alternatives.

        On November 13, 2002, we announced our intention to undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives to be considered include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business. There is no assurance this process will result in a transaction.

We have substantial debt, which has risks and restrictions.

        Our indebtedness at December 28, 2002 consists of $380.0 million in fixed rate debt and $447.7 million of variable rate debt.

        We intend to fund our operations, capital expenditures, debt service requirements and repay additional portions of debt principal through cash flow generated from operations, including proceeds from the sale of an undivided fractional interest in our accounts receivables through the Receivables Facility (see Note 9 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K), and borrowings under the Revolving Credit Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to make the 2008 and 2009 scheduled principal payments on the Term C Loan, which collectively total $425.3 million. In addition, we do not expect to generate sufficient cash flow from operations to make the $350.0 million scheduled principal payment on the 9 3/8% Senior Subordinated Notes due June 1, 2011. Accordingly, we will have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, we have been successful in generating operating cash flows and in obtaining the required refinancing to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

        Our level of debt could have adverse consequences to us, including, but not limited to:

  •
  Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
  •
  A significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which reduces the funds available to our operations.
  •
  A portion of our debt, $447.7 million at December 28, 2002 is at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates.
  •
  Our indebtedness also contains certain financial and restrictive covenants (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of this Annual Report on Form 10-K). Our failure to comply with these covenants could result in an event of default, which, if not rectified, may materially and adversely affect our operating results and our financial condition.

We may incur goodwill and other intangible asset impairment charges.

        Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other intangible assets. At December 28, 2002, we had $494.3 million of goodwill and $139.2 million of other intangible assets consisting primarily of trademarks, patents and other intellectual property. We review these intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. We tested our goodwill, under the methodologies as outlined in SFAS No. 142, for impairment as of December 29, 2001 and March 30, 2002 and determined that none of our goodwill was impaired. We also tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value as of December 29, 2001 and March 30, 2002. Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principles, of $19.6 million ($12.4 million or $0.19 per diluted share, net of tax benefits) in the first quarter of 2002 (see Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). This charge was to reduce the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We are required to test our goodwill and other indefinite lived intangible assets for impairment at least annually and more frequently if events or circumstances indicate a likelihood of impairment. Changes in the fair value of our businesses caused by various factors, some of which may be out of our control, may cause us to take additional impairment charges in the future.

We face significant competition from other consumer products companies.

        The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected. Our infant care, feminine care and gloves businesses are particularly competitive. Cups have been challenged by competitors offering less expensive products and new competitors entered the disposable feeding, baby toiletries and pre-moistened towelettes categories in recent years. In 2002, the market share leader in the tampon category introduced a new plastic tampon product supported with extensive advertising and promotions and our gloves business has weakened due to competitive activities and an increase in private label. In each case, we are aggressively defending our market share positions, but many of our competitors have greater financial resources than we do.

We rely on a few large customers for a significant portion of our sales.

        A few of our customers are material to our business and operations. In fiscal 2002, Walmart our largest customer, represented approximately 25% of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 18% of our total consolidated net sales in fiscal 2002. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

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

        We consider the acquisition of other companies engaged in the manufacture and sale of consumer products. At any given time, we may be in various stages of looking at these opportunities. Acquisitions are subject to the negotiation of definitive agreements and to other matters typical in acquisition transactions. There can be no assurance that we will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements relating to them. Even if definitive agreements are entered into, we cannot assure you that any future acquisition will be completed or that anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Future acquisitions by us could result in the incurrence of additional debt and contingent liabilities, which may have a negative effect on our operating results.

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

Item 2. Properties

        Our principal executive office is located at 300 Nyala Farms Road, Westport, Connecticut 06880 and is occupied pursuant to a lease, which expires in 2005 with two five-year options to renew. Our principal manufacturing and distribution facilities are located in Dover, Delaware, Sidney and Streetsboro, Ohio, and Arnprior and Malton, Canada. We are in the process of closing our plastic molding facility in Watervliet, New York (see Note 3 of Notes to Consolidated Financial Statements). We maintain a research and development facility in Allendale, New Jersey. This facility is leased for a term of 15 years, expiring in 2013. We operate two facilities in Canada. We own the Arnprior facility, which is primarily a warehouse and assembly operation, and we lease the Malton facility, which is a warehouse and office site. This lease expires in 2004. In fiscal 2002, our average utilization rate of manufacturing capacity was an estimated 65%.

        The following table lists our principal properties as of December 28, 2002, which are located in seven states, Puerto Rico and Canada. The facilities in Arnprior and Malton, Canada and Guaynabo, Puerto Rico are used specifically by the International/Corporate Sales Division. All of the other facilities are shared amongst our three segments.

Facilities Owned	Number of Facilities	Estimated Square Footage
Manufacturing/Office/Distribution/Warehouse
Dover, DE	3	710,000
Streetsboro, OH	1	189,700
Watervliet, NY	1	159,600
Arnprior, Canada	1	91,800
Sidney, OH	1	54,400
Facilities Leased
Office/Distribution/Warehouse
Dover, DE	3	268,900
Sidney, OH	2	216,800
Malton, Canada	1	72,800
Westport, CT	1	72,600
Allendale, NJ	1	43,500
Guaynabo, PR	1	15,700
Orlando, FL	1	10,400
Spokane, WA	1	8,400

Item 3. Legal Proceedings

        Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome ("TSS"), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to our tampons. As of the end of February 2003, there were approximately 6 pending claims. Additional claims, however, may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, we are self-insured and bear the costs of defending those claims, including settlements and trials. Effective December 1, 1995, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence / $4.0 million in total, for claims occurring on or after December 1, 1995.

        The incidence rate of menstrually associated TSS has declined significantly over the years. The number of confirmed menstrually-related TSS cases peaked in 1980 at 814, with 38 deaths. At that time, the United States Center for Disease Control found that 71% of women who developed the condition had been using a new brand of tampons. That brand of product was removed from the market and The Food and Drug Administration proposed regulations, which required all tampon manufacturers to provide TSS warnings on their labeling. In 1981, the incidence of menstrually-

related TSS was reported to be 470, with 13 deaths. It has continued to fall since then. Compared with the 814 menstrual TSS cases in 1980, there were only three confirmed cases in 1998 and six in 1997.

        We believe that there are no claims or litigation pending against us, including the TSS cases, which, individually or in the aggregate, would have a material effect on us. This assessment is based on:

•	our experience with TSS cases,	•	the federally mandated warnings about TSS on and
•	our evaluation of the 6 pending claims,		in our tampon packages, and
•	the reported decline in the incidence	•	development of case law upholding the adequacy of
	menstrually associated TSS,		tampon warnings that comply with federally
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

        Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        We have two classes of authorized stock:

  •
  Common Stock, par value $.01 per share 244 holders of record, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at March 25, 2003, and
  •
  Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of
  March 25, 2003.

Our common stock is traded on the New York Stock Exchange under the symbol "PYX". No cash dividends have ever been paid on our stock, and we are restricted from paying dividends by the terms of our debt agreements (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K).

        The following table lists the high and low sale price per share of our stock during fiscal 2002 and fiscal 2001 as reported by the New York Stock Exchange-Composite Transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
High	$11.14	$14.25	$13.04	$11.00
Low	$9.60	$10.50	$8.48	$6.95
Fiscal 2001
High	$10.35	$11.20	$10.80	$10.46
Low	$7.93	$8.55	$9.60	$9.30

Item 6. Selected Financial Data

        The information required by this item appears on page F-3 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages F-4 to F-17 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At December 28, 2002, our total indebtedness consisted of $380.0 million in fixed rate debt and $447.7 million in variable rate debt. We currently are not a party to any financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at December 28, 2002, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis (see Note 8 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K).

Item 8. Financial Statements and Supplementary Data

        The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-18 to F-53. The Independent Auditors' Report, dated January 27, 2003, is filed as part of this Form 10-K and can be found on page F-54. The Report of Management, dated January 27, 2003, is filed as part of this 10-K and can be found on page F-55.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

        The information called for by these items (except for the information regarding our executive officers) is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders. The information regarding our executive officers called for by Item 401 of Regulation S-K can be found in Item I(b) on pages 5 to 6 of this Form 10-K.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report (the "Evaluation Date"), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)
Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the systems are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

        (a)    Financial Statements

          (1)  Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-18 to F-53. The Independent Auditors' Report, dated January 27, 2003, is on page F-54 of this Form 10-K.

          (2)  Financial Statement Schedule

          The following financial statement schedule—Schedule II—Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page 26.

          All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

          (3)  Exhibits

          Please see our Exhibit Index on Pages X-1 to X-7 of this Form 10-K.

        (b)  Reports on Form 8-K

        On November 13, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we announced our intent to undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives to be considered include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business.

PLAYTEX PRODUCTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Twelve Months Ended December 28, 2002, December 29, 2001, and December 30, 2000
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Income	Write-off	Balance at End of Period
December 30, 2000
Allowance for doubtful accounts	$(2,292)	$(346)	$401	$(2,237)
December 29, 2001
Allowance for doubtful accounts(1)	$(2,237)	$(1,771)	$1,943	$(2,065)
December 28, 2002
Allowance for doubtful accounts(1)	$(2,065)	$(1,053)	$1,844	$(1,274)

(1)
Includes valuation and qualifying accounts of the Company's wholly-owned special purpose subsidiary used in conjunction with the Receivable Facility of $789 in 2001 and $302 in 2002. (see Note 9 of Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
	By:	/S/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer
March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of March, 2003.

Signatures	Title
/S/ ROBERT B. HAAS Robert B. Haas	Chairman of the Board and Director
/S/ MICHAEL R. GALLAGHER Michael R. Gallagher	Chief Executive Officer and Director (Principal Executive Officer)
/S/ GLENN A. FORBES Glenn A. Forbes	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/S/ RICHARD C. BLUM Richard C. Blum	Director
/S/ MICHAEL R. EISENSON Michael R. Eisenson	Director
/S/ R. JEFFREY HARRIS R. Jeffrey Harris	Director
/S/ C. ANN MERRIFIELD C. Ann Merrifield	Director
/S/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski	Director
/S/ JOHN C. WALKER John C. Walker	Director
/S/ WYCHE H. WALTON Wyche H. Walton	Director
/S/ DOUGLAS D. WHEAT Douglas D. Wheat	Director

PLAYTEX PRODUCTS, INC.
CERTIFICATIONS

I, Michael R. Gallagher, Chief Executive Officer, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Playtex Products, Inc. for the year-ended December 28, 2002;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/S/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)

PLAYTEX PRODUCTS, INC.
CERTIFICATIONS

I, Glenn A. Forbes, Executive Vice President and Chief Financial Officer, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Playtex Products, Inc. for the year-ended December 28, 2002;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/S/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PLATEX PRODUCTS, INC.

2002 ANNUAL REPORT TO STOCKHOLDERS

PLATEX PRODUCTS, INC.
2002 ANNUAL REPORT TO STOCKHOLDERS

INDEX

PAGE(S)
PART I—FINANCIAL INFORMATION
Selected Financial Data	F-3
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-4 to F-17
Consolidated Financial Statements	F-18 to F-21
Notes to Consolidated Financial Statements	F-22 to F-53
PART II—OTHER INFORMATION
Independent Auditors' Report	F-54
Report of Management	F-55
Other Information	F-56 to F-57

PLAYTEX PRODUCTS, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Twelve Months Ended(1)
	December 28, 2002		December 29, 2001		December 30, 2000	December 25, 1999	December 26, 1998
Earnings Statement Data:
Net sales	$719,087		$723,518		$733,363	$695,536	$588,418
Gross profit	390,654		389,711		398,380	385,615	328,454
Operating expenses, excluding amortization of intangibles	248,219	(2)	233,660		228,093	209,322	179,684
Amortization of intangibles	928	(3)	22,060		22,350	21,064	17,336
Operating earnings	141,507		133,991		147,937	155,229	131,434
Interest expense, net	59,543		75,861		84,884	78,961	71,518
Net earnings	$48,904	(4)	$11,545	(5)	$35,544	$44,071	$34,230
Net earnings per share:
Basic	$0.80		$0.19		$0.58	$0.73	$0.58
Diluted	$0.79		$0.19		$0.58	$0.72	$0.57
Net earnings before extraordinary loss and cumulative effect of change in accounting principle	$65,062		$30,881		$35,544	$44,071	$34,230
Net earnings per share before extraordinary loss and cumulative effect of change in accounting principle:
Basic	$1.06		$0.51		$0.58	$0.73	$0.58
Diluted	$1.04		$0.51		$0.58	$0.72	$0.57
Weighted average common shares and equivalent common shares outstanding:
Basic	61,148		61,007		60,824	60,481	59,486
Diluted	63,948		61,115		62,585	62,553	60,411
Balance Sheet Data (at period end):
Working capital	$114,926		$107,780		$74,233	$92,006	$78,548
Total assets	1,078,187		1,105,172		1,139,384	1,148,652	899,221
Total long-term debt, excluding due to related party	827,750		888,800		931,563	987,876	811,750
Stockholders' equity (deficit)	$5,533		$(44,570)		$(56,063)	$(94,868)	$(140,975)

(1)
Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2000 was a fifty-three week year. All other years presented are fifty-two week years.

(2)
Includes a restructuring and asset impairment charge of $7.6 million as a result of the closing of our Watervliet, New York plastic molding facility (see Note 3 of Notes to Consolidated Financial Statements).

(3)
Amortization of intangible assets with indefinite lives was discontinued, as a result of our implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") (see Note 2 of Notes to Consolidated Financial Statements).

(4)
Includes an extraordinary loss of $3.7 million, net of $2.2 million of income tax benefits, as a result of amending our senior secured credit facility (see Notes 8 and 10 of Notes to Consolidated Financial Statements) and cumulative effect of change in accounting principle of $12.4 million, net of $7.1 million of income tax benefits, as a result of our implementation of SFAS No. 142 (see Note 2 of Notes to Consolidated Financial Statements). Offsetting these charges, in part, is a tax benefit of $14.3 million relating to new tax regulations associated with loss disallowance rules (see Note 12 of Notes to Consolidated Financial Statements).

(5)
Includes an extraordinary loss of $19.3 million, net of $12.8 million of income tax benefits, as a result of the refinancing of our senior indebtedness (see Notes 8 and 10 of Notes to Consolidated Financial Statements).

PLAYTEX PRODUCTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes, presented on pages F-18 through F-53.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Part I, Item 1 of this Annual Report on Form 10-K and:

•	price and product changes,	•	impact of weather conditions, especially
•	promotional activity by competitors,		on Sun Care product sales,
•	the loss or bankruptcy of a significant customer,	•	our level of debt and its restrictive covenants,
•	capacity limitations,	•	interest rate fluctuations,
•	the difficulties of integrating acquisitions,	•	future cash flows,
•	raw material and manufacturing costs,	•	dependence on key employees, and
•	adverse publicity and product liability claims,	•	highly competitive nature of consumer products business.

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

        On November 13, 2002, we announced our intent to undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives to be considered include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business. We cannot assure you that this process will result in a transaction.

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

        Our Personal Products Division accounted for 59% of our 2002 consolidated net sales. Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable nurser system	•	Diaper Genie diaper disposal system
•	Playtex cups and mealtime products	•	Wet Ones towelettes
•	Playtex reusable hard bottles	•	Baby Magic infant toiletries
•	Playtex pacifiers	•	Baby Magic baby wipes, and
		•	Mr. Bubble children's bubble bath

        The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,		for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide,		alleviate discomfort associated
with menstrual pain.

        Our Consumer Products Division accounted for 22% of our 2002 consolidated net sales. Our Consumer Products Division includes a number of leading and well-recognized brands in niche categories sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products	•	Binaca breath spray and drops
•	Woolite rug and upholstery cleaning products	•	Tussy deodorant
•	Playtex Gloves	•	Dentax oral care products, and
•	Ogilvie at-home permanents	•	Tek toothbrushes

        Our International/Corporate Sales Division accounted for 19% of our 2002 consolidated net sales and includes:

•	Sales to specialty classes of trade in	•	Export sales
	the United States including: warehouse	•	Sales in Puerto Rico
	clubs, military, convenience stores,	•	Results from our Canadian and Australian
	specialty stores, and telemarketing		subsidiaries, and
		•	Sales of private label tampons

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to the specialty classes of trade in the United States represented 54% of the division's consolidated net sales in fiscal 2002, up from 52% in fiscal 2001 and 50% in fiscal 2000.

Results of Operations

        Our net sales for each of the past three fiscal years 2002, 2001, and 2000 are provided based on our divisional structure (dollars in millions):

		Twelve Months Ended
Product Line	2002 Principal Brand Names	December 28, 2002	December 29, 2001	December 30, 2000
Personal Products Division:
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$226.1	$231.2	$243.9
Feminine Care	Playtex	196.1	190.6	189.4

Total Personal Products Division		422.2	421.8	433.3
Consumer Products Division:
Sun Care	Banana Boat	83.3	93.0	95.5
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca, Tussy, Tek, and Dentax	76.5	78.9	78.9

Total Consumer Products Division		159.8	171.9	174.4
International/Corporate Sales Division		137.1	129.8	125.7

Total		$719.1	$723.5	$733.4

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

        The following discussion presents a consolidated view of our results and, where appropriate, also provides insight to key indicators of division performance. Our results for the years ended December 28, 2002 and December 29, 2001 are for fifty-two week periods and our results for the year ended December 30, 2000 are for a fifty-three week period. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years.

        As a result of our adoption of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller," both of which were codified in November of 2001 with related issues into EITF No. 01-09, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)," we reclassified certain previously reported selling, general and administrative expenses to offset net sales in fiscal 2001 and 2000 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share (see Note 2 of Notes to Consolidated Financial Statements). We also reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses. We reclassified all prior year data to conform to our current year presentation.

        We also adopted, on December 30, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that are determined to have indefinite lives. Had we accounted for goodwill and other intangible assets under SFAS No. 142 for fiscals 2001 and 2000, our reported net earnings and earnings per share would have increased $18.1 million or $0.29 per diluted share in each year. Also in connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, in the first quarter of 2002, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million, net of $7.1 million of tax benefits, or $0.20 per diluted share (see Note 2 of Notes to Consolidated Financial Statements). The adoption of SFAS No. 141 had no impact on our earnings.

        On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003 (see Notes 7, 11 and 12 of Notes to Consolidated Financial Statements). Accordingly, in the first quarter of 2002, we recorded a tax benefit of $14.3 million. The impact, in fiscal 2002, was $0.22 on a diluted share basis.

        All references to market share and market share data are for comparable 52-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share, or retail consumption). This information is provided to us from the ACNielsen Company ("ACNielsen") and is subject to revisions. During 2001, Wal-Mart Stores, Inc. ("Walmart"), ceased providing scanner/consumption data to third parties. As a result, ACNielsen restated consumption and market share data for fiscals 2001 and 2000 to exclude Walmart consumption data.

Twelve Months Ended December 28, 2002 Compared To
    Twelve Months Ended December 29, 2001

Consolidated Net Sales—Our consolidated net sales decreased $4.4 million, to $719.1 million in 2002 as a result of lower Sun Care, Infant Care, and Personal Grooming net sales offset, in part, by gains in Feminine Care and Household Products. Our results benefited from a number of new products including Playtex Heat Therapy and Personal Cleansing Cloths, the Insulator cup, Baby Magic Calming Milk, and Woolite Oxy Deep.

Personal Products Division—Net sales increased $0.4 million, to $422.2 million in 2002.

          Net sales of Infant Care products decreased $5.1 million, or 2%, to $226.1 million in 2002. Excluding the results of our non-core Baby Wipes business, our net sales were essentially flat in 2002 versus 2001. The Infant Care category has been extremely competitive, especially in our Infant Feeding and Baby Toiletries businesses. During 2002, we introduced a number of new products in these categories such as our new Insulator Spill-Proof Cup and Baby Magic Calming Milk products. Our dollar market share in Infant Feeding decreased 2.1 percentage points in 2002 and our Baby Toiletries dollar market share decreased 0.3 percentage points compared to 2001. While our market share in these categories declined overall in 2002, recent trends indicate that our overall market share in Infant Feeding is stabilizing and our market share in Baby Toiletries is starting to improve. We believe product innovation is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring added value to consumers. In 2003, we will introduce the Insulator Sport, a new insulated leak-proof cup with a flip top straw lid for growing kids, a new trainer cup for toddlers, The First Sipster, a new disposable Premium Nurser gift pack and VentAire bottle gift pack.

          Net sales of Feminine Care products increased $5.5 million, or 3%, to $196.1 million in 2002. Our dollar market share in Tampons decreased 0.3 percentage points in 2002, to 29.6%, from 29.9% in 2001. We gained market share in Tampons for the first nine months of 2002. In the third quarter of 2002, a major competitor launched a new product in the plastic applicator segment of the tampon market, where we currently hold a market share leading position. Significant levels of advertising and promotional spending supported this new product launch. As a result, our dollar market share in Tampons declined from 30.3% for the four-week period ended September 28, 2002, to 26.6% for the four-week period ended December 28, 2003 and has remained approximately at that level for the first two months of 2003. Recent trends indicate that the competitor's share gain for the new product launch has leveled out. In early 2003 our consumption levels remain consistent with year-end 2002 consumption rates, however this trails the year-ago levels.

          We intend to continue to defend our market share position in Tampons. In 2003, we will increase our promotional brand support for all of our Feminine Care products especially during the first half of 2003. We have also made improvements to our Tampon products including a soft pearlized plastic applicator and an improved deodorant fragrance. The improved product will be introduced by the first quarter of 2003 and should broadly reach retail shelves in the second quarter. Our comparable net sales results benefited from Playtex Heat Therapy, a new product that we introduced late in the second quarter of 2002, and Playtex Personal Cleansing Cloths, which were introduced in the first quarter of 2001. Playtex Heat Therapy provides women suffering from menstrual pain a discrete method to soothe pain with a comforting heat patch that lasts for hours. The patch is effectively merchandised as a complementary product in the feminine care aisle. Playtex Personal Cleansing Cloths, pre-moistened towelettes for feminine hygiene, continue to grow as the number one brand in a small but growing complementary segment for our Feminine Care line.

Consumer Products Division—Net sales decreased $12.1 million, or 7%, to $159.8 million in 2002.

          Net sales of Sun Care products decreased $9.7 million, or 10%, to $83.3 million in 2002. Our dollar market share of the Sun Care category increased 0.8 percentage points in 2002, to 21.7%, from 20.9% in 2001. Our retail consumption grew 4.9% while the category increased 0.9%. Our results, at retail, benefited from two new products for the 2002 Sun Care season: VitaSkin and Indoor Tanning. Our net sales decline was primarily due to a reduction in shipments in the third quarter of 2002 and a shifting of shipments from the fourth quarter of 2002 into the first quarter of 2003. Each of these efforts are a part of our overall strategy to reduce the impact of Sun Care product returns. In addition, we reduced net sales by $3.3 million in the second quarter of 2002 as a result of higher than anticipated 2001 Sun Care season returns. We believe our initiatives to reduce Sun Care product returns will result in reducing the overall costs associated with Sun Care, as we better align our shipment patterns with consumption patterns for next season. We expect annualized cost savings associated with this initiative of between $2.0 and $3.0 million starting in 2003. For the 2003 Sun Care season, we introduced two new Banana Boat lines, Suntanicals and Baby Magic by Banana Boat in addition to new VitaSkin and Indoor Tanning products.

          Net sales of Household Products/Personal Grooming decreased $2.4 million, or 3%, to $76.5 million in 2002. The net sales decline was due to category weakness in each of the core categories in which we compete. Retail consumption of the rug and upholstery cleaning category decreased 3.8%, household gloves decreased 4.2%, the home perms/straighteners category decreased 14.7% and the breath freshener (spray and drops) category decreased 22.5% compared to 2001. All of our core products, except Gloves, exceeded category performance and increased their respective annual dollar market shares compared to 2001. Woolite's market share of the rug and upholstery cleaning category increased 3.5 percentage points in 2002, to 24.3%, from 20.8% in 2001. Our Woolite results benefited from two new products: Woolite Power Shot a deep penetrating carpet cleaner that we introduced late in 2001 and Woolite Oxy Deep, an oxygenated deep cleaning spot and stain product introduced in the third quarter of 2002. Ogilvie increased its dollar market share 1.2 percentage points in 2002, to 72.1%, of the home perms/straighteners category while Binaca increased its dollar market share 2.8 percentage points, to 38.5%, of the breath freshener (spray and drops) category. In Gloves, our dollar market share decreased 2.1 percentage points in 2002, to 29.5% of the household gloves category as a result of competitive activities including increased private label activity, which is not unusual during tough economic times.

International/Corporate Sales Division—Net sales increased $7.3 million, or 6%, to $137.1 million in 2002. A significant portion of this increase was due to higher Sun Care net sales to the specialty classes of trade, primarily club stores. Net sales in the U.S. specialty classes of trade increased 10% in 2002 and our international net sales were essentially flat compared to 2001. We believe the sales growth in the U.S. specialty classes of trade was due primarily to the increased focus on these distribution channels.

Consolidated Gross Profit—Our consolidated gross profit increased $0.9 million to $390.7 million in 2002. As a percent of net sales, gross profit increased 0.4 percentage points, to 54.3% in 2002. The increase in gross profit and gross profit as a percent of net sales was due primarily to the mix of products sold and favorable product cost.

Consolidated Product Contribution—Our consolidated product contribution increased $0.5 million to $307.3 million in 2002. As a percent of net sales, product contribution increased 0.3 percentage points to 42.7% in 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher gross profit offset, in part, by higher advertising and sales promotion expenses.

  Personal Products Division—Product contribution increased $4.5 million, or 2%, to $196.9 million in 2002. As a percent of net sales, product contribution increased 1.0 percentage point to 46.6% in 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales, favorable product cost and lower advertising and sales promotion expenses offset, in part, by unfavorable product mix impact on margin.

  Consumer Products Division—Product contribution decreased $7.9 million, or 14%, to $49.2 million in 2002. As a percent of net sales, product contribution decreased 2.4 percentage points to 30.8% in 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses. Contributing to the decrease was a reduction of our net sales for Sun Care due to our initiative to reduce Sun Care product returns and higher than expected returns from the 2001 Sun Care season, which negatively impacted our reported product contribution by $2.0 million.

  International/Corporate Sales Division—Product contribution increased $3.5 million, or 6%, to $62.0 million in 2002. As a percent of net sales, product contribution increased 0.2 percentage points to 45.2% in 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales and higher gross profit, partially offset by higher advertising and sales promotion expenses.

Consolidated Operating Earnings—Our consolidated operating earnings increased $7.5 million, or 6%, to $141.5 million in 2002. The increase in operating earnings was a result of a reduction of $21.1 million of amortization expense, in 2002, associated with our implementation of SFAS No. 142. In accordance with SFAS No. 142, we stopped the amortization of goodwill and other intangible assets with indefinite lives on December 29, 2001, the beginning of our 2002 fiscal year (see Note 2 of Notes to Financial Statements). Assuming SFAS No. 142 was implemented on December 31, 2000, the start of our fiscal year 2001, our operating earnings would have decreased $13.6 million, or 10.2% compared to 2001. This decrease is the result of a restructuring and asset impairment charge of $7.6 million related to the closing of our Watervliet, New York plastic molding facility (see Note 3 of Notes to Consolidated Financial Statements) and a 3% increase in our selling, general and administrative expenses.

Consolidated Interest Expense, Net—Our consolidated interest expense decreased $16.3 million, or 22%, to $59.5 million in 2002. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt decreased $55.2 million in 2002, or 6% as a result of:
  =>
  the utilization of the Receivables Facility established in May 2001 (see Note 9 of Notes to Consolidated Financial Statements),
  =>
  our repayment of the $471.8 million outstanding on the Term A and Term B Loans, on May 29, 2002, with the issuance of a new $450.0 million Term C Loan and $21.8 million of cash (see Note 8 of Notes to Consolidated Financial Statements),
  =>
  our redemption of $20.0 million principal amount of Convertible Notes on November 6, 2002 (see Note 8 of Notes to Consolidated Financial Statements), and
  =>
  lower average borrowings on the Revolving Credit Facility.

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in 2002 was 4.50% compared to 6.85% in 2001. The lower rates were due to a favorable interest rate environment as well as favorable pricing on our new Term C Loan.

Consolidated Other Expenses—Our consolidated other expenses increased $0.6 million, or 26%, to $2.7 million in 2002. In late May 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility. The increase in 2002 was due to having the Receivables Facility available to us for the full fiscal year.

Consolidated Income Taxes—Our consolidated income taxes decreased $10.9 million, or 43%, to $14.2 million in 2002. As a percent of pre-tax earnings, our effective tax rate decreased 26.9 percentage points to 18.0% of earnings before income taxes, extraordinary loss and cumulative effect of change in accounting principle. In the first quarter of 2002, we recorded a tax benefit of $14.3 million, or $0.22 per diluted share, due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 12 of Notes to Consolidated Financial Statements). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care Inc., which we sold during fiscal 1999. We expect our effective tax rate, in 2003, to be approximately 37% of earnings before income taxes. This effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives as a result of our adoption of SFAS No. 142 in 2002 (see Note 2 of Notes to Consolidated Financial Statements). A large portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which resulted in a higher effective tax rate.

Extraordinary Loss—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8 of Notes to Consolidated Financial Statements). We recorded an extraordinary loss during the second quarter ended June 29, 2002 of $3.7 million, net of income tax benefits of $2.2 million, or $0.06 per diluted share, associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan.

        In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million, or $0.32 per diluted share, as a result of the refinancing of our senior indebtedness (see Note 8 of Notes to Consolidated Financial Statements). This extraordinary loss included cash provisions for call premiums on our retired fixed rate indebtedness, a non-cash provision for the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness.

Cumulative Effect of Change in Accounting Principle—In connection with the adoption of SFAS No. 142 (see Note 2 of Notes to Consolidated Financial Statements), we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept as prescribed by this new accounting rule. We recorded an after tax charge of $12.4 million, net of income tax benefits of $7.1 million, or $0.19 per diluted share, as a cumulative effect of change in accounting principle as a result of the new impairment testing methodology. The impairment was related to certain trademarks acquired in our acquisition of Personal Care Holdings, Inc., which we acquired on January 28, 1998. We determined the fair values of all of our trademarks at December 29, 2001 and compared them with their carrying values. The trademarks impacted by this write-off were in our non-core brands including: Chubs, Diaparene, Tussy, Dorothy Gray, and Better Off.

Twelve Months Ended December 29, 2001 Compared To
    Twelve Months Ended December 30, 2000

Consolidated Net Sales—Our consolidated net sales decreased $9.8 million, to $723.5 million in 2001. Fiscal 2001 was a challenging year for us, as a difficult economic environment and competitive issues, primarily in Infant Care, negatively impacted our results.

Personal Products Division—Net sales decreased $11.5 million, or 3%, to $421.8 million in 2001.

          Net sales of Infant Care products decreased $12.7 million, or 5%, to $231.2 million in 2001. During the past two years, the Infant Care segment has become increasingly competitive. New competition entered most of our Infant Care categories, often with lower priced products supported by extensive advertising and promotional activities. In Infant Feeding, our dollar market share was 36.8% in 2001, a decrease of 2.9 percentage points compared to 2000. This dollar market share decline was primarily the result of a decrease of 7.3 market share points in Cups. Our Cups decline was due to an influx of several lower priced spill-proof cup offerings from competitors. We lost 2.0 dollar market share points in Infant Toiletries due to new products introduced by the market share leader and our dollar market share in Wet Ones was pressured due to several new competitors entering the category and investing significantly in advertising and promotion to generate trial of their product. Our Wet Ones retail consumption has grown, but not at the rate of the category. We believe this new attention in pre-moistened towelettes favorably impacted our results as more consumers entered the hands and face segment. Our dollar market share of the pre-moistened towelettes categories was 61.9% in 2001. We gained 2.9 market share points in Disposable Feeding and 1.7 market share points in Reusable Hard Bottles and our Diaper Genie brand represented 93.1% of the Diaper Pail segment.

          Net sales of Feminine Care products increased $1.2 million, or 1%, to $190.6 million in 2001 driven by a 5% price increase across a large portion of our product offerings in 2001. Our share of the U.S. tampon category was essentially flat at 29.9% in 2001 compared to 30.2% in 2000. Our retail consumption grew 1.2%, in dollars, while the category grew 2.2%. The tampon category experienced an increase in price promotional activity in the plastic applicator segment and some private label impact in the cardboard applicator segment, beginning early in 2001. During 2001, we launched Playtex Personal Cleansing Cloths for use in feminine hygiene.

Consumer Products Division—Net sales decreased $2.5 million, or 1%, to $171.9 million in 2001.

          Net sales of Sun Care products decreased $2.5 million, or 3%, to $93.0 million in 2001. The sales decline is due primarily to lower sales of remnant product to customers that specialize in close-outs and unfavorable early season weather. The early season weather resulted in a higher growth rate in the indoor tanning and sunless segments compared to the "In Sun/After Sun" segment. Our business has historically been stronger in the "In Sun/After Sun" segment of the market. We did not have an indoor tanning product in 2001 and while we do have sunless products, they have not been an area of focus for our business. For the 2002 Sun Care season, we will be introducing an indoor tanning product and VitaSkin Advanced Sun Protection, a product line that combines the benefits of sun protection with a quality skin care product designed for everyday use. Our dollar market share of the Sun care category was 20.9% in 2001.

          Household Products/Personal Grooming 2001 net sales of $78.9 million were essentially flat compared to fiscal 2000. Net sales increases in Ogilvie and Woolite offset net sales declines in our Gloves and toothbrush businesses. Ogilvie benefited from our Straightener product and represented 70.9% of the home perms/straighteners category in 2001. Woolite benefited from the introduction of Woolite Spot & Stain Wipes, early in 2001, and improved sales versus 2000 for our Heavy Traffic and Pet Stain products. Our Gloves net sales were lower due primarily to competitive activities. Net sales of our toothbrush products declined 27% and our skin care brands declined 7% compared to 2000.

International/Corporate Sales Division—Net sales increased $4.1 million, or 3%, to $129.8 million in 2001. The increase was due primarily to higher net sales in the specialty classes of trade. Net sales in the U.S. specialty classes of trade were $67.5 million in 2001, an increase of 8% compared to 2000. We believe this growth was due primarily to the increased focus on these distribution channels. Our international net sales including our Canadian subsidiary and Puerto Rico were $62.3 million in 2001, down $0.8 million compared to 2000.

Consolidated Gross Profit—Our consolidated gross profit decreased $8.7 million, or 2%, to $389.7 million in 2001. As a percent of net sales, gross profit decreased 0.5 percentage points, to 53.9% in 2001. The decrease in gross profit and gross profit as a percent of net sales was due primarily to our lower net sales and higher bad debt provisions.

Consolidated Product Contribution—Our consolidated product contribution decreased $2.9 million, or 1%, to $306.9 million in 2001. As a percent of net sales, product contribution increased 0.2 percentage points to 42.4% in 2001. The decrease in product contribution was due primarily to lower gross margins offset, in part, by lower overall advertising and sales promotion expenses.

  Personal Products Division—Product contribution decreased $0.5 million to $192.3 million in 2001. The decrease was due to our lower net sales. As a percent of net sales, product contribution increased 1.0 percentage points to 45.6% in 2001. The increase in product contribution was primarily the result of lower overall advertising and sales promotion expenses as a percentage of net sales.

  Consumer Products Division—Product contribution decreased $4.2 million, or 7%, to $57.0 million in 2001. As a percent of net sales, product contribution decreased 1.9 percentage points to 33.2% in 2001. The decrease in product contribution and product contribution as a percent of net sales was due primarily to higher advertising and sales promotion expenses in our Sun Care and Woolite businesses and higher expenses associated with Sun Care returns.

  International/Corporate Sales Division—Product contribution increased $1.6 million, or 3%, to $58.5 million in 2001. The increase in product contribution was due primarily to higher net sales. As a percent of net sales, product contribution decreased 0.2 percentage points to 45.0% in 2001. The decrease was due primarily to higher advertising and sales promotion expenses as a percent of net sales.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $13.9 million, or 9%, to $134.0 million in 2001. The decrease in operating earnings was the result of lower consolidated net sales, gross profit, and product contribution as discussed and higher selling, general and administrative expenses reflecting normal salary increases and support of new product initiatives.

Consolidated Interest Expense—Our consolidated interest expense decreased $9.0 million, or 11%, to $75.9 million in 2001. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for 2001 was less than the prior year by $54.5 million, or 6%, due primarily to the establishment of a Receivables Facility (see Note 9 of Notes to Consolidated Financial Statements) and the prepayment of $21.0 million of scheduled principal payments on our new Term A Loan and $3.5 million of scheduled principal payments on our new Term B Loan;

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in 2001 was 6.85% compared to 7.76% in 2000; and

  •
  A change in our debt portfolio, resulting in a higher ratio of variable rate debt to fixed rate debt, which created additional savings due to the favorable short-term interest rate environment in fiscal 2001.

Consolidated Other Expenses—Our consolidated other expenses were $2.1 million in 2001. During the second quarter of 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

Consolidated Income Taxes—Our consolidated income taxes decreased $2.4 million, or 9%, to $25.1 million in 2001. As a percent of pre-tax earnings, our effective tax rate before extraordinary loss increased 1.3 percentage points to 44.9% of pre-tax earnings in 2001. Our effective tax rate increases, as the portion of goodwill amortization that is non-deductible for tax purposes becomes a larger portion of operating earnings.

Consolidated Extraordinary Loss—In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million, or $0.32 per diluted share, as a result of the refinancing of our senior indebtedness (see Note 8 of Notes to Consolidated Financial Statements). The extraordinary loss included cash provisions for call premiums on our 9% Senior Subordinated Notes due 2003 (the "9% Notes") and our 8 7/8% Senior Notes due 2004 (the "8 7/8% Notes"), termination fees for two interest rate swap agreements related to our prior credit facility, and duplicative net interest expense during the period between extinguishment and redemption of the 9% Notes and 8 7/8% Notes. The extraordinary loss also contained a non-cash provision for the write-off of unamortized deferred financing costs related to the 9% Notes, 8 7/8% Notes and the prior credit agreement.

Liquidity and Capital Resources

        On November 13, 2002, we announced our intent to undertake a process to evaluate certain strategic alternatives including, but not limited to, business combinations, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business. We cannot assure you that this process will result in a transaction. Also certain scenarios may require us to seek additional debt or equity financing, in certain situations, in connection with some of the strategic alternatives available to us. As we cannot assure you that such financing will be available to us, our ability to execute certain strategic alternatives may be restricted.

        One of our major corporate objectives has been to reduce our outstanding indebtedness and lower our borrowing costs. We reduced our indebtedness by: $61.0 million in fiscal 2002, $42.8 million in fiscal 2001, and $56.3 million in fiscal 2000. Highlights of this strategy include:

  •
  On November 6, 2002, we redeemed $20.0 million principal amount of our 6% Convertible Notes. The remaining $30.0 million principal amount of Convertible Notes mature on January 31, 2004 and are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date.

  •
  On May 29, 2002, we amended our credit facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million. Borrowings under the Term C Loan are less costly to us than borrowings under either the Term A Loan or Term B Loan. The interest rate, at our option, is LIBOR plus 2.25% for the Term C Loan compared to LIBOR plus 2.75% for the Term A Loan and LIBOR plus 3.00% for the Term B Loan. The Term C Loan matures May 31, 2009.

  •
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

        At December 28, 2002, long-term debt (including current portion but excluding obligations due to related party) was $827.8 million compared to $888.8 million at December 29, 2001. During 2002, we redeemed $20.0 million of our 6% Convertible Notes and repaid $40.0 million of variable rate debt. Our remaining scheduled principal repayment obligations are (excluding amounts due to related party):

•	$4.5 million in 2003,	•	$4.5 million in 2006, and
•	$34.5 million in 2004,	•	$779.8 million thereafter.
•	$4.5 million in 2005,

        In the event that we have excess cash flow, as defined in our credit agreement, we may, within 90 days of each year-end, be required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into an excess cash flow account which will be used to redeem our 6% Convertible Notes. In March of 2003, we deposited $19.1 million into the excess cash flow account and we intend to use these funds to repay a portion of our 6% Convertible Notes in April of 2003.

        Our Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At December 28, 2002, we had $121.6 million available to borrow under the Revolving Credit Facility, net of outstanding letters of credit. At December 28, 2002, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $39.0 million.

        The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

•	new indebtedness and liens,	•	dividends and other distributions, and
•	major acquisitions or mergers,	•	the application of excess cash flow.
•	capital expenditures and asset sales,

        At December 28, 2002, our working capital (current assets net of current liabilities) increased $7.1 million to $114.9 million compared to $107.8 million at December 29, 2001.

  •
  Total current assets increased approximately $81.4 million at December 28, 2002 compared to December 29, 2001. The increase was primarily the result of the $80.0 million related party note that comes due in 2003 (see Note 7 of Notes to Consolidated Financial Statements). All other current assets increased $1.4 million compared to 2001.

  •
  Total current liabilities increased approximately $74.2 million at December 28, 2002 compared to December 29, 2001. The increase was primarily the result of the $78.4 million related party note that comes due in 2003 (see Note 11 of Notes to Consolidated Financial Statements) and the $4.5 million in current debt obligations associated with the Term C Loan. Accrued expenses decreased $11.2 million at December 28, 2002 compared to December 29, 2001 due primarily to an acceleration of the Sun Care returns process for the 2002 season compared to prior years and lower reserves for advertising and promotional expenses due to the timing of payments and programs. All other current liabilities increased $2.5 million compared to December 29, 2001.

        Our net cash flows from operations decreased $49.0 million, to $77.9 million in fiscal 2002. Our net cash flows from operations were very high at the end of 2001 due to the initial benefit realized on the establishment of the Receivables Facility. In fiscal 2001, we increased our cash flow derived from working capital by $56.5 million by selling an undivided fractional interest in our Accounts Receivable to a third party via our Receivables Facility. Excluding the sales of receivables in 2001 and 2002 via our Receivables Facility, our net cash flows from operations would have increased by $25.0 million in fiscal 2002 compared to 2001. We used the cash flows generated from operations, over the last three fiscal years, to reduce our outstanding indebtedness, as noted above, to fund purchases of capital assets and intangible assets and to pay fees related to our debt refinancing efforts.

        We intend to fund our operations, capital expenditures and debt service requirements through cash flow generated from operations, including proceeds from the Receivables Facility, and borrowings under the Revolving Credit

Facility through fiscal 2007. However, we do not expect to generate sufficient cash flow from operations to pay in full the 2008 and 2009 scheduled principal payments on the Term C Loan, which collectively total $425.3 million. In addition, we do not expect to generate sufficient cash flow from operations to fund the $350.0 million scheduled principal payment on the 9 3/8% Notes due in fiscal 2011. Accordingly, we will have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future-borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

        Capital expenditures for equipment and facility improvements were $16.4 million in 2002. These expenditures were used primarily to support new products and product improvements, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. We anticipate 2003 capital expenditures to be approximately $25.0 million.

Off Balance Sheet Arrangements and Other Commitments

        On occasion we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties. At December 28, 2002, we had two-off balance sheet arrangements.

        On May 22, 2001, we entered into the Receivables Facility through a wholly owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC (see Note 9 of Notes to Consolidated Financial Statements). Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Credit Facility. We sold $39.0 million of undivided fractional interest in our receivables, at December 28, 2002, through the Receivables Facility.

        We also enter into operating leases with unaffiliated third parties. These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. At December 28, 2002, we had in aggregate $32.1 million of committed expenses associated with operating leases that are not reflected on our Consolidated Balance Sheet as a liability, in accordance with generally accepted accounting principles (see Note 15 of Notes to Consolidated Financial Statements). We believe operating leases are beneficial to us by allowing us to match the cost of the asset with the benefits derived from it. Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the assets carrying amount and amortized to expense over the assets useful life. We are required to adopt the provisions of SFAS No. 143 effective December 29, 2002, the start of our fiscal year 2003. We do not believe SFAS No. 143 will impact us materially.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement updates, clarifies and simplifies existing accounting pronouncements and becomes effective for us starting in fiscal 2003. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt previously classified, as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 for such classification will be reclassified to conform to the provisions of SFAS No. 145. SFAS No. 145 will require us to reclassify our historical results, but will have no impact on our previously reported net earnings.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 28, 2002. SFAS No. 146 had no impact on our financial statements, as presented, for fiscal year end 2002.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123." Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement No. 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Our plans are to continue to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 for determining compensation expense related to the issuance of stock options as permitted by SFAS No. 123 (see Notes 1 and 13 of Notes to Consolidated Financial Statements).

        In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe, at December 28, 2002, we were a part to any indirect guarantees of indebtedness of others.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	$719,087	$723,518	$733,363
Cost of sales	328,433	333,807	334,983

Gross profit	390,654	389,711	398,380

Operating expenses:
Selling, general and administrative	240,620	233,660	228,093
Restructuring and asset impairment	7,599	—	—
Amortization of intangibles	928	22,060	22,350

Total operating expenses	249,147	255,720	250,443

Operating earnings	141,507	133,991	147,937
Interest expense including related party interest expense of $12,150, net of related party interest income of $12,003 for all periods presented	59,543	75,861	84,884
Other expenses	2,653	2,103	—

Earnings before income taxes, extraordinary loss and cumulative effect of change in accounting principle	79,311	56,027	63,053
Income taxes	14,249	25,146	27,509

Earnings before extraordinary loss and cumulative effect of change in accounting principle	65,062	30,881	35,544

Extraordinary loss on early extinguishment of debt, net of $2,147 tax benefit in 2002 and $12,829 tax benefit in 2001	(3,735)	(19,336)	—

Earnings before cumulative effect of change in accounting principle	61,327	11,545	35,544

Cumulative effect of change in accounting principle, net of $7,141 tax benefit	(12,423)	—	—

Net earnings	$48,904	$11,545	$35,544

Earnings per share—Basic:
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$1.06	$0.51	$0.58
Extraordinary loss	(0.06)	(0.32)	—
Cumulative effect of change in accounting principle	(0.20)	—	—

Earnings per share—Basic	$0.80	$0.19	$0.58

Earnings per share—Diluted:
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$1.04	$0.51	$0.58
Extraordinary loss	(0.06)	(0.32)	—
Cumulative effect of change in accounting principle	(0.19)	—	—

Earnings per share—Diluted	$0.79	$0.19	$0.58

Weighted average common shares and equivalent common shares outstanding:
Basic	61,148	61,007	60,824
Diluted	63,948	61,115	62,585

See the accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28, 2002	December 29, 2001
Assets
Current assets:
Cash	$31,605	$34,006
Receivables, less allowance for doubtful accounts	27,735	32,491
Retained interest in receivables	59,774	51,238
Inventories	85,160	82,193
Due from related party	80,017	—
Deferred income taxes, net	8,130	12,097
Other current assets	7,782	6,793

Total current assets	300,203	218,818
Net property, plant and equipment	121,199	124,761
Intangible assets, net:
Goodwill	494,307	494,187
Trademarks, patents and other	139,174	159,516
Deferred financing costs	13,592	17,931
Due from related party	—	80,017
Other noncurrent assets	9,712	9,942

Total assets	$1,078,187	$1,105,172

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,088	$43,603
Accrued expenses	54,217	65,376
Due to related party	78,386	—
Income taxes payable	1,086	2,059
Current maturities of long-term debt	4,500	—

Total current liabilities	185,277	111,038
Long-term debt	823,250	888,800
Due to related party	—	78,386
Other noncurrent liabilities	14,526	13,146
Deferred income taxes, net	49,601	58,372

Total liabilities	1,072,654	1,149,742

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at December 28, 2002 and 61,044,199 shares at December 29, 2001	612	610
Additional paid-in capital	526,233	524,384
Retained earnings (deficit)	(516,771)	(565,675)
Accumulated other comprehensive earnings	(4,541)	(3,889)

Total stockholders' equity	5,533	(44,570)

Total liabilities and stockholders' equity	$1,078,187	$1,105,172

See the accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE EARNINGS

(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings	Total
Balance, December 25, 1999	60,562	$605	$519,811	$(612,764)	$(2,520)	$(94,868)
Net earnings	—	—	—	35,544	—	35,544
Foreign currency translation adjustment	—	—	—	—	(638)	(638)

Comprehensive earnings						34,906
Stock issued to employees exercising stock options	409	4	3,895	—	—	3,899

Balance, December 30, 2000	60,971	609	523,706	(577,220)	(3,158)	(56,063)
Net earnings	—	—	—	11,545	—	11,545
Foreign currency translation adjustment	—	—	—	—	(731)	(731)

Comprehensive earnings						10,814
Stock issued to employees exercising stock options	73	1	678	—	—	679

Balance, December 29, 2001	61,044	610	524,384	(565,675)	$(3,889)	(44,570)
Net earnings	—	—	—	48,904	—	48,904
Foreign currency translation adjustment	—	—	—	—	111	111
Minimum pension liability adjustment	—	—	—	—	(763)	(763)

Comprehensive earnings						48,252
Stock issued to employees exercising stock options	172	2	1,849	—	—	1,851

Balance, December 28, 2002	61,216	$612	$526,233	$(516,771)	$(4,541)	$5,533

See the accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Cash flows from operations:
Net earnings	$48,904	$11,545	$35,544
Non-cash items included in earnings:
Cumulative effect of change in accounting principle, net of tax benefit	12,423	—	—
Asset impairment charge	4,222	—	—
Extraordinary loss, net of tax benefits	3,735	19,336	—
Amortization of intangibles	928	22,060	22,350
Amortization of deferred financing costs	2,138	2,923	3,750
Depreciation	14,011	13,140	11,547
Deferred income taxes	2,342	12,902	11,383
Other, net	2,530	(1,016)	(3,214)
Changes in working capital items, net of effects of business acquisitions:
(Increase) decrease in receivables and retained interests	(3,780)	47,241	(714)
(Increase) decrease in inventories	(2,967)	3,133	170
(Increase) decrease in other current assets	(989)	(1,377)	223
Increase (decrease) in accounts payable	3,485	(7,932)	6,428
Increase (decrease) in income taxes payable, net of impact of the extraordinary loss	1,174	10,292	(3,911)
(Decrease) in accrued expenses and other liabilities	(10,257)	(5,312)	(4,830)

Net cash flows from operations	77,899	126,935	78,726
Cash flows used for investing activities:
Purchases of property, plant and equipment	(16,445)	(19,950)	(22,724)
Intangible assets acquired	(975)	(500)	(279)

Net cash flows used for investing activities	(17,420)	(20,450)	(23,003)
Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under revolving credit facilities	(17,000)	17,000	(32,500)
Long-term debt borrowings	450,000	850,000	—
Long-term debt repayments	(494,050)	(909,763)	(23,813)
Payment of debt extinguishment fees and related expenses	—	(21,177)	—
Payment of financing costs	(3,681)	(19,500)	(553)
Issuance of shares of common stock	1,851	679	3,899

Net cash flows used for financing activities	(62,880)	(82,761)	(52,967)
(Decrease) increase in cash	(2,401)	23,724	2,756
Cash at beginning of period	34,006	10,282	7,526

Cash at end of period	$31,605	$34,006	$10,282

Supplemental disclosures of cash flow information Cash paid during the periods for:
Interest	$55,939	$77,773	$80,979
Income taxes, net of refunds	$10,527	$1,926	$20,039

See the accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Principles of Consolidation—Our consolidated financial statements include the accounts of Playtex Products, Inc. and all of our subsidiaries ("Playtex Products, Inc."). All significant intercompany balances have been eliminated.

        Revenue Recognition—Revenues are recognized when we ship our products to customers and title transfers. In accordance with industry practice, we allow customers to return unused Sun Care products after the summer season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles.

        Advertising and Sales Promotion Costs—Costs incurred for producing and communicating advertising, coupon and other consumer promotion activities and cooperative advertising programs with the trade are expensed when incurred.

        Shipping and Handling Costs—Freight costs are included in cost of goods sold in the Consolidated Statements of Earnings.

        Cash and cash equivalents—Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include material, labor and manufacturing overhead.

        Net Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful life of the asset. Our estimated useful life for significant fixed asset classes is as follows:

•	land improvements range from	•	machinery and equipment range from
	15 to 40 years,		4 to 20 years, and
•	building and improvements range from	•	furniture and fixtures range from
	20 to 40 years,		5 to 10 years.

        Intangible Assets—Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. We recorded a charge upon adoption of SFAS No. 142 of $12.4 million, net of $7.1 million in tax benefits, in the first quarter of 2002, reported as a cumulative effect of change in accounting principle (see Note 2).

        Long-Lived Assets—We review long-lived assets, including fixed assets and intangible assets with definitive lives, like patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We follow the guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Deferred Financing Costs—Expenses incurred to issue long-term debt have been capitalized and are being amortized on a straight line basis which approximates the effective yield method over the life of the related debt agreements and are included as a component of interest expense in the Consolidated Statements of Earnings. These deferred costs, net of accumulated amortization, amounted to $13.6 million and $17.9 million at December 28, 2002 and December 29, 2001, respectively.

        Income Taxes—Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to recover.

        Foreign Currency Translation—Assets and liabilities of our foreign subsidiaries have been translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average exchange rates for the year. Net foreign translation gains or losses are accumulated in a separate section of stockholders' equity titled "Accumulated Other Comprehensive Earnings."

        Interest Rate Protection Agreements—We selectively enter into interest rate protection agreements to reduce our financial risk associated with changing interest rates. We have used two types of interest rate protection agreements in the past:

  •
  Swaps, which are derivative financial instruments that involve trading of variable rate for fixed rate interest payments, and
  •
  Caps, which are derivative financial contracts that limit interest expense in the event interest rates rise above a predetermined rate.

We do not utilize derivative financial instruments for trading or other speculative purposes. At December 28, 2002 and December 29, 2001, we were not a party to any debt interest rate protection agreements.

        Stock-Based Compensation—We account for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 13). As permitted by SFAS No. 123, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 for determining compensation expense related to the issuance of stock options. If we determined compensation expense under the alternate fair value approach permitted by SFAS No. 123, our earnings and earnings per share would have been reduced to the pro forma amounts listed below:

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
	(In thousands, except per share data)
Net earnings:
As reported	$48,904	$11,545	$35,544
Pro forma	$45,132	$6,875	$32,024
Earnings per share:
As reported
Basic	$0.80	$0.19	$0.58
Diluted	$0.79	$0.19	$0.58
Pro forma
Basic	$0.74	$0.11	$0.53
Diluted	$0.73	$0.11	$0.53
Weighted average common shares and common equivalent shares outstanding:
Basic	61,148	61,007	60,824
Diluted	63,948	61,115	62,585

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

  •
  weighted average risk-free interest rates of 4.60%, 5.54%, and 6.51% for fiscal 2002, 2001, and 2000;
  •
  no dividend yield;
  •
  expected option life of 8 years before exercise or cancellation for fiscal 2002 and 7 years for fiscals 2001 and 2000; and
  •
  volatility of 35%.

        Fiscal Year—Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2002 and fiscal 2001 were fifty-two week years and fiscal 2000 was a fifty-three week year.

        Use of Estimates—The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect:

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

        Reclassifications—For comparative purposes, we reclassified certain previously reported selling, general, and administrative expenses to an offset to net sales (see Note 2). In addition, we reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses. These reclassifications were made to conform to our current year presentation.

2. Impact of New Accounting Pronouncements

        In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." In November of 2001, both of these EITFs were codified in with related issues into EITF No. 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." We adopted the requirements of these Issues effective December 30, 2001, the start of our fiscal year 2002. These issues address the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of these issues, we reclassified certain previously reported selling, general and administrative expenses to offset net sales to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share.

        Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 142, which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. As such, we stopped the amortization of goodwill and other intangible assets with indefinite lives on December 29, 2001. The standard requires a reassessment of the useful lives of identifiable intangible assets, other than goodwill, and at minimum an annual test for impairment of goodwill and intangibles with indefinite lives.

        In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 30, 2001, the first day of fiscal 2002, and determined that none of our goodwill was impaired. We are required to test our goodwill for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed an additional test, as part of the required annual goodwill impairment testing, at the end of the first quarter of 2002. The results of this test, like the test performed at December 29, 2001, confirmed that none of our goodwill was impaired.

        In addition, we reassessed the useful lives of our identifiable intangible assets and determined that our trademarks have indefinite lives. As required by SFAS No. 142, we stopped the amortization of our trademarks on December 29, 2001. We will continue to amortize our patents, which are identifiable intangible assets with definite useful lives. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principle, of $19.6 million ($12.4 million or $0.19 per diluted share, net of tax benefits) in the first quarter of 2002. This charge reduced the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We will test the carrying value of trademarks for impairment at least annually and more frequently if events or circumstances indicate a likelihood of impairment. Patents will continue to be tested for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Had we accounted for goodwill and other intangible assets under the non-amortization provisions of SFAS No. 142 for fiscal 2001 and fiscal 2000, our net earnings and earnings per share would have been as follows (in thousands except per share amounts):

	Twelve Months Ended
	December 29, 2001	December 30, 2000
Net earnings:
Reported net earnings	$11,545	$35,544
Add back goodwill and trademark amortization expense, net of tax	18,084	18,084

Adjusted net earnings	$29,629	$53,628

Earnings per share—Basic and Diluted:
Reported earnings per share	$0.19	$0.58
Impact of goodwill and trademark amortization expense, net of tax	0.29	0.29

Adjusted earnings per share	$0.48	$0.87

        Effective December 30, 2001, we adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retains the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" while also resolving significant implementation issues associated with SFAS 121. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". This statement also amends SFAS No. 13, "Accounting for Leases", to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We will be required to adopt SFAS 145 on December 29, 2002, the first day of fiscal 2003. Upon adoption, we will be required to reclassify the $3.7 million and the $19.3 million of extraordinary losses, net of tax recorded in 2002 and 2001, resulting from their amended Credit Facility and refinancing of their senior indebtedness to continuing operations, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of SFAS 146.

3. Restructuring and Impairment Costs

        In 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $0.08 per diluted share, as a result of our decision to close our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was approximately $4.2 million and severance and other exit costs related to the termination of employees was estimated at $3.4 million. We spent $1.6 million related to severance and other exit costs during 2002. The Watervliet facility manufactured component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement.

4. Accumulated Other Comprehensive Earnings

        In 2002, we recorded a minimum pension liability adjustment related to the under funded status of our Canadian pension plan (see Note 16). The accumulated balances for each classification of comprehensive earnings are as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Earnings
Balance, December 25, 1999	$(2,520)	$—	$(2,520)
Change in period	(638)	—	(638)

Balance, December 30, 2000	(3,158)	—	(3,158)
Change in period	(731)	—	(731)

Balance, December 29, 2001	(3,889)	—	(3,889)
Change in period	111	(763)	(652)

Balance, December 28, 2002	$(3,778)	$(763)	$(4,541)

5. Business Segments and Geographic Area Information

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

        Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

•	Playtex disposable nurser system,	•	Baby Magic infant toiletries
	cups and reusable hard bottles	•	Mr. Bubble children's bubble bath
•	Wet Ones pre-moistened towelettes	•	Baby Magic baby wipes, and
•	Diaper Genie diaper disposal system	•	Binky pacifiers.

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons. As well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,		for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide,		alleviate discomfort associated with menstrual pain.

        Our Consumer Products Division includes a number of leading and well-recognized brands sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products	•	Binaca breath spray and drops
•	Woolite rug and upholstery cleaning products	•	Tussy deodorant
•	Playtex Gloves	•	Dentax oral care products, and
•	Ogilvie at-home permanents	•	Tek toothbrushes

        Our International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in the United States including: warehouse clubs, military, convenience stores, specialty stores, and telemarketing	• • • •	export sales sales in Puerto Rico results from our Canadian and Australian subsidiaries sales of private label tampons

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

        We evaluate division performance based on their product contribution excluding general corporate allocations. In 2002, we reclassified certain unallocated charges from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by us to evaluate division results. We do not segregate assets, amortization, capital expenditures, or interest income and interest expense to divisions (in thousands).

	Twelve Months Ended
	December 28, 2002		December 29, 2001		December 30, 2000
	Net Sales	Product Contribution	Net Sales	Product Contribution	Net Sales	Product Contribution
Personal Products	$422,184	$196,850	$421,831	$192,301	$433,259	$192,837
Consumer Products	159,820	49,152	171,917	57,047	174,417	61,244
International/Corporate Sales	137,083	61,974	129,770	58,457	125,687	56,825
Unallocated charges	—	(642)	—	(926)	—	(1,142)

Total consolidated	$719,087	307,334	$723,518	306,879	$733,363	309,764

Reconciliation to operating earnings:
Selling, distribution, research and administrative		157,300		150,828		139,477
Restructuring and asset impairment		7,599		—		—
Amortization of intangibles		928		22,060		22,350

Operating earnings		$141,507		$133,991		$147,937

        The amount of depreciation allocated to the divisions is as follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Personal Products	$7,655	$7,165	$6,332
Consumer Products	1,642	1,601	1,369
International/Corporate Sales	974	1,006	834

Depreciation included in product contribution	10,271	9,772	8,535
Depreciation not allocated to divisions	3,740	3,368	3,012

Consolidated depreciation	$14,011	$13,140	$11,547

Geographic Area Information

        Net sales and product contribution represents sales to unaffiliated customers only. Intergeographic sales and transfers between geographic areas are minimal and are not disclosed separately. Net sales and product contribution within the United States includes all 50 states and its territories. Corporate charges that are not allocated to divisions (see preceding table) are included in product contribution for the United States. International net sales and product contribution represents business activity outside of the United States and its territories (in thousands).

	Twelve Months Ended
	December 28, 2002		December 29, 2001		December 30, 2000
	Net Sales	Product Contribution	Net Sales	Product Contribution	Net Sales	Product Contribution
United States	$663,659	$287,238	$667,830	$287,272	$676,014	$288,320
International	55,428	20,096	55,688	19,607	57,349	21,444

Total	$719,087	$307,334	$723,518	$306,879	$733,363	$309,764

        Identifiable assets by geographic area represent those assets that are used in our operations in each area.

Identifiable Assets	December 28, 2002	December 29, 2001
United States	$1,053,007	$1,085,029
International	25,180	20,143

Total	$1,078,187	$1,105,172

6. Balance Sheet Components

        The components of certain balance sheet accounts are as follows (in thousands):

	December 28, 2002	December 29, 2001
Cash	$23,105	$27,103
Cash—lock box(1)	8,500	6,903

Net	$31,605	$34,006

Receivables	$28,707	$33,767
Less allowance for doubtful accounts	(972)	(1,276)

Net	$27,735	$32,491

Inventories:
Raw materials	$18,780	$23,715
Work in process	2,125	1,934
Finished goods	64,255	56,544

Total	$85,160	$82,193

(1)
Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 9).

	December 28, 2002	December 29, 2001
Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	39,694	41,047
Machinery and equipment	183,200	186,557

	225,270	229,980
Less accumulated depreciation	(104,071)	(105,219)

Net	$121,199	$124,761

Goodwill	$667,151	$667,031
Less accumulated amortization	(172,844)	(172,844)

Net	$494,307	$494,187

Trademarks, patents, and other	$163,300	$182,714
Less accumulated amortization	(24,126)	(23,198)

Net	$139,174	$159,516

Deferred financing costs	$16,306	$19,500
Less accumulated amortization	(2,714)	(1,569)

Net	$13,592	$17,931

Accrued expenses:
Advertising and sales promotion	$16,665	$20,687
Employee compensation and benefits	15,769	14,743
Interest	7,864	6,398
Insurance	1,501	3,238
Other	12,418	20,310

Total	$54,217	$65,376

7. Due from Related Party

        Our business is unrelated to the business of Playtex Apparel, Inc. ("Apparel"), which was spun-off from us in 1988 in a reorganization of the Company. Two of our former directors and senior executive officers are general partners of the investor group (the "Apparel Partnership"), which controlled Apparel until it was later sold. Playtex Investment Corp., one of our wholly-owned subsidiaries, is the holder of 15% debentures issued by the Apparel Partnership due December 15, 2003. Interest on the debentures is payable annually in cash or additional debentures. The Apparel Partnership decided to make its debenture payments in additional debentures through their December 15, 1993 payment and have paid in cash since then. The obligations of the Apparel Partnership are nonrecourse to the partners of the Apparel Partnership. The unaudited assets of the Apparel Partnership are Sara Lee Corporation common stock with a market value of approximately $5.9 million at December 28, 2002 and December 29, 2001. Cash of approximately $1.4 million at December 28, 2002 and $1.1 million at December 29, 2001 and our 15 1/2% subordinated notes held by them (see Note 11). We believe its debentures, which we hold, represent its only material liability.

8. Long-Term Debt

        Long-term debt, excluding amounts due to related party, consists of the following (in thousands):

	December 28, 2002	December 29, 2001
Variable rate indebtedness:
Term A Loan	$—	$76,000
Term B Loan	—	395,800
Term C Loan	447,750	—
Revolving Credit Facility	—	17,000
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	30,000	50,000

	827,750	888,800
Less current maturities	(4,500)	—

Total long-term debt	$823,250	$888,800

        One of our major corporate objectives has been to reduce our outstanding indebtedness and lower our borrowing costs. We reduced our indebtedness by: $61.1 million in fiscal 2002; $42.8 million in fiscal 2001; and $56.3 million in fiscal 2000. Highlights of this strategy include:

  •
  On November 6, 2002, we redeemed $20.0 million principal amount of our 6% Convertible Subordinated Notes due 2004 (the "Convertible Notes"), for an aggregate consideration of approximately $20.3 million, including accrued and unpaid interest to the redemption date.

  •
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

  •
  On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

  =>
  $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes"), and

  =>
  a Credit Facility, at that time, consisting of:

  •
  a six-year $100.0 million Term A Loan, subsequently repaid on May 29, 2002,
  •
  an eight-year $400.0 million Term B Loan, subsequently repaid on May 29, 2002, and
  •
  a six-year $125.0 million Revolving Credit Facility.

  In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our then outstanding indebtedness, except for the Convertible Notes.

Fixed Rate Indebtedness

        Our fixed rate indebtedness at December 28, 2002 of $380.0 million consists of our 9 3/8% Notes and the Convertible Notes. We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

        The Convertible Notes are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date. On November 6, 2002, we redeemed $20.0 million principal amount of our Convertible Notes as discussed previously. The Convertible Notes are convertible into approximately 1.6 million shares of our common stock at a conversion price of approximately $19.15 per common share. The Convertible Notes mature on January 31, 2004.

Variable Rate Indebtedness

        Our variable rate indebtedness of $447.7 million at December 28, 2002, consists solely of the $447.7 million outstanding under the Term C Loan. We did not have any borrowings outstanding against our Revolving Credit Facility at December 28, 2002. The rates of interest we pay under the Term C Loan and Revolving Credit Facility vary over time depending on short-term interest rates. We also pay fees on our Revolving Credit Facility commitments, which vary depending on our credit rating. Loans made under the Revolving Credit Facility mature on May 22, 2007 and our final principal payment on the Term C Loan is due May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: approximately $4.5 million per year in fiscal years 2003 through 2007, approximately $213.7 million in 2008, and $211.5 million in 2009. We paid one $2.3 million semi-annual payment on the Term C Loan during fiscal 2002. At December 28, 2002, we had $121.6 million of unused borrowings available to us under the Revolving Credit Facility, net of outstanding letters of credit.

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At December 28, 2002 and December 29, 2001, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at December 28, 2002, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

        The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, like the Prime Rate or LIBOR.

  •
  Our weighted average variable interest rate for fiscal 2002 was 4.50%, compared to 6.85% in fiscal 2001 and 7.76% in fiscal 2000.

  •
  At December 28, 2002, our variable interest rate was 4.04% compared to 5.19% at December 29, 2001.

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

        The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly owned subsidiaries are guarantors of the 9 3/8% Notes (see Note 20).

        Our required principal repayments are (excluding amounts due to related party):

•	$4.5 million in 2003,	•	$4.5 million in 2006,
•	$34.5 million in 2004,	•	$4.5 million in 2007, and
•	$4.5 million in 2005,	•	$775.2 million thereafter.

        In the event that we have excess cash flow, as defined in our Credit Facility, we may, within 90 days of each year-end, be required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow. In March of 2003, we deposited $19.1 million into the excess cash flow account and we intend to use these funds to repay a portion of our 6% Convertible Notes in April of 2003.

9. Receivables Facility

        On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Proceeds from the draw down on the Receivables Facility of amounts greater than $75.0 million must be used to repay the Term C Loan, the first time such amounts are utilized. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

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

        At December 28, 2002, Playtex A/R LLC had $98.3 million of receivables, of which $39.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2002, we have sold in aggregate approximately $628.0 million of accounts receivable to Playtex A/R LLC. In return, we have received from Playtex A/R LLC approximately $624.5 million of cash.

        We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $2.7 million in 2002 and $2.1 million in 2001, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

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

        Commitments under the Receivables Facility have terms of 364 days, which may be renewed annually at the option of the Conduit. In May 2002, the Receivables Facility was extended through May 2003. The Receivables Facility may be terminated prior to its term in the event of:

•	nonpayment of fees or	•	bankruptcy events,
	other amounts when due,	•	material judgments,
•	violation of covenants,	•	defaults under the Receivables Facility,
•	failure of any representation or warranty to	•	a servicing default, and
	be true in all material respects	•	a downgrade in the Senior Secured Credit
	when made,		Facility to less than B- by S&P and less than B3 by Moody's.

10. Extraordinary Loss

        We recorded an extraordinary loss of $3.7 million, net of $2.2 million in tax benefits, or $0.06 per diluted share during fiscal 2002 as a result of the amendment to our Credit Facility. On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8). The extraordinary loss was associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan.

        In 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million, or $0.32 per diluted share as a result of the Refinancing Transaction (see Note 8). This extraordinary loss included call premiums on our retired fixed rate indebtedness, the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness.

11. Due to Related Party

        Due to related party consists of 15 1/2% subordinated notes issued by us and held by the Apparel Partnership. The subordinated notes are due on December 15, 2003 and interest on them is payable annually in cash or additional 15 1/2% subordinated notes. We decided to make our interest payments on the subordinated notes in additional subordinated notes through our December 15, 1993 payment and have paid in cash since then (see Note 7).

12. Income Taxes

        The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred income tax assets and liabilities are calculated for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts we expect to realize.

        Earnings before income taxes, extraordinary loss and cumulative effect of change in accounting principle are as follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
U.S.	$76,979	$53,719	$59,519
Foreign	2,332	2,308	3,534

Total	$79,311	$56,027	$63,053

        Our provisions for income taxes are as follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 30, 2001	December 30, 2000
Current:
Federal	$13,126	$11,281	$13,580
State and local	756	40	982
Foreign	(1,975)	923	1,564

	11,907	12,244	16,126
Deferred:
Federal	1,412	11,871	10,292
State and local	631	1,003	1,091
Foreign	299	28	—

	2,342	12,902	11,383

Total	$14,249	$25,146	$27,509

        In 2002, we recorded an extraordinary loss of $3.7 million, net of $2.2 million of tax benefits, associated with the write-off of the unamortized deferred financing costs relating to our Term A Loan and Term B Loan (see Notes 8 and 10). In addition, during 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc. during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care Inc. to offset capital gains during the statutory five-year carry forward period. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the deferred capital gain associated with the 1988 spin-off of the Apparel business. The tax gain created by the spin-off of the Apparel business will come due on December 15, 2003 in conjunction with the retirement of the Related Party Notes (see Notes 7 and 11). Accordingly, we recorded a tax benefit of $14.3 million, or $0.22 per diluted share, in fiscal 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance, as we do not currently expect to realize it.

        In 2001, we recorded an extraordinary loss of $19.3 million, net of $12.8 million of tax benefits, as a result of the Refinancing Transaction (see Notes 8 and 10). This extraordinary loss included call premiums on our retired fixed rate indebtedness, the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness.

        Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 28, 2002 and December 29, 2001 are as follows (in thousands):

	December 28, 2002	December 29, 2001
Deferred tax assets:
Capital loss carryover	$49,020	$—
Allowances and reserves not currently deductible	8,135	12,069
Postretirement benefits reserve	5,479	4,790
Net operating loss carryforwards	1,521	2,462
Other	1,265	1,376

Subtotal	65,420	20,697
Less: valuation allowance	(34,722)	—

Total	$30,698	$20,697

Deferred tax liabilities:
Property, plant and equipment	$27,830	$25,125
Trademarks	23,600	23,056
Deferred gain on sale of business	14,298	14,298
Undistributed earnings of foreign subsidiary	4,490	2,515
Other	1,951	1,978

Total	$72,169	$66,972

        We have available net operating loss carryforwards ("NOLs") of $4.3 million at December 28, 2002 that expire in years 2009 through 2012. These NOLs relate primarily to operations of Banana Boat Holdings and Carewell prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration. The current benefit realized from these NOLs was $1.0 million for each of the last three fiscal years.

        Our tax provision before extraordinary loss and cumulative effect of change in accounting principle differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Expected federal income tax at statutory rates	$27,759	$19,609	$22,069
Deferred tax expense for undistributed foreign earnings	1,975	—	—
State and local income taxes	902	678	1,347
Amortization of intangible assets	—	4,496	4,496
Benefit of capital loss carryover	(14,298)	—	—
Benefit of favorable foreign tax audit	(2,275)	—	—
Other, net	186	363	(403)

Total tax provision	$14,249	$25,146	$27,509

13. Stock-Based Compensation

        We established a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must:

  •
  have an exercise price equal to or greater than the price of the stock on the date of grant; and
  •
  have an expiration date no more than ten years from the grant date.

        Except for formula grants to certain non-employee directors, which vest over a five-year period, options vest over a period determined by the Compensation and Stock Option Committee. We have 1,122,285 shares available to grant as options and 7,968,966 shares authorized but unissued under the plan at December 28, 2002.

        The following table summarizes our stock option activity over the past three fiscal years:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,356,330	$11.17	5,191,129	$11.59	4,581,326	$11.86
Granted	840,000	12.38	1,517,000	9.90	1,732,500	10.85
Exercised	(171,657)	9.57	(73,300)	8.73	(436,572)	8.79
Forfeited	(177,992)	12.16	(278,499)	12.59	(686,125)	13.35

Outstanding at end of year	6,846,681	11.34	6,356,330	11.17	5,191,129	11.59

Options exercisable at year-end	4,602,593	11.51	3,689,976	11.57	2,832,780	11.12
Weighted-average fair value of options granted during the year		$6.08		$4.75		$5.43

        The following table summarizes information about our stock options outstanding at December 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
$7.00 to 8.00	338,261	2.66	$7.8750	338,261	$7.8750
$8.00 to 9.00	153,500	3.45	8.6714	153,500	8.6714
$9.00 to 10.00	1,845,597	4.99	9.7057	1,388,042	9.7552
$10.00 to 11.00	2,068,323	7.71	10.5118	1,126,121	10.5897
$11.00 to 13.00	977,000	8.43	12.4369	150,668	12.7642
$13.00 to 14.00	141,000	5.99	13.8564	123,001	13.8902
$14.00 to 15.00	832,000	5.74	14.7251	832,000	14.7251
$15.00 to 16.00	491,000	6.38	15.5000	491,000	15.5000

$7.00 to 16.00	6,846,681	6.36	11.3363	4,602,593	11.5053

14. Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the last three fiscal years (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Numerator:
Earnings before extraordinary loss and cumulative effect of change in accounting principle—as reported	$65,062	$30,881	$35,544
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes, net of tax	1,780	—	946

Earnings before extraordinary loss and cumulative effect of change in accounting principle adjusted for assumed dilutive conversion	66,842	30,881	36,490
Extraordinary loss, net of tax benefits	(3,735)	(19,336)	—
Cumulative effect of change in accounting principle, net of tax benefits	(12,423)	—	—

Net earnings—Diluted	$50,684	$11,545	$36,490

Denominator:
Weighted average common shares outstanding—Basic	61,148	61,007	60,824
Effect of Dilutive Securities:
Adjustment for dilutive effect of stock options	341	108	456
Adjustment for dilutive effect of Convertible Notes	2,459	—	1,305

Weighted average common shares outstanding—Diluted	63,948	61,115	62,585

Earnings per share—Basic:
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$1.06	$0.51	$0.58
Extraordinary loss, net of tax benefits	(0.06)	(0.32)	—
Cumulative effect of change in accounting principle, net of tax benefits	(0.20)	—	—

Net earnings	$0.80	$0.19	$0.58

Earnings per share—Diluted:
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$1.04	$0.51	$0.58
Extraordinary loss, net of tax benefits	(0.06)	(0.32)	—
Cumulative effect of change in accounting principle, net of tax benefits	(0.19)	—	—

Net earnings	$0.79	$0.19	$0.58

        Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (has the affect of increasing EPS), the impact of the dilutive securities is not included in the computation. In fiscal 2001, the Convertible Notes were anti-dilutive.

15. Leases

        Our leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. Future minimum payments under non-cancelable operating leases, with initial terms exceeding one year, for fiscal years ending after December 28, 2002 are as follows: $10.6 million in 2003, $8.5 million in 2004, $5.1 million in 2005, $3.3 million in 2006, $1.4 million in 2007 and $3.2 million in later years.

        Rent expense for operating leases amounted to $13.1 million, $12.4 million, and $10.8 million for fiscal 2002, 2001 and 2000, respectively.

16. Pension and Other Postretirement Benefits

        Defined Benefit Pension Plans—Substantially all of our U.S. hourly and most of our Canadian employees participate in pension plans. At December 28, 2002, approximately 1,430 participants were covered by these plans and approximately 320 of them were receiving benefits.

        Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, are amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include:

  •
  expected long-term rate of return on plan assets of 8.75% at December 28, 2002 and 9.75% at December 29, 2001,
  •
  discount rate of 6.75% at December 28, 2002 and 7.25% at December 29, 2001 used in calculating the projected benefit obligation, and
  •
  the rate of average future increases in compensation levels at December 28, 2002 was 3.00% for fiscal 2003 and 2004 and 4% thereafter. The rate of average future increases in compensation levels was 4.0% at December 29, 2001.

        The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents.

        Net pension expense (benefit) for fiscal 2002, 2001 and 2000 is included in selling, general and administrative expenses in the Consolidated Statements of Earnings and includes the following components (in thousands):

	Twelve Months Ended
Net Pension Expense	December 28, 2002	December 29, 2001	December 30, 2000
Service cost—benefits earned during the period	$1,264	$1,244	$1,068
Interest cost on projected benefit obligation	2,809	2,744	2,535
Expected return on plan assets	(4,358)	(5,237)	(6,020)
Amortization of prior service cost	55	81	95
Amortization of unrecognized net gain	(7)	(567)	(1,958)
Loss due to curtailments	320	—	—
Amortization of transition gain	29	28	(40)

Net pension expense (benefit)	$112	$(1,707)	$(4,320)

        Reconciliation's of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2002 and 2001 are as follows (in thousands):

Change in Benefit Obligation	December 28, 2002	December 29, 2001
Benefit obligation at beginning of year	$41,155	$36,601
Service cost	1,264	1,244
Interest cost	2,809	2,744
Actuarial loss	978	2,439
Benefits paid	(1,806)	(1,737)
Special termination benefits	(70)	—
Foreign currency exchange rate changes	50	(136)

Benefit obligation at end of year	$44,380	$41,155

Change in Plan Assets
Fair value of plan assets at beginning of year	$50,858	$55,117
Actual return on plan assets	(6,055)	(2,229)
Benefits paid	(1,806)	(1,737)
Foreign currency exchange rate changes	50	(293)

Fair value of plan assets at end of year	$43,047	$50,858

Reconciliation of the Funded Status
Funded status	$(1,333)	$9,703
Unrecognized transition asset	379	404
Unrecognized prior service cost	3	445
Unrecognized actuarial loss (gain)	9,677	(1,725)

Prepaid benefit cost	$8,726	$8,827

        Postretirement Benefits Other than Pensions—We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Practically all of the U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

        The components of the postretirement net periodic expense, which is included in operating earning in the Consolidated Statements of Earnings for fiscal 2002, 2001, and 2000, are as follows (in thousands):

	Twelve Months Ended
Net Periodic Postretirement Expense	December 28, 2002	December 29, 2001	December 30, 2000
Service cost—benefits earned during the period	$792	$580	$504
Interest cost on accumulated benefit obligation	1,358	1,129	1,013
Amortization of prior service cost	(94)	(95)	217
Recognized actuarial loss	403	269	73

Net periodic postretirement expense	$2,459	$1,883	$1,807

        Reconciliation's of the change in benefit obligation, change in plan assets, and the funded status of the plan for fiscal 2002 and 2001 are as follows (in thousands):

Change in Benefit Obligation	December 28, 2002	December 29, 2001
Benefit obligation at beginning of year	$17,000	$14,755
Service cost	792	580
Interest cost	1,358	1,129
Employee contributions	311	182
Actuarial loss	4,714	1,198
Benefits paid	(1,120)	(844)

Benefit obligation at end of year	$23,055	$17,000

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	809	662
Employee contributions	311	182
Benefits paid	(1,120)	(844)

Fair value of plan assets at end of year	$—	$—

Reconciliation of the Funded Status
Funded status	$(23,055)	$(17,000)
Unrecognized prior service gain	(712)	(806)
Unrecognized actuarial loss	10,022	5,711

Net amount accrued at year-end	$(13,745)	$(12,095)

        The assumed health care cost trend rate and discount rate were 9.0% and 7.25% in 2002, respectively compared to 9.5% and 7.50% in 2001, respectively. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.0% is reached in 2010. A one percentage point increase in the assumed health care costs trend rate increases the sum of the service and interest costs components of the fiscal 2002 net periodic postretirement benefit expense by 19%, and the accumulated postretirement benefit obligation as of December 28, 2002 by 15%. A one percentage point decrease in the assumed health care costs trend rate decreases the sum of the service and interest costs components of the fiscal 2002 net periodic postretirement benefit expense by 15% and the accumulated postretirement benefit obligation by 13%.

        Defined Contribution Benefit Plans—We also provide four defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to earnings for the defined contribution plans totaled $6.7 million, $5.8 million and $5.9 million for our last three fiscal years ended 2002, 2001, and 2000.

17. Business and Credit Concentrations

        Most of our customers are dispersed throughout the United States and Canada. No single customer accounted for more than 10% of our consolidated net sales in fiscal 2002, 2001, or 2000 with the exception of our largest customer (approximately 25% in 2002, 23% in 2001 and in 2000). Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our largest customer were $25.1 million at December 28, 2002 and $29.4 million at December 29, 2001. Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our customers ranked second through tenth in net sales, ranged from $8.6 million to $2.9 million at December 28, 2002 and ranged from $9.2 million to $3.9 million at December 29, 2001. Sales to these customers were made primarily from our two largest business segments.

18. Disclosure about the Fair Value of Financial Instruments

        Cash, Receivables, Retained Interest in Receivables, Accounts Payable, Income Taxes and Accrued Expenses—The carrying amounts approximate fair value because of the short-term nature of these instruments.

        Variable Rate Debt—The carrying amounts approximate fair value because the rate of interest on borrowings under the credit agreement is, at our option, a function of various alternative short-term borrowing rates.

        Long-term Debt and Other Financial Instruments—The fair value of the following financial instruments was estimated at December 28, 2002 and December 29, 2001 as follows (in thousands):

	December 28, 2002		December 29, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
9 3/8% Senior Subordinated Notes(a)	$350,000	$381,500	$350,000	$369,250
6% Convertible Subordinated Notes due 2004(b)	30,000	31,060	50,000	50,880
15% Notes due from Playtex Apparel Partners, L.P.(c)	80,017	80,017	80,017	80,017
15 1/2% Subordinated Notes due to Playtex Apparel Partners, L.P.(c)	78,386	78,386	78,386	78,386
Other noncurrent assets(d)	9,712	9,659	9,942	9,914
Noncurrent liabilities(d)	14,526	14,503	13,146	13,115

(a)
The estimated fair value was based on quotes provided by independent securities dealers.

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

19. Quarterly Data (Unaudited)

        The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2002 and 2001 (in thousands, except per share data):

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$196,751	$201,552	$161,567	$159,217
Gross profit	111,040	113,841	85,495	80,278
Operating earnings	39,481	48,467	28,760	24,799
Earnings before extraordinary loss and cumulative effect of change in accounting principle	28,540	20,473	8,886	7,163
Net earnings	16,117	16,738	8,886	7,163
Earnings before extraordinary loss and cumulative effect of change in accounting principle(a):
Basic	$0.47	$0.33	$0.15	$0.12
Diluted	$0.45	$0.32	$0.14	$0.12
Earnings per share(a):
Basic	$0.26	$0.27	$0.15	$0.12
Diluted	$0.26	$0.27	$0.14	$0.12
Stock market price
High	$11.14	$14.25	$13.04	$11.00
Low	$9.60	$10.50	$8.48	$6.95
Fiscal 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$199,616	$198,444	$158,800	$166,658
Gross profit	110,713	110,590	83,286	85,122
Operating earnings	43,384	42,261	23,699	24,647
Earnings before extraordinary loss	12,844	12,129	2,356	3,552
Net earnings (loss)	12,844	(7,207)	2,356	3,552
Earnings per share before extraordinary loss(a):
Basic	$0.21	$0.20	$0.04	$0.06
Diluted	$0.21	$0.20	$0.04	$0.06
Earnings per share(a):
Basic	$0.21	$(0.12)	$0.04	$0.06
Diluted	$0.21	$(0.11)	$0.04	$0.06
Stock market price
High	$10.35	$11.20	$10.80	$10.46
Low	$7.93	$8.55	$9.60	$9.30

(a)
Earnings per share data are computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

20. Condensed Consolidating Financial Information

9 3/8% Senior Subordinated Notes due 2011

        The 9 3/8% Notes are guaranteed by the following wholly-owned subsidiaries:

  •
  Playtex Sales & Services, Inc. ("PSSI"). PSSI provides sales solicitation, management and administrative services to us and our U.S. affiliates.
  •
  Playtex Manufacturing, Inc. ("PMI"). PMI is a contract manufacturer and contract research and development services provider for our U.S. affiliates.
  •
  Playtex Investment Corp. ("PIC"). PIC is an investment holding company, which holds the Apparel Debentures (see Note 7).
  •
  Playtex International Corp. ("PINTL"). PINTL is the sole shareholder of Playtex Limited, a manufacturer and distributor of Playtex products in Canada.
  •
  TH Marketing Corp. ("THMC"). THMC is the sole shareholder of Playtex Foreign Sales Corporation.
  •
  SmileTote, Inc. ("STI"). STI owns certain intangible assets associated with our infant feeding business.
  •
  Sun Pharmaceuticals Corp. ("Sun"). Sun owns the Banana Boat trade name and certain other intangible assets associated with the Banana Boat business. Sun distributes its products outside the U.S. and Puerto Rico and to certain U.S. distributors, excluding the Company.
  •
  Personal Care Group, Inc. ("PCG"). PCG is the owner of various personal care related intangible assets.
  •
  Personal Care Holdings, Inc. ("PCH"). PCH is the sole shareholder of PCG.
  •
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

        The following wholly-owned subsidiaries are non guarantors of the 9 3/8% Notes:

  •
  Playtex Limited. Playtex Limited is our Canadian subsidiary.
  •
  Playtex Foreign Sales Corporation ("PFSC"). PFSC is a foreign sales corporation as defined by Internal Revenue Code Section 922.
  •
  Playtex Products Australia PTY LTD ("PPI Aust"). PPI Aust is a distributor of personal care products in Australia and New Zealand, and
  •
  Playtex Enterprise Risk Management LTD ("PERM"). PERM is a captive insurance company.

        The following information, presents our condensed consolidating financial position as of December 28, 2002 and December 29, 2001 and our condensed consolidating statements of earnings and cash flows for each of our last three fiscal years 2002, 2001, and 2000. The presentation is made based on:

•	the Company on a consolidated basis,	•	the combined guarantors, and
•	the parent company only,	•	the combined non-guarantors.

Condensed Consolidating Balance Sheet Data
as of December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$300,203	$(492)	$111,207	$167,852	$21,636
Investment in subsidiaries	—	(486,087)	472,329	13,758	—
Intercompany receivable	—	(113,943)	—	113,943	—
Net property, plant and equipment	121,199	—	129	120,481	589
Intangible assets	633,481	—	440,529	192,952	—
Other noncurrent assets	23,304	—	22,108	1,196	—

Total assets	$1,078,187	$(600,522)	$1,046,302	$610,182	$22,225

Liabilities and Stockholders' Equity
Current liabilities	$185,277	$(492)	$174,514	$7,258	$3,997
Intercompany payable	—	(113,943)	28,014	81,812	4,117
Long-term debt	823,250	—	823,250	—	—
Other noncurrent liabilities	64,127	—	14,991	49,508	(372)

Total liabilities	1,072,654	(114,435)	1,040,769	138,578	7,742
Stockholders' equity	5,533	(486,087)	5,533	471,604	14,483

Total liabilities and stockholders' equity	$1,078,187	$(600,522)	$1,046,302	$610,182	$22,225

Condensed Consolidating Balance Sheet Data
as of December 29, 2001
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$218,818	$9	$114,504	$87,001	$17,304
Investment in subsidiaries	—	(478,436)	465,246	13,190	—
Intercompany receivable	—	(97,403)	—	96,338	1,065
Net property, plant and equipment	124,761	—	88	123,983	690
Intangible assets	653,703	—	440,598	213,105	—
Due from related party	80,017	(500)	—	80,517	—
Other noncurrent assets	27,873	—	27,873	—	—

Total assets	$1,105,172	$(576,330)	$1,048,309	$614,134	$19,059

Liabilities and Stockholders' Equity
Current liabilities	$111,038	$16	$101,916	$5,631	$3,475
Intercompany payable	—	(97,403)	479	94,122	2,802
Long-term debt	888,800	—	888,800	—	—
Due to related party	78,386	(507)	78,893	—	—
Other noncurrent liabilities	71,518	—	22,791	49,135	(408)

Total liabilities	1,149,742	(97,894)	1,092,879	148,888	5,869
Stockholders' equity	(44,570)	(478,436)	(44,570)	465,246	13,190

Total liabilities and stockholders' equity	$1,105,172	$(576,330)	$1,048,309	$614,134	$19,059

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$719,087	$(432,759)	$685,595	$425,728	$40,523
Cost of sales	328,433	(323,783)	318,956	307,459	25,801

Gross profit	390,654	(108,976)	366,639	118,269	14,722

Operating expenses:
Selling, general and administrative	240,620	(108,976)	255,582	82,074	11,940
Restructuring and asset impairment	7,599	—	3,799	3,800	—
Amortization of intangibles	928	—	95	833	—

Total operating expenses	249,147	(108,976)	259,476	86,707	11,940

Operating earnings	141,507	—	107,163	31,562	2,782
Interest expense, net	59,543	—	71,620	(12,003)	(74)
Other expense	2,653	—	2,653	—	—
Equity in net earnings of subsidiaries	—	17,249	(15,821)	(1,428)	—

Earnings before income taxes	79,311	(17,249)	48,711	44,993	2,856
Income taxes	14,249	—	(3,928)	17,274	903

Earnings before extraordinary loss and change in accounting principle	65,062	(17,249)	52,639	27,719	1,953

Extraordinary loss, net of tax	(3,735)	—	(3,735)	—	—
Cumulative effect of change in accounting principle	(12,423)	—	—	(12,423)	—

Net earnings	$48,904	$(17,249)	$48,904	$15,296	$1,953

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 29, 2001
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$723,518	$(424,978)	$688,819	$419,503	$40,174
Cost of sales	333,807	(291,635)	292,836	307,894	24,712

Gross profit	389,711	(133,343)	395,983	111,609	15,462

Operating expenses:
Selling, general and administrative	233,660	(133,343)	276,924	77,526	12,553
Amortization of intangibles	22,060	—	15,447	6,613	—

Total operating expenses	255,720	(133,343)	292,371	84,139	12,553

Operating earnings	133,991	—	103,612	27,470	2,909
Interest expense, net	75,861	—	88,134	(12,003)	(270)
Other expense	2,103	—	2,103	—	—
Equity in net earnings of subsidiaries	—	28,171	(26,022)	(2,149)	—

Earnings before income taxes	56,027	(28,171)	39,397	41,622	3,179
Income taxes	25,146	—	8,516	15,600	1,030

Earnings before extraordinary loss	30,881	(28,171)	30,881	26,022	2,149

Extraordinary loss, net of tax	(19,336)	—	(19,336)	—	—

Net earnings	$11,545	$(28,171)	$11,545	$26,022	$2,149

Condensed Consolidating Statement of Earnings Data
For the Twelve Months Ended December 30, 2000
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$733,363	$(432,931)	$697,226	$429,371	$39,697
Cost of sales	334,983	(315,110)	322,509	303,503	24,081

Gross profit	398,380	(117,821)	374,717	125,868	15,616

Operating expenses:
Selling, general and administrative	228,093	(117,821)	242,688	92,059	11,167
Amortization of intangibles	22,350	—	15,430	6,920	—

Total operating expenses	250,443	(117,821)	258,118	98,979	11,167

Operating earnings	147,937	—	116,599	26,889	4,449
Interest expense, net	84,884	—	97,213	(12,003)	(326)
Equity in net earnings of subsidiaries	—	29,255	(26,129)	(3,126)	—

Earnings before income taxes	63,053	(29,255)	45,515	42,018	4,775
Income taxes	27,509	—	9,971	15,889	1,649

Net earnings	$35,544	$(29,255)	$35,544	$26,129	$3,126

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$48,904	$(17,249)	$48,904	$15,296	$1,953
Non-cash items included in earnings:
Cumulative effect of change in accounting principle, net of tax	12,423	—	—	12,423	—
Asset impairment charge	4,222	—	2,111	2,111	—
Extraordinary loss, net of tax	3,735	—	3,735	—	—
Amortization of intangibles	928	—	95	833	—
Amortization of deferred financing costs	2,138	—	2,138	—	—
Depreciation	14,011	—	16	13,735	260
Deferred taxes	2,342	—	(4,897)	7,203	36
Other, net	2,530	17,249	(13,291)	(1,428)	—
Increase (decrease) in net working capital	(13,334)	—	(16,882)	4,573	(1,025)
Increase in amounts due to Parent	—	—	27,534	(29,914)	2,380

Net cash flows from operations	77,899	—	49,463	24,832	3,604
Cash flows used for investing activities:
Purchases of property, plant and equipment	(16,445)	—	(57)	(16,237)	(151)
Businesses and intangible assets acquired, net	(975)	200	(225)	(950)	—

Net cash flows used for investing activities	(17,420)	200	(282)	(17,187)	(151)
Cash flows used for financing activities:
Net borrowings under working capital credit facilities	(17,000)	—	(17,000)	—	—
Long-term debt borrowings	450,000	—	450,000	—	—
Long-term debt repayments	(494,050)	—	(494,050)	—	—
Payment of financing costs	(3,681)	—	(3,681)	—	—
Issuance of shares of common stock, net	1,851	(200)	1,851	—	200
Receipt (payment) of dividends	—	—	8,813	(7,645)	(1,168)

Net cash flows used for financing activities	(62,880)	(200)	(54,067)	(7,645)	(968)
Decrease in cash	(2,401)	—	(4,886)	—	2,485
Cash at beginning of period	34,006	8	26,698	1	7,299

Cash at end of period	$31,605	$8	$21,812	$1	$9,784

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 29, 2001
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$11,545	$(28,171)	$11,545	$26,022	$2,149
Non-cash items included in earnings:
Extraordinary loss, net of tax	19,336	—	19,336	—	—
Amortization of intangibles	22,060	—	15,447	6,613	—
Amortization of deferred financing costs	2,923	—	2,923	—	—
Depreciation	13,140	—	32	12,812	296
Deferred taxes	12,902	—	5,757	7,150	(5)
Other, net	(1,016)	28,171	(27,038)	(2,149)	—
Increase (decrease) in net working capital	46,045	—	45,267	2,402	(1,624)
Increase in amounts due to Parent	—	—	23,437	(24,869)	1,432

Net cash flows from operations	126,935	—	96,706	27,981	2,248
Cash flows used for investing activities:
Purchases of property, plant and equipment	(19,950)	—	(2)	(19,836)	(112)
Businesses and intangible asset acquired, net	(500)	—	—	(500)	—

Net cash flows used for investing activities	(20,450)	—	(2)	(20,336)	(112)
Cash flows used for financing activities:
Net borrowings under working capital credit facilities	17,000	—	17,000	—	—
Long-term debt borrowings	850,000	—	850,000	—	—
Long-term debt repayments	(909,763)	—	(909,763)	—	—
Payment of debt extinguishment fees	(21,177)	—	(21,177)	—	—
Payment of financing costs	(19,500)	—	(19,500)	—	—
Issuance of shares of common stock, net	679	—	679	—	—
Receipt (payment) of dividends	—	—	8,365	(7,645)	(720)

Net cash flows used for financing activities	(82,761)	—	(74,396)	(7,645)	(720)
Increase in cash	23,724	—	22,308	—	1,416
Cash at beginning of period	10,282	8	4,390	1	5,883

Cash at end of period	$34,006	$8	$26,698	$1	$7,299

Condensed Consolidating Statement of Cash Flows Data
For the Twelve Months Ended December 30, 2000
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$35,544	$(29,255)	$35,544	$26,129	$3,126
Non-cash items included in earnings:
Amortization of intangibles	22,350	—	15,430	6,920	—
Amortization of deferred financing costs	3,750	—	3,750	—	—
Depreciation	11,547	—	63	11,177	307
Deferred taxes	11,383	—	3,930	7,453	—
Other, net	(3,214)	29,255	(28,992)	(2,968)	(509)
Increase (decrease) in net working capital	(2,634)	—	(1,011)	(1,545)	(78)
Increase (decrease) in amounts due to Parent	—	—	18,600	(17,325)	(1,275)

Net cash flows from operations	78,726	—	47,314	29,841	1,571
Cash flows used for investing activities:
Purchases of property, plant and equipment	(22,724)	—	(243)	(22,196)	(285)
Businesses acquired, net	(279)	—	(279)	—	—

Net cash flows used for investing activities	(23,003)	—	(522)	(22,196)	(285)
Cash flows used for financing activities:
Net payments under working capital facilities and long-term debt obligations	(56,313)	—	(56,313)	—	—
Payment of financing costs	(553)	—	(553)	—	—
Issuance of shares of common stock, net	3,899	—	3,899	—	—
Receipt (payment) of dividends	—	—	8,713	(7,645)	(1,068)

Net cash flows used for financing activities	(52,967)	—	(44,254)	(7,645)	(1,068)
Increase in cash	2,756	—	2,538	—	218
Cash at beginning of period	7,526	8	1,852	1	5,665

Cash at end of period	$10,282	$8	$4,390	$1	$5,883

PLAYTEX PRODUCTS, INC.
INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

        We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for the twelve months ended December 28, 2002, December 29, 2001, and December 30, 2000, included on pages F-18 through F-53 in the Company's 2002 Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule, included on page 26 in the Company's 2002 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidateds financial position of Playtex Products, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the twelve months ended December 28, 2002, December 29, 2001, and December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As disclosed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," as of December 30, 2001.

/S/ KPMG LLP

January 27, 2003
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

January 27, 2003
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

        We will send you, at no charge, a copy of our fiscal 2002 Annual Report on Form 10-K, upon your written request to our Investor Relations Department at our Corporate Offices. If you wish, you may call Playtex Products, Inc. Investor Relations at (203) 341- 4017 or via email at invrel@playtex.com.

        This document is also included in our filings with the Securities and Exchange Commission which are made electronically through its EDGAR system and are available to the public at the SEC's website—www.sec.gov. Additionally, we make our filings with the SEC available at the Investors Relations section of our website www.playtexproductsinc.com.

Stock Transfer Agent and Registrar
Playtex Products, Inc.
c/o Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606
(800) 851-9677
www.melloninvestor.com

Independent Auditors
KPMG LLP
3001 Summer Street
Stamford, CT 06905

Corporate Offices
Playtex Products, Inc.
300 Nyala Farms Road
Westport, CT 06880

Board of Directors

Robert B. Haas	Chairman of the Board of Playtex Products, Inc. and Chairman of the Board and Chief Executive Officer of Haas Wheat & Partners, L.P.
Michael R. Gallagher	Chief Executive Officer
Glenn A. Forbes	Executive Vice President and Chief Financial Officer
Richard C. Blum	Chairman of the Board and President of Richard C. Blum & Associates, Inc.
Michael R. Eisenson	President and Chief Executive Officer of Charlesbank Capital Partners, LLC
R. Jeffrey Harris	Of Counsel and Director of Apogent Technologies, Inc.
C. Ann Merrifield	Executive Vice President, Genzyme Biosurgery
Susan R. Nowakowski	Chief Operating Officer and Executive Vice President, AMN Healthcare Services, Inc.
John C. Walker	Partner, BLUM Capital Partners, L.P.
Wyche H. Walton	Senior Vice President of Haas Wheat & Partners, L.P.
Douglas D. Wheat	President of Haas Wheat & Partners, L.P.
Principal Officers
Michael R. Gallagher	Chief Executive Officer
Glenn A. Forbes	Executive Vice President and Chief Financial Officer
Kevin M. Dunn	President, Consumer Products Division
John D. Leahy	President, International/Corporate Sales Division
Richard G. Powers	President, Personal Products Division
James S. Cook	Senior Vice President, Operations
Paul A. Siracusa	Senior Vice President, Research and Development
Frank M. Sanchez	Vice President, Human Resources
Vincent S. Viviani	Vice President, Quality Systems
Paul E. Yestrumskas	Vice President, General Counsel and Secretary

PLAYTEX PRODUCTS, INC.
INDEX TO EXHIBITS

Exhibit No.		Description
3	(a)	Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex's Form 8-K, dated June 6, 1995.)
3	(b)	By-laws of the Company, as amended through May 31, 2001. (Incorporated herein by reference to Exhibit 3 of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)
4	(a)
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
4	(a)(1)
Registration Rights Agreement relating to the Senior Subordinated Notes among Playtex Products, Inc., as issuer, the guarantors named therein, Credit Suisse First Boston Corporation and Wells Fargo Brokerage Services, LLC (the "Initial Purchasers"). (Incorporated herein by reference to Exhibit 4.2 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)
4	(b)	Form of Junior Subordinated Note of Playtex. (Incorporated herein by reference to Exhibit 4(i) of Playtex's Registration Statement on Form S-1, File No. 33-25485.)
4	(b)(1)	Form of Junior Subordinated Note of Playtex dated December 15, 1989. (Incorporated herein by reference to Exhibit 4(f)(1) of Playtex's Annual Report on Form 10-K for the year ended December 30, 1989.)
4	(b)(2)	Junior Subordinated Note of Playtex dated December 15, 1990. (Incorporated herein by reference to Exhibit 4(f)(2) of Playtex's Annual Report on Form 10-K for the year ended December 29, 1990.)
4	(b)(3)	Junior Subordinated Note of Playtex dated December 15, 1991. (Incorporated herein by reference to Exhibit 4(h)(3) of Playtex's Registration Statement on Form S-1, No. 33-43771.)
4	(b)(4)	Junior Subordinated Note of Playtex dated December 15, 1992. (Incorporated herein by reference to Exhibit 4(h)(4) of Playtex's Annual Report on Form 10-K for the year ended December 26, 1992.)
4	(b)(5)	Junior Subordinated Note of Playtex dated December 15, 1993. (Incorporated herein by reference to Exhibit 4(j)(5) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
4	(b)(6)
Agreement between Playtex and Playtex Apparel Partners, L.P. dated November 30, 1994 relating to Junior Subordinated Notes. (Incorporated herein by reference to Exhibit 4(d)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
4	(c)
Indenture relating to the 6% Convertible Notes, dated as of January 29, 1999, between Playtex Products, Inc. and Marine Midland Bank. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1999.)

10	(a)
Credit Agreement, dated as of May 22, 2001, among Playtex Products, Inc., Credit Suisse First Boston, as the Administrative Agent, and the lenders from time to time parties to the Credit Agreement. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)
10	(a)(1)
First Amendment to the Credit Agreement, dated as of May 29, 2002, among Playtex Products, Inc., Credit Suisse First Boston, as the Administrative Agent, and the lenders from time to time parties to the Credit Agreement. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated May 31, 2002.)
10	(b)
Receivables Purchase Agreement, dated as of May 22, 2001, among Playtex Products, Inc., Credit Suisse First Boston, New York Branch, Playtex A/R LLC, and Gramercy Capital Corporation. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)
10	(c)
Purchase and Contribution Agreement, dated as of May 22, 2001, between Playtex Products, Inc., and Playtex A/R LLC. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)
10	(d)
Consulting Agreement between Family Products and Joel E. Smilow, dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
10	(d)(1)
First Amendment to the Consulting Agreement, dated as of August 17, 1999, between Playtex Products Inc., and Joel E. Smilow. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.)
10	(e)
Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987.)
*10	(e)(1)	Deferred Benefit Equalization Plan, amended and restated effective January 1, 2002.
*10	(e)(2)	Amendment 2003-1 to the Deferred Benefit Equalization Plan, dated February 27, 2003.
10	(f)	Playtex Management Incentive Plan. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10	(g)	Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
10	(g)(1)	Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
10	(g)(2)	Amendment No. 2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)

10	(g)(3)	Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
10	(g)(4)	Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
10	(g)(5)	Amendment No. 5 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(g)(6)	Amendment No. 6 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(1)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(g)(7)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 6, 1999. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)
10	(g)(8)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 2001. (Incorporated herein by reference to Exhibit 10(1) of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)
10	(h)
Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.)
10	(h)(1)
Memorandum of Understanding, dated May 18, 1999 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)
10	(i)
Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)
10	(j)
Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)
10	(k)
Form of Retention Agreement dated as of March 13, 2000 between Paul A. Siracusa and the Company. (Incorporated herein by reference to Exhibit 10(j) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10	(l)
Form of Retention Agreement dated as of March 21, 2000 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(k) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
*10	(l)(1)	Amended Form of Retention Agreement dated as of March 20, 2003 between Glenn A. Forbes and the Company.

10	(m)
Form of Retention Agreement dated as of August 1, 2000 between Kevin M. Dunn and the Company. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10	(n)
Form of Retention Agreement dated as of August 1, 2000 between Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
*10	(o)
Amendment to Retention Agreements, dated as of March 21, 2003 between each of Michael R. Gallagher, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, Paul E. Yestrumskas, Paul A. Siracusa, Kevin M. Dunn and Vincent S. Viviani and the Company.
10	(p)
Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)
10	(q)
Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)
10	(r)
Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
10	(s)
Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated March 17, 1995.)
10	(s)(1)
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
10	(s)(2)
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
10	(s)(3)
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

10	(t)
Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10	(u)
Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10	(v)
Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K, dated February 12, 1998.)
10	(w)
Asset Sale Agreement, dated as of May 13, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)
10	(w)(1)
Amendment No. 1 to the Asset Sale Agreement, dated as of June 25, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)
10	(x)
Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1998.)
10	(x)(1)
First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10	(y)
Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1998.)
10	(z)
Letter Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(7) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10	(aa)
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

10	(ab)
Stock Purchase Agreement, dated June 1, 1998 between J.W. Childs Equity Partners, L.P. (the "seller"), RCBA Playtex, L.P. (the "Buyer"), and Richard C. Blum & Associates, Inc. (the "Guarantor"). (Incorporated herein by reference to Exhibit 10(1) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10	(ac)
Stockholders Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(2) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10	(ac)(1)
Amended and Restated Stockholders Agreement, dated September 3, 1998 between the Company, RCBA Playtex, L.P. and RCBA Strategic Partners. (Incorporated herein by reference to Exhibit 10(ac)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(ad)
Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10	(ad)(1)
Amendment No. 1, dated as of January 29, 1999, to the Registration Rights Agreement, dated as of June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(ad)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(ae)
Registration Rights Agreement, dated as of January 29, 1999, between Playtex Products, Inc. and Mondial Industries Limited Partnership. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1999.)
10	(af)
Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998. (Incorporated herein by reference to Exhibit 10(ah) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(ag)
Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10	(ah)
Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10	(ai)
Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10	(aj)
Interest Rate Swap Agreement effective November 30, 2000 between Playtex Products, Inc., and Wells Fargo Bank, N.A. (Incorporated herein by reference to Exhibit 10(ai) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)

10	(ak)
		Interest Rate Swap Agreement effective December 4, 2000 between Playtex Products, Inc., and Toronto Dominion (New York), Inc. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
*12	(a)	Statement re-computation of ratios.
*21	(a)	Subsidiaries of Playtex.
*23		Consent of KPMG LLP.
*99	.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.2	Certification by Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibits marked with an "*" are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(e) through and including 10(o) could be considered compensatory plans or in some manner benefit certain employees.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
PLAYTEX PRODUCTS, INC. CERTIFICATIONS
PLAYTEX PRODUCTS, INC. CERTIFICATIONS
PLATEX PRODUCTS, INC. 2002 ANNUAL REPORT TO STOCKHOLDERS
PLAYTEX PRODUCTS, INC. SELECTED FINANCIAL DATA (In thousands, except per share data)
PLAYTEX PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (In thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS (In thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Condensed Consolidating Statement of Cash Flows Data For the Twelve Months Ended December 28, 2002 (In thousands)
PLAYTEX PRODUCTS, INC. INDEX TO EXHIBITS