Form 10-Q
period 2003-03-29
PLAYTEX PRODUCTS INC
filed 2003-05-13
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 29, 2003

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

        At May 9, 2003 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.
INDEX

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4.	Controls and Procedures	26
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K:
	(a) Exhibits	27
	(b) Reports on Form 8-K	27
	Signatures	28
	Certifications	29-30

PLAYTEX PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 29, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$53,575	$31,605
Receivables, less allowance for doubtful accounts	36,984	27,735
Retained interest in receivables	64,337	59,774
Inventories	84,519	85,160
Due from related party	80,017	80,017
Deferred income taxes	7,730	8,130
Other current assets	7,059	7,782

Total current assets	334,221	300,203
Net property, plant and equipment	121,427	121,199
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	138,948	139,174
Deferred financing costs	13,103	13,592
Other noncurrent assets	9,324	9,712

Total assets	$1,111,330	$1,078,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,597	$47,088
Accrued expenses	50,845	54,217
Due to related party	78,386	78,386
Income taxes payable	6,481	1,086
Current maturities of long-term debt	34,500	4,500

Total current liabilities	207,809	185,277
Long-term debt	821,250	823,250
Other noncurrent liabilities	14,919	14,526
Deferred income taxes, net	49,578	49,601

Total liabilities	1,093,556	1,072,654

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,215,856 shares at March 29, 2003 and December 28, 2002	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (deficit)	(505,368)	(516,771)
Accumulated other comprehensive earnings	(3,703)	(4,541)

Total stockholders' equity	17,774	5,533

Total liabilities and stockholders' equity	$1,111,330	$1,078,187

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$180,933	$196,751
Cost of sales	84,183	85,711

Gross profit	96,750	111,040
Operating expenses:
Selling, general and administrative	64,721	63,734
Restructuring and asset impairment	—	7,599
Amortization of intangibles	226	226

Total operating expenses	64,947	71,559
Operating earnings	31,803	39,481
Interest expense including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for both periods presented	13,447	16,106
Other expense	453	890

Earnings before income taxes and cumulative effect of change in accounting principle	17,903	22,485
Income tax expense (benefit)	6,500	(6,055)

Earnings before cumulative effect of change in accounting principle	11,403	28,540

Cumulative effect of change in accounting principle, net of $7,141 tax benefit	—	(12,423)

Net earnings	$11,403	$16,117

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.19	$0.47
Cumulative effect of change in accounting principle	—	(0.20)

Earnings per share—Basic	$0.19	$0.26

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.19	$0.45
Cumulative effect of change in accounting principle	—	(0.20)

Earnings per share—Diluted	$0.19	$0.26

Weighted average shares outstanding:
Basic	61,216	61,049

Diluted	62,805	63,849

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited, in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings	Total
Balance, December 28, 2002	61,216	$612	$526,233	$(516,771)	$(4,541)	$5,533
Net earnings	—	—	—	11,403	—	11,403
Foreign currency translation adjustment	—	—	—	—	838	838

Comprehensive earnings						12,241

Balance, March 29, 2003	61,216	$612	$526,233	$(505,368)	$(3,703)	$17,774

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operations:
Net earnings	$11,403	$16,117
Non-cash items included in earnings:
Asset impairment charge	—	4,222
Cumulative effect of change in accounting principle	—	12,423
Depreciation	3,471	3,495
Amortization of deferred financing costs	489	588
Amortization of intangibles	226	226
Deferred income taxes	396	(10,388)
Other, net	1,631	567
Net increase in working capital accounts	(19,973)	(17,594)

Net cash flows (used for) from operations	(2,357)	9,656
Cash flows used for investing activities:
Purchases of property, plant and equipment	(3,673)	(2,974)

Net cash flows used for investing activities	(3,673)	(2,974)
Cash flows provided by (used for) financing activities:
Net borrowings (repayments) under credit facilities	28,000	(12,000)
Issuance of shares of common stock	—	116

Net cash flows provided by (used for) financing activities	28,000	(11,884)
Increase (decrease) in cash	21,970	(5,202)
Cash at beginning of period	31,605	34,006

Cash at end of period	$53,575	$28,804

Supplemental disclosures of cash flow information
Cash paid (received) during the periods for:
Interest	$5,674	$8,171
Income taxes, net of refunds	$707	$(4,761)

See the accompanying notes to condensed consolidated financial statements.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

        The quarterly condensed consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of operations for the thirteen-week period ended March 29, 2003 are not necessarily indicative of the results that you may expect for the full year.

        We presume you have access to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2002. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the 10-K. We file our annual, quarterly, current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1933 and 1934. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains an internet website that contains our filed reports at www.sec.gov. In addition, we make our filings with the SEC available at the Investors Relations section of our website www.playtexproductsinc.com. You can call our Investor Relations Department at (203) 341-4017 or via email at invrel@playtex.com to request a copy of any of our reports filed with the SEC.

2. Stock-Based Compensation

        We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 ("APB No. 25"), and Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25" issued for determining compensation expense related to the issuance of stock options. Accordingly, we do not recognize compensation expense related to our stock option program. Had we recognized compensation expense under the fair value approach permitted by SFAS No. 123, which measures and expenses the fair value of each stock option on the date of grant, our earnings and earnings per share would have been reduced to the pro forma amounts listed below (unaudited, in thousands, except per share data):

	Three Months Ended
	March 29, 2003	March 30, 2002
Net Earnings:
As reported	$11,403	$16,117
Pro forma	$10,840	$15,609
Earnings Per share:
As reported
Basic	$0.19	$0.26
Diluted	$0.19	$0.26
Pro forma
Basic	$0.17	$0.25
Diluted	$0.17	$0.24
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,049
Diluted	62,805	63,849

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to estimate the value of stock option grants. Assumptions used in the Black-Scholes option-pricing model include: risk-free interest rates, dividend yield if applicable, expected option life and the volatility of the underlying stock price.

3. Impact of Adopting New Accounting Pronouncements

        Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 30, 2001, the first day of fiscal 2002, and determined that none of our goodwill was impaired. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principle, of $19.6 million ($12.4 million or $0.20 per diluted share, net of tax benefits) in the first quarter of 2002. This charge reduced the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We are required to test our goodwill and trademarks for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed additional tests, as part of the required annual goodwill impairment testing, during the second quarter of 2002 and no reduction in goodwill or trademark balances were required.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We adopted this statement effective December 29, 2002, the first day of fiscal 2003. This statement updates, clarifies and simplifies existing accounting pronouncements and requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB 30 for such classification has been reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified our historical results and there was no impact on our previously reported net earnings.

4. Restructuring and Impairment Costs

        In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $0.08 per diluted share, as a result of our decision to close our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was approximately $4.2 million and severance and other exit costs related to the termination of employees were estimated at $3.4 million. As of March 29, 2003, we spent $2.6 million related to severance and other exit costs since we announced our intent to close the facility in the first quarter of 2002. The Watervliet facility manufactured component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement.

5. Impact of New Tax Regulations

        In the first quarter of 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care Inc. during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care Inc. to offset capital gains during the statutory five-year carry forward period. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million, or $0.22 per diluted share, in the first quarter of 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance, as we do not currently expect to realize it. The tax benefit related to the new regulations, recorded in the first quarter of 2002, does not impact our effective tax rate during fiscal 2003. We expect our effective tax rate during fiscal 2003 to be between 36% - 37% of earnings before income taxes.

6. Accumulated Other Comprehensive Earnings

        The accumulated balances for each classification of comprehensive earnings are as follows (unaudited, in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Earnings
Balance, December 28, 2002	$(3,778)	$(763)	$(4,541)
Change in period	838	—	838

Balance, March 29, 2003	$(2,940)	$(763)	$(3,703)

7. Balance Sheet Components

        The components of certain balance sheet accounts are as follows (in thousands):

	March 29, 2003	December 28, 2002
	(Unaudited)
Cash	$25,145	$23,105
Cash—lock box(a)	9,330	8,500
Cash—restricted(b)	19,100	—

Net	$53,575	$31,605

Receivables	$37,883	$28,707
Less allowance for doubtful accounts	(899)	(972)

Net	$36,984	$27,735

(a)
Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 9).

(b)
In accordance with the terms of our senior secured credit facility, we deposited $19.1 million into an excess cash flow account in March of 2003. We used the $19.1 million in the excess cash flow account, together with $0.9 million of cash, to redeem $20.0 million of our 6% Convertible Subordinated Notes due 2004 (the "6% Convertible Notes") on April 24, 2003, subsequent to March 29, 2003, the balance sheet date (see Notes 8 and 13).

	March 29, 2003	December 28, 2002
	(Unaudited)
Inventories:
Raw materials	$17,130	$18,780
Work in process	2,014	2,125
Finished goods	65,375	64,255

Total	$84,519	$85,160

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	39,941	39,694
Machinery and equipment	186,861	183,200

	229,178	225,270
Less accumulated depreciation	(107,751)	(104,071)

Net	$121,427	$121,199

Accrued expenses:
Advertising and sales promotion	$11,336	$16,665
Employee compensation and benefits	5,398	15,769
Interest	15,147	7,864
Insurance	1,512	1,501
Other	17,452	12,418

Total	$50,845	$54,217

8. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	March 29, 2003	December 28, 2002
	(Unaudited)
Variable rate indebtedness:
Term C Loan	$447,750	$447,750
Revolving Credit Facility	28,000	—
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	30,000	30,000

	855,750	827,750
Less current maturities	(34,500)	(4,500)

Total long-term debt	$821,250	$823,250

        At March 29, 2003, our borrowings under the Revolving Credit Facility increased by $28.0 million, to fund our working capital needs associated with our seasonal Sun Care business.

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

        In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our then outstanding indebtedness, except for the 6% Convertible Notes.

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

Fixed Rate Indebtedness

        Our fixed rate indebtedness at March 29, 2003 of $380.0 million consists of $350.0 million of our 9 3/8% Notes and $30.0 million of our 6% Convertible Notes. We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

        The 6% Convertible Notes are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date. As noted above, we redeemed $20.0 million principal amount of our 6% Convertible Notes on November 6, 2002, and an additional $20.0 million principal amount on April 24, 2003 subsequent to the balance sheet date (see Note 13). The remaining $10.0 million principal amount of 6% Convertible Notes are convertible into approximately 0.5 million shares of our common stock at a conversion price of approximately $19.15 per common share. The 6% Convertible Notes mature on January 31, 2004.

Variable Rate Indebtedness

        Our variable rate indebtedness of $475.8 million at March 29, 2003 consists of the $447.8 million outstanding under the Term C Loan and the $28.0 million borrowed against the Revolving Credit Facility. The rates of interest we pay under the Term C Loan and Revolving Credit Facility vary over time depending on short-term interest rates. We also pay fees on our Revolving Credit Facility commitments, which vary depending on our credit rating. Loans made under the Revolving Credit Facility mature on May 22, 2007 and our final principal payment on the Term C Loan is due May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: $4.5 million per year in fiscal years 2003 through 2007, $213.7 million in 2008, and $211.5 million in 2009.

        We paid one $2.3 million semi-annual payment on the Term C Loan during fiscal 2002. At March 29, 2003, we had $93.6 million of unused borrowings available to us under the Revolving Credit Facility, net of outstanding letters of credit.

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At March 29, 2003, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at March 29, 2003, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis.

        The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

  •
  Our weighted average variable interest rate was 3.77% for the three months ended March 29, 2003 compared to 5.17% for the three months ended March 30, 2002.
  •
  At March 29, 2003, our variable interest rate was 3.77% compared to 5.14% at March 30, 2002.

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

        We anticipate that we may require greater flexibility under the leverage ratio test under the Credit Facility in the next few quarters. We have had discussions with our agent bank and expect that we will be able to obtain any necessary amendment.

        The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly owned subsidiaries are guarantors of the 9 3/8% Notes.

        At March 29, 2003, our required principal repayments (excluding balances outstanding on our Revolving Credit Facility and amounts due to related party) were:

•	$4.5 million in 2003,	•	$4.5 million in 2006,
•	$34.5 million in 2004,	•	$4.5 million in 2007, and
•	$4.5 million in 2005,	•	$775.3 million thereafter.

        On April 24, 2003, after the balance sheet date, we redeemed $20.0 million of our 6% Convertible Notes that were due in January 2004 (see Note 13).

        In the event that we have excess cash flow, as defined in our Credit Facility, we are, within 90 days of each year-end, required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow. At the end of fiscal 2002, we determined that we had excess cash flow as defined in our Credit Facility and we deposited, in March of 2003, $19.1 million into the excess cash flow account. This $19.1 million along with $0.9 million of cash was used to redeem $20.0 million of our 6% Convertible Notes as allowed under our Credit Agreement (see Note 13).

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

        We have agreed to continue servicing the sold receivables at market rates; accordingly, no servicing asset or liability has been recorded. Playtex A/R LLC shares credit risk with the Conduit as the undivided fractional interest in the receivables are sold without recourse. We believe, however, that Playtex A/R LLC has most of the credit risk associated with customers that do not pay, as the Conduit has preferential treatment with regard to cash settlement procedures and other conditions that limit its credit exposure. Our retained interest in receivables will be negatively impacted if Playtex A/R LLC writes-off any receivable balances as uncollectible. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under our Credit Facility.

        At March 29, 2003, Playtex A/R LLC had approximately $117.0 million of receivables, of which $52.8 million of undivided fractional interest therein was sold to the Conduit. For the three months ended March 29, 2003, we sold in aggregate approximately $160.2 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $153.5 million of cash.

        We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.5 million in the three month period ended March 29, 2003, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

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

        The Receivables Facility reaches the end of its current term on May 20, 2003. We anticipate that the Receivables Facility will be renewed prior to this date. The Receivables Facility may be terminated prior to its term in the event of:

•	nonpayment of fees or other amounts when due,	•	bankruptcy events,
•	violation of covenants,	•	material judgments,
•	failure of any representation or warranty to be true in	•	defaults under the Receivables Facility,
	all material respects when made,	•	a servicing default, and
		•	a downgrade in the Senior Secured Credit Facility to less than B- by S&P and less than B3 by Moody's.

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

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons. As well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths for use in
•	Playtex Portables,		feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to alleviate
•	Playtex Silk Glide,		discomfort associated with menstrual pain.

        Our Consumer Products Division includes a number of leading and well-recognized brands sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products	•	Binaca breath spray and drops
•	Woolite rug and upholstery cleaning products	•	Tussy deodorant
•	Playtex Gloves	•	Dentax oral care products, and
•	Ogilvie at-home permanents	•	Tek toothbrushes.

        Our International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in	•	Export sales
	the United States including: warehouse	•	Sales in Puerto Rico
	clubs, military, convenience stores,	•	Results from our Canadian and Australian subsidiaries
	specialty stores, and telemarketing	•	Sales of private label tampons.

The International/Corporate Sales Division sells many of the same products as are available to our U.S. customers.

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

        The results of our divisions for the three months ended March 29, 2003 and March 30, 2002 are as follows (dollars in thousands):

	Three Months Ended
	March 29, 2003		March 30, 2002
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$86,156	$32,593	$103,462	$49,425
Consumer Products	65,419	25,357	58,529	20,614
International and Other	29,358	12,898	34,760	16,431
Unallocated Charges	—	(146)	—	(131)

Total Consolidated	$180,933	70,702	$196,751	86,339

Reconciliation to operating earnings:
Selling, distribution, research and administrative		38,673		39,033
Restructuring and asset impairment		—		7,599
Amortization of intangibles		226		226

Operating earnings		$31,803		$39,481

11. Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three months ended March 29, 2003 and March 30, 2002 (unaudited, in thousands, except per share amounts):

	Three Months Ended
	March 29, 2003	March 30, 2002
Numerator:
Earnings before cumulative effect of change in accounting principle—as reported	$11,403	$28,540
Adjustment for interest on Convertible Note	284	473

Earnings before cumulative effect of change in accounting principle—as adjusted	$11,687	$29,013

Net earnings—as reported	$11,403	$16,117
Adjustment for interest on Convertible Note	284	473

Net earnings—as adjusted	$11,687	$16,590

Denominator:
Weighted average shares outstanding—as reported	61,216	61,049
Adjustment for dilutive effect of employee stock options	22	189
Adjustment for dilutive effect of Convertible Notes	1,567	2,611

Weighted average shares outstanding—as adjusted	62,805	63,849

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.19	$0.47
Net earnings	$0.19	$0.26
Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.19	$0.45
Net earnings	$0.19	$0.26

        Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted securities include stock options granted to our employees and shares that may be exchanged for the 6% Convertible Notes, if determined to be dilutive. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12. Contingent Liabilities

        In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13. Subsequent Event

        On April 24, 2003, we redeemed $20.0 million principal amount of our 6% Convertible Notes for an aggregate consideration of approximately $20.3 million, including accrued and unpaid interest to the redemption date. The remaining $10.0 million principal of 6% Convertible Notes mature on January 31, 2004 and are convertible into approximately 0.5 million shares of our common stock. The conversion price is approximately $19.15 per common share (see Note 8).

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

  •
  the condensed financial statements and notes included in this report and
  •
  audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2002.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Item I. of our Annual Report on Form 10-K for the year ended December 28, 2002 and:

•	price and product changes,	•	impact of weather conditions,
•	promotional activity by competitors,		especially on Sun Care product sales,
•	the loss or bankruptcy of a significant customer,	•	our level of debt and its restrictive covenants,
•	capacity limitations,	•	interest rate fluctuations,
•	the difficulties of integrating acquisitions,	•	future cash flows,
•	raw material and manufacturing costs,	•	dependence on key employees, and
•	adverse publicity and product liability claims,	•	highly competitive nature of consumer products business.

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

Items Affecting Comparability

        Our results for the first quarter of 2003 and 2002 are for the 13-week periods ended March 29, 2003 and March 30, 2002, respectively. All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. The market share data does not include scanner/consumption data from Wal-Mart Stores, Inc., as they ceased providing this information to third parties.

Results of Operations

Three Months Ended March 29, 2003 Compared To
Three Months Ended March 30, 2002

Consolidated Net Sales—Our consolidated net sales decreased $15.8 million, or 8%, to $180.9 million in the first quarter of 2003.

  Personal Products Division—Net sales decreased $17.3 million, or 17%, to $86.2 million in the first quarter of 2003.

          Net sales of Infant Care products decreased $6.0 million, or 11%, to $49.9 million in the first quarter of 2003. This decrease was due primarily to the timing of promotions in Cups and Diaper Genie and lower net sales of our non-core baby wipes business. Overall, market share and consumption across our core Infant Care categories are relatively stable. Infant Feeding market share has been stable in the 34-35% range over the past five quarters. We gained dollar market share in: Baby Magic infant toiletries (0.4 percentage points) aided by our recently introduced Calming Milk product line; Wet Ones pre-moistened towelettes (2.1 percentage points) and Mr. Bubble (4.4 percentage points). Our dollar market share in Diaper Genie diaper pails decreased 1.1 percentage points to 92.7%. We expect our market share trends to be positively impacted by our on-going new product introductions. In recent periods, the Infant Care category has been characterized by heavy competition. We expect this competitive environment to continue.

          Net sales of Feminine Care products decreased $11.4 million, or 24%, to $36.3 million in the first quarter of 2003. Our dollar market share decreased 2.5 percentage points in the plastic applicator segment in the first quarter of 2003 compared to the same period in 2002. The decline in our net sales and our dollar market share reflects the impact of extensive competitive spending in the tampon category behind the launch of a new entry in the plastic applicator segment and our long-term defensive strategy. While our tampon consumption lagged year ago, shipments were further impacted as retailers were able to maintain sufficient inventory levels. It was our plan to keep our consumers loaded-up and the trade pipeline filled with promotional offerings during the competitive launch. We expect there may be more inventory de-stocking in the second quarter of 2003, as consumers and the trade work-down inventory levels. We believe our tampon franchise held up well under the competitive launch environment as our sequential consumption trends improved during the quarter. We have introduced improved products, which started to ship in March 2003.

  The improvements to our tampon products include: a new deodorant fragrance and an improved soft pearlized plastic applicator, which we expect will enable us to gradually gain back share in the plastic applicator segment. Additionally, we launched a new advertising program, which started to run in April of 2003. We continue to see slow but steady growth of our new complimentary Feminine Care products—the Playtex Heat Therapy patch and Personal Cleansing Cloths.

  Consumer Products Division—Net sales increased $6.9 million, or 12%, to $65.4 million in the first quarter of 2003.

          Net sales of Sun Care products increased $6.1 million, to $48.1 million in the first quarter of 2003. Our dollar market share of the Sun Care category increased slightly in the first quarter of 2003, to 18.8%, from 18.6% in the first quarter of 2002. The first quarter has not been a historically high consumption period for Sun Care products. The increase in net sales was the result of an expected shift in Sun Care shipments from the fourth quarter of 2002 to the first quarter of 2003. As part of our initiative to reduce Sun Care returns, we expect shipments to our customers to be reduced for the 2003 season. This step, coupled with the historical consumption growth of the category, will drive lower returns and lower overall return costs. We are working closely with our customers to monitor orders and consumption to ensure appropriate inventory levels. Our new products for the 2003 season, especially Suntanicals and Baby Magic sun block, have been well received and have strengthened our overall Sun Care product offerings. As always, the category growth rate in Sun Care is dependent on weather patterns, especially during the peak Sun Care season.

          Net sales of Household Products/Personal Grooming increased $0.8 million, or 5%, to $17.4 million in the first quarter of 2003. The sales increase was driven by strong results from our Woolite rug and upholstery cleaning products. Retail consumption and market share results are at historical high levels. Retail consumption for Woolite increased 42.1% in the first quarter of 2003 while consumption in the rug and upholstery category decreased 2.4% in the same period. Our dollar market share increased 9.8 percentage points to 31.2% of the rug and upholstery category compared to 21.4% in the first quarter of 2002. Our Woolite results benefited from the introduction of Woolite Oxy Deep, an oxygenated deep cleaning spot and stain product introduced in the third quarter of 2002. The household gloves category has been very price sensitive and we had lost market share to private label and other lower cost products as consumers placed more value on cost versus quality during the tighter economic times. Over the past four consecutive quarters, our Glove market share has stabilized and shown some modest growth. Our Glove dollar market share bottomed-out at 28.8% in the second quarter of 2002 and grew to 29.5% of the household gloves category in the first quarter of 2003. Ogilvie increased its dollar market share 2.0 percentage points in the first quarter of 2003, to 73.6%, of the home perms/straighteners category while Binaca increased its dollar market share 2.6 percentage points, to 40.4%, of the breath freshener (spray and drops) category. Both of these categories, the home perms/straighteners category and the breath freshener (spray and drops) category have been declining in recent periods.

  International/Corporate Sales Division—Net sales decreased $5.4 million, or 16%, to $29.4 million in the first quarter of 2003. The decrease was due primarily to lower net sales to the specialty classes of trade. Net sales to the specialty classes of trade were impacted by higher participation across the warehouse club channel in the 2002 sun care season.

Consolidated Gross Profit—Our consolidated gross profit decreased $14.3 million, to $96.8 million in the first quarter of 2003. As a percent of net sales, gross profit decreased 3.0 percentage points, to 53.5% in the first quarter of 2003. The decrease in gross profit and gross profit as a percent of net sales was due primarily to lower net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volumes.

Consolidated Product Contribution—Product contribution is defined as gross profit less advertising and sales promotion expenses. See Note 10 for a reconciliation of product contribution to operating earnings. Our consolidated product contribution decreased $15.6 million, or 18%, to $70.7 million in the first quarter of 2003. As a percent of net sales, product contribution decreased 4.8 percentage points to 39.1% in the first quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross profit, as discussed, combined with higher overall advertising and sales promotion expenses. Our overall advertising and sales promotion expenses increased in absolute dollars as well as a percent of net sales. We increased our advertising and promotional expenses to defend our tampon franchise as discussed previously.

  Personal Products Division—Product contribution decreased $16.8 million, or 34%, to $32.6 million in the first quarter of 2003. As a percent of net sales, product contribution decreased 10.0 percentage points to 37.8% in the first quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, the mix of products sold, the impact of fixed manufacturing costs on lower production volumes, and higher advertising and sales promotion expenses.

  Consumer Products Division—Product contribution increased $4.7 million, or 23%, to $25.4 million in the first quarter of 2003. As a percent of net sales, product contribution increased 3.6 percentage points to 38.8% in the first quarter of 2003. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher net sales, favorable product mix, higher gross profit and lower advertising and sales promotion expenses.

  International/Corporate Sales Division—Product contribution decreased $3.5 million, or 22%, to $12.9 million in the first quarter of 2003. As a percent of net sales, product contribution decreased 3.4 percentage points to 43.9% in the first quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, lower gross profit, and higher advertising and sales promotion expenses as a percent of net sales.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $7.7 million, or 19%, to $31.8 million in the first quarter of 2003. The decrease in operating earnings was the result of lower consolidated product contribution as discussed, and higher selling, general and administrative expenses reflecting normal salary and wage increases. In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million, or $0.08 per diluted share, as a result of our decision to close our Watervliet, New York plastic molding facility (see Note 4). Excluding the impact of the restructuring and asset impairment charge in the first quarter of 2002, our consolidated operating earnings would have decreased $15.3 million, or 32%, in the first quarter of 2003.

Consolidated Interest Expense—Our consolidated interest expense decreased $2.7 million, or 17%, to $13.4 million in the first quarter of 2003. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the first quarter of 2003 was less than the comparable period by $45.3 million, due primarily to our plan to reduce our indebtedness. We reduced our indebtedness by more than $160.0 million in our last three fiscal years. Highlights of this strategy, in fiscal 2002, include:

  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002;
  •
  paid down $21.8 million of our variable rate indebtedness as part of the May 29, 2002 amendment to our Credit Facility;
  •
  made one $2.3 million scheduled payment on our Term C Loan.

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in the first quarter of 2003 was 3.77% compared to 5.17% in the first quarter of 2002.

Consolidated Other Expenses—Our consolidated other expenses decreased $0.4 million, or 49%, to $0.5 million in the first quarter of 2003. On May 22, 2001, we entered into a receivables purchase agreement with a third party as part of the refinancing transaction (see Notes 8 and 9). The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility. The decrease, in the first quarter of 2003, was due primarily to a lower utilization rate of the Receivables Facility compared to the first quarter of 2002 and lower costs associated with the Receivables Facility as market interest rates have declined.

Consolidated Income Taxes—Our consolidated income taxes were $6.5 million in the first quarter of 2003 compared to an income tax benefit of $6.1 million in the first quarter of 2002. In the first quarter of 2002, we recorded a tax benefit of $14.3 million, or $0.22 per diluted share, due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 5). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care Inc., which we sold during fiscal 1999. We expect our effective tax rate during fiscal 2003 to be between 36% - 37% of earnings before income taxes.

Cumulative Effect of Change in Accounting Principle—In connection with the adoption of SFAS No. 142 (see Note 3), we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept as prescribed by SFAS No. 142. We recorded an after-tax impairment charge of $12.4 million, or $0.20 per diluted share, as a cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 142. The impairment related to certain trademarks acquired in our acquisition of Personal Care Holdings, Inc., which we acquired on January 28, 1998. We determined the fair values of all of our trademarks at December 29, 2001 and compared them with their carrying values. The trademarks impact by this write-off included our non-core brands of: Chubs, Diaparene, Tussy, Dorothy Gray, and Better Off.

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

        At March 29, 2003, long-term debt (including current portion but excluding obligations due to related party) was $855.8 million compared to $827.8 million at December 28, 2002. We increased our short-term borrowings by $28.0 million at March 29, 2003, to fund our working capital needs associated with our seasonal Sun Care business. One of our major corporate objectives has been to reduce our indebtedness. We reduced our indebtedness by $61.0 million in fiscal 2002, $42.8 million in fiscal 2001, and $56.3 million in fiscal 2000. Highlights of this strategy include:

  •
  On November 6, 2002, we redeemed $20.0 million principal amount of our 6% Convertible Notes and as noted above, we redeemed an additional $20.0 million of 6% Convertible Notes subsequent to March 29, 2003 the balance sheet date. The remaining $10.0 million principal amount of 6% Convertible Notes mature on January 31, 2004 and are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date.

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

        As of the balance sheet date, our remaining scheduled principal repayment obligations were (excluding balances outstanding under our Revolving Credit Facility and amounts due to related party):

•	$4.5 million in 2003,	•	$4.5 million in 2006,
•	$34.5 million in 2004,	•	$4.5 million in 2007, and
•	$4.5 million in 2005,	•	$775.3 million thereafter.

        On April 24, 2003, subsequent to March 29, 2003 the balance sheet date, we redeemed $20.0 million of our 6% Convertible Notes that were due in January of 2004.

        In the event that we have excess cash flow, as defined in our Credit Facility, we are, within 90 days of each year-end, required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow. At the end of fiscal 2002, we determined that we had excess cash flow as defined in our Credit Facility and we deposited, in March of 2003, $19.1 million into the excess cash flow account. This $19.1 million along with $0.9 million of cash was used to redeem $20.0 million of our 6% Convertible Notes as allowed under our Credit Agreement.

        Our Revolving Credit Facility provides for borrowings of up to $125.0 million and matures on May 22, 2007. At March 29, 2003, we had $93.6 million available to borrow under the Revolving Credit Facility, net of outstanding letters of credit. At March 29, 2003, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $52.8 million. The Receivables Facility reaches the end of its current term on May 20, 2003. We anticipate that the Receivables Facility will be renewed prior to this date.

        The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

•	indebtedness and liens,	•	certain dividends and other distributions,
•	major acquisitions or mergers,	•	the application of excess cash flow, and
•	capital expenditures and asset sales,	•	prepayment and modification of all indebtedness or equity capitalization.

        We anticipate that we may require greater flexibility under the leverage ratio test under the Credit Facility in the next few quarters. We have had discussions with our agent bank and expect that we will be able to obtain any necessary amendment.

        At March 29, 2003, our working capital (current assets net of current liabilities) increased $11.5 million to $126.4 million compared to $114.9 million at December 28, 2002.

  •
  Total current assets increased approximately $34.0 million at March 29, 2003 compared to December 28, 2002. Our cash balances increased $22.0 million at March 29, 2003 primarily as a result of our required deposit of $19.1 million into the excess cash flow account. Our receivables including our retained interest in receivables increased $13.8 million compared to December 28, 2002, due to higher net sales in the first quarter of 2003 compared to the fourth quarter of 2002 and the seasonal dating on a portion of our Sun Care net sales. All other current assets decreased $1.8 million at March 29, 2003 compared to December 28, 2002.

  •
  Total current liabilities increased approximately $22.5 million at March 29, 2003 compared to December 28, 2002. The increase was due to $30.0 million of 6% Convertible Notes, which were reclassified as a current debt obligation, as the 6% Convertible Notes come due on January 31, 2004. In addition, our estimated income tax liability increased $5.4 million at March 29, 2003 compared to December 28, 2002. The growth in these current liabilities was offset, in part, by a decrease of $9.5 million in accounts payable and $3.3 million in accrued expenses. The reduction in accounts payables and accrued expenses were due primarily to the timing of payments.

        Our net cash flows used for operations were $2.4 million. The use of cash by operations was driven primarily by Sun Care working capital needs and lower operating earnings as previously discussed. Our capital expenditures for equipment and facility improvements were $3.7 million for the three months ended March 29, 2003. Our capital expenditures were used primarily to support new products and product improvements, expand capacity in key product areas, upgrade production equipment, invest in new technologies, and improve our facilities. We anticipate 2003 capital expenditures to be approximately $25.0 million.

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

Off Balance Sheet Arrangements and Other Commitments

        On occasion, we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties. At March 29, 2003, we had two-off balance sheet arrangements.

        On May 22, 2001, we entered into the Receivables Facility through a wholly owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC (see Note 9). Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Credit Facility. We sold $52.8 million of undivided fractional interest in our receivables, at March 29, 2003 and $39.0 million of undivided fractional interest in our receivables, at December 28, 2002, to the Conduit.

        We also enter into operating leases with unaffiliated third parties. These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. At March 29, 2003 and December 28, 2002, we had in aggregate approximately $32.0 million of committed expenses associated with operating leases that are not reflected on our Condensed Consolidated Balance Sheet as a liability, in accordance with generally accepted accounting principles. We believe operating leases are beneficial as they allow us to better match cash flows associated with the asset and the benefits derived from it. Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

  •
  In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. In conjunction with our initiative to reduce sun care returns, we have enhanced our approach in 2003 to estimate potential returns based on the seasonal shipment pattern, expected consumption rates, and customer inventory levels. In the first quarter, this approach resulted in a provision that was approximately $1 million lower than it would have been by applying an annual returns estimate to each quarter as was done historically. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as noted above. Based on our 2002 Sun Care season results, each percentage point change in our return rates would have impacted our reported net sales by $1.4 million and our reported operating earnings by $1.2 million.

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

Recently Issued Accounting Standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 29, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will likely require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard and the impact it may have on our financial statements.

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND
QUALITY OF CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At March 29, 2003, our total indebtedness consisted of $380.0 million in fixed rate debt and $475.8 million in variable rate debt. We currently are not a party to any financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at March 29, 2003, a 1% increase in interest rates would result in an estimated $4.8 million of additional interest expense on an annualized basis.

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

  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)
Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PLAYTEX PRODUCTS INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 28, 2002.

        As of the end of April 2003, there were approximately 6 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits:

99.1
Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
Date: May 13, 2003	By:	/s/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2003	By:	/s/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 13, 2003	By:	/s/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)

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

Date: May 13, 2003	By:	/s/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PLAYTEX PRODUCTS, INC. INDEX
PLAYTEX PRODUCTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND QUALITY OF CONTROLS AND PROCEDURES
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4. Controls and Procedures
PLAYTEX PRODUCTS INC. PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
PLAYTEX PRODUCTS, INC. CERTIFICATIONS
PLAYTEX PRODUCTS, INC. CERTIFICATIONS