Form 10-Q
period 2003-06-28
PLAYTEX PRODUCTS INC
filed 2003-08-11
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 2003

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

Yes ☒    No ☐

        At August 8, 2003 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

INDEX

		PAGE
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3 – 19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 – 31
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	32
Item 4	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits and Reports on Form 8-K:
	(a) Exhibits	34
	(b) Reports on Form 8-K	34
	Signatures	35

PLAYTEX PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

	June 28, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$27,442	$31,605
Receivables, less allowance for doubtful accounts	36,569	27,735
Retained interest in receivables	55,817	59,774
Inventories	75,198	85,160
Due from related party	80,017	80,017
Deferred income taxes, net	7,318	8,130
Other current assets	6,904	7,782

Total current assets	289,265	300,203
Net property, plant and equipment	123,402	121,199
Intangible assets, net
Goodwill	494,307	494,307
Trademarks, patents and other	138,723	139,174
Deferred financing costs	14,238	13,592
Other noncurrent assets	9,197	9,712

Total assets	$1,069,132	$1,078,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,085	$47,088
Accrued expenses	55,277	54,217
Due to related party	78,386	78,386
Income taxes payable	5,534	1,086
Current maturities of long-term debt	14,500	4,500

Total current liabilities	186,782	185,277
Long-term debt	791,000	823,250
Other noncurrent liabilities	15,300	14,526
Deferred income taxes	51,973	49,601

Total liabilities	1,045,055	1,072,654

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,215,856 shares at June 28, 2003 and December 28, 2002	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (deficit)	(500,714)	(516,771)
Accumulated other comprehensive earnings	(2,054)	(4,541)

Total stockholders' equity	24,077	5,533

Total liabilities and stockholders' equity	$1,069,132	$1,078,187

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands except per share data)

	Three Months Ended
	June 28, 2003	June 29, 2002
Net sales	$180,029	$201,552
Cost of sales	86,786	87,711

Gross profit	93,243	113,841
Operating expenses:
Selling, general and administrative	71,751	65,149
Amortization of intangibles	225	225

Total operating expenses	71,976	65,374
Operating earnings	21,267	48,467
Interest expense, net of interest income, including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for both periods presented	13,387	15,248
Expenses related to retirement of debt	—	5,882
Other expenses	572	681

Earnings before income taxes	7,308	26,656
Income taxes	2,654	9,918

Net earnings	$4,654	$16,738

Earnings per share:
Basic	$0.08	$0.27

Diluted	$0.08	$0.27

Weighted average shares outstanding:
Basic	61,216	61,118

Diluted	61,237	64,562

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands except per share data)

	Six Months Ended
	June 28, 2003	June 29, 2002
Net sales	$360,962	$398,303
Cost of sales	170,969	173,422

Gross profit	189,993	224,881
Operating expenses:
Selling, general and administrative	136,472	128,883
Restructuring and asset impairment	—	7,599
Amortization of intangibles	451	451

Total operating expenses	136,923	136,933
Operating earnings	53,070	87,948
Interest expense, net of interest income, including related party interest expense of $6,075 for both periods presented, net of related party interest income of $6,001 for both periods presented	26,834	31,354
Expenses related to retirement of debt	—	5,882
Other expenses	1,025	1,571

Earnings before income taxes and change in accounting principle	25,211	49,141
Income taxes	9,154	3,863

Earnings before change in accounting principle	16,057	45,278
Cumulative effect of change in accounting principle, net of $7,141 tax benefit	—	(12,423)

Net earnings	$16,057	$32,855

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.26	$0.74
Cumulative effect of change in accounting principle	—	(0.20)

Earnings per share—Basic	$0.26	$0.54

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.26	$0.72
Cumulative effect of change in accounting principle	—	(0.19)

Earnings per share—Diluted	$0.26	$0.53

Weighted average shares outstanding:
Basic	61,216	61,084

Diluted	61,237	64,206

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS
(Unaudited, in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings	Total
Balance, December 28, 2002	61,216	$612	$526,233	$(516,771)	$(4,541)	$5,533
Net earnings	—	—	—	16,057	—	16,057
Foreign currency translation adjustment	—	—	—	—	2,487	2,487

Comprehensive earnings						18,544

Balance, June 28, 2003	61,216	$612	$526,233	$(500,714)	$(2,054)	$24,077

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operations:
Net earnings	$16,057	$32,855
Non-cash items included in earnings:
Cumulative effect of change in accounting principle, net of tax benefit	—	12,423
Asset impairment charge	—	4,222
Expenses related to retirement of debt	—	5,882
Depreciation	6,997	7,024
Amortization of deferred financing costs	978	1,140
Amortization of intangibles	451	451
Deferred income taxes	3,241	(3,530)
Other, net	3,981	1,265
Net increase in working capital accounts	(2,658)	(12,330)

Net cash flows from operations	29,047	49,402
Cash flows used for investing activities:
Purchases of property, plant and equipment	(9,336)	(5,784)

Net cash flows used for investing activities	(9,336)	(5,784)
Cash flows (used for) provided by financing activities:
Long-term debt borrowings	—	450,000
Long-term debt repayments	(2,250)	(471,800)
Net borrowings under credit facilities	—	(17,000)
Repayment of convertible notes	(20,000)	—
Payment of financing costs	(1,624)	(3,522)
Issuance of shares of common stock	—	1,585

Net cash flows used for financing activities	(23,874)	(40,737)
(Decrease) increase in cash	(4,163)	2,881
Cash at beginning of period	31,605	34,006

Cash at end of period	$27,442	$36,887

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$26,745	$30,874
Income taxes, net of refunds	$1,465	$1,979

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidated Financial Statements

        The interim consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our consolidated financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results that you may expect for the full year.

        We presume you have access to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2002. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the Form 10-K. We file our annual, quarterly, current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1933 and 1934. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains an internet website that contains our filed reports at www.sec.gov. In addition, we make our filings with the SEC available at the Investors Relations section of our website www.playtexproductsinc.com. You can call our Investor Relations Department at (203) 341-4017 or via email at invrel@playtex.com to request a copy of any of our reports filed with the SEC.

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

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings:
As reported	$4,654	$16,738	$16,057	$32,855
Pro forma	$3,904	$16,230	$14,493	$31,838
Earnings per share:
As reported
Basic	$0.08	$0.27	$0.26	$0.54
Diluted	$0.08	$0.27	$0.26	$0.53
Pro forma
Basic	$0.06	$0.26	$0.24	$0.51
Diluted	$0.06	$0.25	$0.23	$0.50
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,118	61,216	61,084
Diluted	61,237	64,562	61,237	64,206

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Stock-Based Compensation (Continued)

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

3.     Impact of Adopting New Accounting Pronouncements

        Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 30, 2001, the first day of fiscal 2002, and determined that none of our goodwill was impaired. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principle, of $19.6 million ($12.4 million net of tax benefits) for the six months ended June 29, 2002. This charge reduced the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We are required to test our goodwill and trademarks for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed additional tests, as part of the required annual goodwill and intangibles impairment testing, during the second quarter of 2003 and no reduction in goodwill or trademark balances were required.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We adopted this statement effective December 29, 2002, the first day of fiscal 2003. This statement updates, clarifies and simplifies existing accounting pronouncements and requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for such classification has been reclassified to conform to the provisions of SFAS No. 145. We recorded a pre-tax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan (see Note 8 in our unaudited consolidated financial statements). In accordance with SFAS No. 145, we have reclassified the $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        Effective June 29, 2003, we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard has no impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Impact of Adopting New Accounting Pronouncements (Continued)

majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have not completed our assessment of the impact of FIN 46 upon adoption.

4.     Restructuring and Impairment Costs

        In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million as a result of our decision to close our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was approximately $4.2 million and severance and other exit costs related to the termination of employees were estimated at $3.4 million. As of June 28, 2003, we spent $2.9 million related to severance and other exit costs since we announced our intent to close the facility in the first quarter of 2002. The Watervliet facility manufactured component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement.

5.     Impact of Tax Regulations

        In the first quarter of 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permitted us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc. during fiscal 1999. We can utilize the tax capital loss associated with the sale of Playtex Beauty Care, Inc. to offset capital gains during the statutory five-year carryforward period. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million in the first quarter of 2002. The remaining capital loss carryover will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance, as we do not currently expect to realize it. The tax benefit related to the new regulations, recorded in the first quarter of 2002, does not impact our effective tax rate during fiscal 2003. We expect our effective tax rate during fiscal 2003 to be between 36% and 37% of earnings before income taxes.

6.     Accumulated Other Comprehensive Earnings

        The accumulated balances for each classification of other comprehensive earnings are as follows (unaudited, in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Earnings
Balance, December 28, 2002	$(3,778)	$(763)	$(4,541)
Change in period	2,487	—	2,487

Balance, June 28, 2003	$(1,291)	$(763)	$(2,054)

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Balance Sheet Components

	June 28, 2003	December 28, 2002
	(Unaudited)
The components of certain balance sheet accounts are as follows (in thousands):
Cash	$14,593	$23,105
Cash—lock box(a)	12,849	8,500

Net	$27,442	$31,605

Receivables	$37,414	$28,707
Less allowance for doubtful accounts	(845)	(972)

Net	$36,569	$27,735

Inventories:
Raw materials	$14,450	$18,780
Work in process	1,601	2,125
Finished goods	59,147	64,255

Total	$75,198	$85,160

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	40,437	39,694
Machinery and equipment	191,373	183,200

	234,186	225,270
Less accumulated depreciation	(110,784)	(104,071)

Net	$123,402	$121,199

Accrued expenses:
Advertising and sales promotion(b)	$14,455	$16,665
Employee compensation and benefits	6,992	15,769
Interest	6,974	7,864
Insurance	1,664	1,501
Other(b)	25,192	12,418

Total	$55,277	$54,217

(a)
Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 9 in our unaudited consolidated financial statements).

(b)
During the second quarter of 2003, we reduced our reserves for certain advertising and sales promotion programs that occurred prior to this quarter by approximately $0.4 million based on the actual costs of these programs versus our original estimates. During the second quarter of 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season and, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	June 28, 2003	December 28, 2002
	(Unaudited)
Variable rate indebtedness:
Term C Loan	$445,500	$447,750
Revolving Credit Facility	—	—
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	10,000	30,000

	805,500	827,750
Less current maturities	(14,500)	(4,500)

Total long-term debt	$791,000	$823,250

        On May 22, 2001, we completed a refinancing of our senior indebtedness (the "Refinancing Transaction"). As part of the Refinancing Transaction we issued:

  •
  $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes") and

  •
  a senior secured credit facility (the "Credit Facility" or "Senior Debt"), at that time, consisting of:

  •
  a six-year $100.0 million Term A Loan, subsequently repaid on May 29, 2002,
  •
  an eight-year $400.0 million Term B Loan, subsequently repaid on May 29, 2002, and
  •
  a six-year $125.0 million Revolving Credit Facility.

        In addition, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The net proceeds from the Refinancing Transaction and the Receivables Facility were used to pay-off all of our then outstanding indebtedness, except for the 6% Convertible Subordinated Notes (the "6% Convertible Notes").

        On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million.

        On June 26, 2003, we amended our Credit Facility. This amendment provided for revised and more stringent financial covenants and increased the interest rate margin on our Term C Loan and Revolving Credit Facility. Under the revised terms, pricing for LIBOR-based loans was increased and a Senior Debt Leverage Ratio, as defined in the amended credit agreement, was added. Additionally, pricing for LIBOR-based loans increased by 125 basis points to LIBOR plus 350 basis points for the Term C Loan and 100 basis points to LIBOR plus 400 basis points for the Revolving Credit Facility. Based on our current outstanding indebtedness, the revised pricing would increase our interest expense by approximately $5.5 million on an annualized basis. The amendment requires that we affirm that we are in compliance with our Senior Debt Leverage Ratio prior to initiating any borrowing requests. Compliance is based on the most recent quarterly compliance certificate filed with the banks as adjusted to reflect proposed new Senior Debt balances. Based upon our most recent quarterly compliance certificate, our maximum Senior Debt borrowing may not exceed $489.8 million. At June 28, 2003, our Senior Debt was $445.5 million. Additionally, as a result of the amendment to the senior indebtedness, we paid amendment fees of approximately $1.6 million. These costs were deferred and are being amortized over the remaining term of our Credit Facility.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Long-Term Debt (Continued)

Fixed Rate Indebtedness

        Our fixed rate indebtedness at June 28, 2003 of $360.0 million consists of $350.0 million of our 9 3/8% Notes and $10.0 million of our 6% Convertible Notes. We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

        The 6% Convertible Notes are currently redeemable by us, in whole or in part, at our option at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to the redemption date. On April 24, 2003, we redeemed $20.0 million principal amount of our 6% Convertible Notes. The remaining $10.0 million principal amount of 6% Convertible Notes are convertible into approximately 0.5 million shares of our common stock at a conversion price of approximately $19.15 per common share. The 6% Convertible Notes mature on January 31, 2004.

Variable Rate Indebtedness

        Our variable rate indebtedness of $445.5 million at June 28, 2003 is comprised entirely of our Term C Loan. The rates of interest we pay under the Term C Loan and Revolving Credit Facility vary over time depending on short-term interest rates. We also pay fees on our Revolving Credit Facility commitments, which may vary depending on our credit rating. Loans made under the Revolving Credit Facility mature on May 22, 2007 and our final principal payment on the Term C Loan is due May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: $4.5 million per year in fiscal years 2003 through 2007, $213.8 million in 2008, and $211.5 million in 2009. We repaid approximately $2.3 million of the Term C Loan during the six month period ended June 28, 2003.

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At June 28, 2003, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at June 28, 2003, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Long-Term Debt (Continued)

        The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

  •
  Our weighted average variable interest rate was 3.98% for the three months ended June 28, 2003 compared to 4.63% for the three months ended June 29, 2002.

  •
  At June 28, 2003, our variable interest rate was 4.87% compared to 4.09% at June 29, 2002. This increase was the result of the increase in pricing associated with the amendment, as previously discussed.

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

        At June 28, 2003, our required principal repayments (excluding balances outstanding on our Revolving Credit Facility and amounts due to related party) were:

•	$2.2 million for the remainder of 2003,	•	$4.5 million in 2006,
•	$14.5 million in 2004,	•	$4.5 million in 2007, and
•	$4.5 million in 2005,	•	$775.3 million thereafter.

        In the event that we have excess cash flow, as defined in our Credit Facility, we are, within 90 days of each year-end, required to: make either mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined, or make deposits into the excess cash flow account equal to the amount of the excess cash flow. At the end of fiscal 2002, we determined that we had excess cash flow as defined in our Credit Facility and we deposited, in March of 2003, $19.1 million into the excess cash flow account. This $19.1 million along with $0.9 million of cash was used to redeem $20.0 million of our 6% Convertible Notes on April 24, 2003, as allowed under our Credit Agreement.

9.     Receivables Facility

        On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issues short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility is up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affects their eligibility. Our Retained Interest in Receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

        Commitments under the Receivables Facility have terms of 180 days, which may be renewed at the option of the Conduit prior to termination. In May 2003, the Receivables Facility was extended through November 2003.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Receivables Facility (Continued)

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

        At June 28, 2003, Playtex A/R LLC had approximately $117.7 million of receivables, of which $61.8 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2003, we sold in aggregate approximately $329.3 million of accounts receivable to Playtex A/R LLC. In return, we've received from Playtex A/R LLC approximately $329.4 million of cash.

        We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.6 million for the second quarter of 2003 and $1.0 million for the six month period ended June 28, 2003, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

        We account for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from our balance sheet. Playtex A/R LLC pays fees on the value of the undivided interest of the receivables sold to the Conduit equal to the 30 day LIBOR rate, which is reset weekly. In addition, under the terms of the May 2003 renewal of the Receivables Facility, Playtex A/R LLC pays a 0.50% per annum fee on the utilized portion of the Receivables Facility and a 0.75% per annum liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our Retained Interest in Receivables approximates the fair value.

        The Receivables Facility may be terminated prior to its term in the event of:

•	nonpayment of fees or other amounts when due,	•	bankruptcy events,
•	violation of covenants,	•	material judgments,
•	failure of any representation or warranty to	•	defaults under the Receivables Facility,
	be true in all material respects when made,	•	a downgrade in the Senior Secured Credit
•	a servicing default, and		Facility to less than B- by S&P and less than B3 by Moody's.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons. As well as complementary products, marketed under such brand names as:

Tampons
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,	•	for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide,		alleviate discomfort associated with menstrual pain.

        Our Consumer Products Division includes a number of leading and well-recognized brands sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products	•	Binaca breath spray and drops
•	Woolite rug and upholstery cleaning products	•	Tussy deodorant
•	Playtex Gloves	•	Dentax oral care products, and
•	Ogilvie at-home permanents	•	Tek toothbrushes.

        Our International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in	•	export sales
	the United States including: warehouse	•	sales in Puerto Rico
	clubs, military, convenience stores, specialty stores, and telemarketing	•	results from our Canadian and Australian subsidiaries
		•	sales of private label tampons

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Business Segments (Continued)

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

        The results of our divisions for the three and six months ended June 28, 2003 and June 29, 2002 are as follows (unaudited dollars in thousands):

	Three Months Ended
	June 28, 2003		June 29, 2002
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$99,382	$37,063	$115,042	$57,897
Consumer Products	46,395	11,559	50,610	15,046
International/Corporate Sales	34,252	14,847	35,900	16,288
Unallocated Charges	—	(55)	—	(120)

Total Consolidated	$180,029	63,414	$201,552	89,111

Reconciliation to operating earnings:
Selling, distribution, research and administrative		41,922		40,419
Amortization of intangibles		225		225

Operating earnings		$21,267		$48,467

	Six Months Ended
	June 28, 2003		June 29, 2002
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$185,538	$69,656	$218,504	$107,322
Consumer Products	111,814	36,916	109,139	35,660
International/Corporate Sales	63,610	27,744	70,660	32,719
Unallocated Charges	—	(200)	—	(251)

Total Consolidated	$360,962	134,116	$398,303	175,450

Reconciliation to operating earnings:
Selling, distribution, research and administrative		80,595		79,452
Restructuring and asset impairment		—		7,599
Amortization of intangibles		451		451

Operating earnings		$53,070		$87,948

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and six months ended June 28, 2003 and June 29, 2002 (unaudited, in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator:
Earnings before change in accounting principle—as reported	$4,654	$16,738	$16,057	$45,278
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes	—	473	—	946

Earnings before change in accounting principle adjusted for assumed dilutive conversions	4,654	17,211	16,057	46,224
Cumulative effect of change in accounting principle	—	—	—	(12,423)

Net earnings—as adjusted	$4,654	$17,211	$16,057	$33,801

Denominator:
Weighted average shares outstanding—Basic	61,216	61,118	61,216	61,084
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	21	833	21	511
Adjustment for dilutive effect of Convertible Notes	—	2,611	—	2,611

Weighted average shares outstanding—Diluted	61,237	64,562	61,237	64,206

Earnings per share—Basic:
Earnings before change in accounting principle	$0.08	$0.27	$0.26	$0.74
Cumulative effect of change in accounting principle	—	—	—	(0.20)

Earnings per share	$0.08	$0.27	$0.26	$0.54

Earnings per share—Diluted:
Earnings before change in accounting principle	$0.08	$0.27	$0.26	$0.72
Cumulative effect of change in accounting principle	—	—	—	(0.19)

Earnings per share	$0.08	$0.27	$0.26	$0.53

        Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Diluted securities include stock options granted to our employees and shares that may be exchanged for the 6% Convertible Notes, if determined to be dilutive. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on earnings before cumulative effect of change in accounting principle (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.   Contingencies

        On May 27, 2003 a federal jury in Manhattan found in favor of our lawsuit against Procter & Gamble for false advertising. We challenged the superiority advertising claims Procter & Gamble utilized in support of the launch of its Tampax Pearl tampons. The jury found Procter & Gamble's superiority claims for comfort, absorbency, and protection to be false and misleading and awarded Playtex $2.96 million in damages. This award is subject to appeal and has not been recognized in our financial statements.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Contingencies (Continued)

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
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

  •
  the unaudited consolidated financial statements and notes included in this report, and
  •
  audited consolidated financial statements and notes to consolidated financial statements included in our report on Form 10-K for the year ended December 28, 2002.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Item I. of our Annual Report on Form 10-K for the year ended December 28, 2002, and:

•	price and product changes,	•	impact of weather conditions, especially
•	promotional activity by competitors,		on Sun Care product sales,
	the loss or bankruptcy of a significant customer,	•	our level of debt and related covenants,
•	capacity limitations,	•	interest rate fluctuations,
•	the difficulties of integrating acquisitions,	•	future cash flows,
•	raw material and manufacturing costs,	•	dependence on key employees, and
•	adverse publicity and product liability claims,	•	highly competitive nature of consumer products business.

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

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make as well as assumptions by third parties. The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware (see Management's Discussion and Analysis—Critical Accounting Policies). As part of our customary review and reconciliation process, we periodically record adjustments to our accounting estimates. During the second quarter of 2003, we reduced our reserves for certain advertising and sales promotion programs that occurred prior to this quarter by approximately $0.4 million based on the actual costs of these programs versus our original estimates. During the second quarter of 2002, we recorded additional expenses of $2.0 million to cover higher than expected Sun Care returns from the 2001 Sun Care season and, we reduced our reserves for certain advertising and sales promotion programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Trademarks

        We have proprietary rights to a number of trademarks important to our business, such as: Active Sport, Baby Magic, Banana Boat, Binaca, Blasters, Big Sipster, Cool Colorz, CoolStraw, Diaper Genie, Dentax, Drop-Ins, Fast Blast, Gentle Glide, Get On The Boat, Gripster, HandSaver, Heat Therapy, Heavy Traffic, Insulator, LipPops, Most Like Mother, Mr. Bubble, Natural Action, Ogilvie, Oxy Deep, Power Shot, Precisely Right, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Slimfits, Sooth-A-Caine, Tub Mate, Tek, Tussy, VentAire, VitaSkin, and Wet Ones. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

Items Affecting Comparability

        Our results for the second quarter of 2003 are for the 13-week period ended June 28, 2003 and our results for the second quarter of 2002 are for the 13-week period ended June 29, 2002. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. This market share data does not include scanner/consumption data from Wal-Mart Stores, Inc. as they ceased providing this information to third parties.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement updated, clarified and simplified existing accounting pronouncements and became effective for us starting in fiscal 2003. In most instances, SFAS No. 145 required gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification was reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified the May 2002 $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        We also adopted, on December 30, 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that are determined to have indefinite lives. This change favorably affected our reported net earnings in the second quarter of 2002 by $4.3 million and for the six month period ended June 29, 2002, this change favorably affected our reported net earnings by $8.6 million. Also in connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million as a cumulative effect of change in accounting principles in the first quarter of 2002 (see Note 3 in our unaudited consolidated financial statements). The adoption of SFAS No. 141 had no impact on us.

        On March 7, 2002, the U.S. Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million in the first quarter of 2002 (see Note 5 in our unaudited consolidated financial statements).

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Results of Operations

Three Months Ended June 28, 2003 Compared To
    Three Months Ended June 29, 2002

Consolidated Net Sales—Our consolidated net sales decreased $21.5 million, or 11%, to $180.0 million in the second quarter of 2003.

  Personal Products Division—Net sales decreased $15.7 million, or 14%, to $99.4 million in the second quarter of 2003.

            Net sales of Infant Care products decreased $4.2 million, or 7%, to $58.8 million in the second quarter of 2003, mainly due to lower net sales in our non-core baby wipes business and less than expected category growth in a number of our categories. We believe the less than expected category growth is due to softness in the economy. We continue to show favorable market share trends in Infant Feeding and Wet Ones. In Infant Feeding, our market share has improved to 35.1% in the second quarter of 2003, up from 34.8% and 33.8% in the first quarter of 2003 and the fourth quarter of 2002, respectively. In Wet Ones, our market share reached 69.0% in the second quarter of 2003 versus 63.1% for the same quarter in 2002. Our market share in Baby Toiletries decreased by 0.6% to 7.8% in the second quarter of 2003 versus the same period in 2002. While our market share has declined slightly in Diaper Genie, we remain the dominant brand in the diaper pail category with a 91.8 share in the second quarter of 2003.

            Net sales of Feminine Care products decreased $11.5 million, or 22%, to $40.6 million in the second quarter of 2003. Overall, our dollar market share in the second quarter of 2003 was 27.3%, down versus the same quarter last year which was 30.3%, but up versus the first quarter of 2003 market share of 26.8%. The decline in our net sales reflects the impact of the market share decline as noted above as well as a timing difference between shipments and retail consumption. As noted in previous filings, heavy promotional activities occurred as a result of a major competitive launch in the plastic applicator segment. Our second quarter 2003 shipments remain negatively impacted as retailers and consumers continue to work down the inventory build accumulated during these promotional periods. We continue to invest in trade and promotional activities to protect our franchise in the long-term.

  Consumer Products Division—Net sales decreased $4.2 million, or 8%, to $46.4 million in the second quarter of 2003.

            Net sales of Sun Care products decreased $2.7 million, or 9%, to $28.9 million in the second quarter of 2003. This decline in net sales was due to the unfavorable weather pattern in the early portion of the sun care season especially in the northeastern United States. It should be noted that the comparable period in 2002 included a reduction in net sales of $3.3 million to adjust for higher than expected 2001 seasonal returns. In Banana Boat, our market share increased 0.4 percentage points to 22.5% for the second quarter of 2003. Retail consumption in the sun care category has trended below the comparable year ago results for the three months ended June 28, 2003.

            Net sales of Household Products/Personal Grooming decreased $1.5 million, or 8%, to $17.5 million in the second quarter of 2003. This decrease is the result of lower shipments in Ogilvie and Binaca, despite market share gains in each product, as the home permanent and breath freshener categories continue to decline. Net Sales for our Woolite rug and upholstery products continued to increase over the prior year comparable quarter due to the success of our Woolite Oxy Deep launch in 2002. Our dollar market share for Woolite increased by 4.3 percentage points to 28.1% for the second quarter of 2003. In Gloves, our dollar market share decreased to 27.1% in the second quarter of 2003 versus 28.8% for the same period in 2002. This decline was due to a continuation of competitive activities including higher private label consumption likely driven by the softer economy.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

  International/Corporate Sales Division—Net sales decreased $1.6 million, or 5%, to $34.3 million in the second quarter of 2003. The decrease was due primarily to lower Feminine Care and Sun Care net sales to the specialty classes of trade, offset, in part, by gains in Infant Care net sales.

Consolidated Gross Profit—Our consolidated gross profit decreased $20.6 million, to $93.2 million in the second quarter of 2003. As a percent of net sales, gross profit decreased 4.7 percentage points, to 51.8% in the second quarter of 2003. The decrease in gross profit and gross profit as a percent of net sales was due to the decrease in net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volumes.

Consolidated Product Contribution—Product contribution is defined as gross profit less advertising and sales promotion expenses. See Note 10 in our unaudited consolidated financial statements for a reconciliation of product contribution to operating earnings. Our consolidated product contribution decreased $25.7 million, or 29%, to $63.4 million in the second quarter of 2003. As a percent of net sales, product contribution decreased 9.0 percentage points to 35.2% in the second quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross profit, as discussed, combined with higher overall advertising and sales promotion expenses. We increased our advertising and promotional expenses in defense of our tampon franchise.

  Personal Products Division—Product contribution decreased $20.8 million, or 36%, to $37.1 million in the second quarter of 2003. As a percent of net sales, product contribution decreased 13.0 percentage points to 37.3% in the second quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, the mix of products sold, the impact of fixed manufacturing costs on lower production volumes and higher advertising and sales promotion expenses, mainly to defend our tampon franchise.

  Consumer Products Division—Product contribution decreased $3.5 million, or 23%, to $11.6 million in the second quarter of 2003. As a percent of net sales, product contribution decreased 4.8 percentage points to 24.9% in the second quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, partially attributable to the impact of the unfavorable weather, and lower gross profit.

  International/Corporate Sales Division—Product contribution decreased $1.4 million, or 9%, to $14.8 million in the second quarter of 2003. As a percent of net sales, product contribution decreased 2.0 percentage points to 43.3% in the second quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, lower gross profit and higher advertising and sales promotion expenses as a percent of net sales.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $27.2 million, or 56%, to $21.3 million in the second quarter of 2003. The decrease in operating earnings was the result of our lower net sales, gross profit and product contribution, and increased advertising and sales promotion expenses, as discussed.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Consolidated Interest Expense—Our consolidated interest expense decreased $1.9 million, or 12%, to $13.4 million in the second quarter of 2003. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the second quarter of 2003 was less than the comparable period by $25.9 million, or 3%, as a result of continued strategy to reduce our outstanding indebtedness. Our debt reduction since the beginning of fiscal 2002 is a follows:
  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002 and an additional $20.0 million of principal on April 24, 2003;
  •
  we paid down $21.8 million of our variable rate indebtedness as part of the May 29, 2002 amendment to our Credit Facility;
  •
  we made two $2.25 million payments on our Term C Loan; one in September of 2002 and another in May of 2003;
  •
  we used our Revolving Credit Facility to meet borrowing needs primarily associated with peaks in working capital requirements throughout this period.
  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in the second quarter of 2003 was 3.98% compared to 4.63% in the second quarter of 2002.

Expenses Related to Retirement of Debt—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8 in our unaudited consolidated financial statements). We recorded a pre-tax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan (see Note 8 in our unaudited consolidated financial statements). In accordance with SFAS No. 145, we have reclassified the $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

Consolidated Other Expenses—Our consolidated other expenses decreased $0.1 million, or 16%, to $0.6 million in the second quarter of 2003. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility.

Consolidated Income Taxes—Our consolidated income taxes decreased $7.3 million, or 73%, to $2.7 million in the second quarter of 2003. As a percent of pre-tax earnings, our effective tax rate decreased 0.9 percentage points to 36.3% of earnings before income taxes. We expect our effective tax rate, for the remaining two quarters of fiscal 2003, to be between 36% and 37% of earnings before income taxes.

Six Months Ended June 28, 2003 Compared To
    Six Months Ended June 29, 2002

Consolidated Net Sales—Our consolidated net sales decreased $37.3 million, or 9%, to $361.0 million for the six months ended June 28, 2003.

Personal Products Division—Net sales decreased $33.0 million, or 15%, to $185.5 million for the six months ended June 28, 2003.

            Net sales of Infant Care products decreased $10.2 million, or 9%, to $108.7 million for the six months ended June 28, 2003. This decrease was driven by lower net sales in our non-core baby wipes business, slower than expected category growth due, we believe, to economic conditions and the timing of certain promotional activities in Cups and Diaper Genie. Overall, market share and consumption across our core Infant Care categories for the six month period ended June 28, 2003 has been stable. We remain the number one and number two branded products, based on dollar market share, in Infant Feeding and Baby

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

    Toiletries, respectively. In early 2003, we introduced the Insulator Sport, a new insulated leak-proof cup with a flip top straw lid for growing kids and a new trainer cup for toddlers, The First Sipster. We believe product innovation and modernization is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring better value to consumers.

            Net sales of Feminine Care products decreased $22.8 million, or 23%, to $76.9 million for the six months ended June 28, 2003. Our dollar market share decreased 3.3 percentage points during this six month period to 27.1% from 30.4% in the comparative period. This decline in our net sales and our dollar market share reflects the impact of extensive competitive spending in the tampon category behind the launch of a new entry in the plastic applicator segment and our long-term defensive strategy. While our tampon consumption lagged year ago due to this competitive entry, shipments were further impacted as retailers were able to maintain sufficient inventory levels as a result of the promotional activities. We believe our tampon franchise held up well under the competitive launch environment as our sequential market share has improved over time. We have introduced improved products, which reached retail shelves in March 2003. The improvements to our tampon products include: a new deodorant fragrance and an improved soft pearlized plastic applicator, which we expect will enable us to gradually gain back share in the plastic applicator segment. Additionally, we launched a new advertising campaign starting in April 2003.

  Consumer Products Division—Net sales increased $2.7 million, or 2%, to $111.8 million for the six months ended June 28, 2003.

            Net sales of Sun Care products increased $3.3 million, or 5%, to $76.9 million for the six months ended June 28, 2003. It should be noted that the comparable period in 2002 included a reduction in net sales of $3.3 million to adjust for higher than expected 2001 season returns. Excluding this adjustment, net sales for the six months ended June 28, 2003 were essentially flat versus the prior year. Our dollar market share for the six months ended June 28, 2003 was 21.7%, up 0.2 percentage points versus the comparable 2002 period. Seasonal shipments remain below year ago totals as an expected shift in early season Sun Care shipments from the fourth quarter of 2002 to the first quarter of 2003 impacted the six month comparison. The category has been negatively impacted by unfavorable weather patterns. As a result, we have continued to monitor customer shipments as part of our initiative to reduce the impact of seasonal returns.

            Net sales of Household Products/Personal Grooming declined $0.6 million, or 2%, to $34.9 million for the six months ended June 28, 2003. This decrease is the result of lower shipments in Ogilvie and Binaca, despite market share gains in each product, as the home permanent and breath freshener categories continue to decline. Net Sales for our Woolite rug and upholstery products continued to increase over the prior year comparable quarter due to the success of our Woolite Oxy Deep launch in 2002. Our dollar market share for Woolite increased by 7.0 percentage points to 29.6% for the six months ended June 28, 2003. In Gloves, our dollar market share decreased to 28.3% for the six months ended June 28, 2003 versus 29.9% for the same period in 2002. This decline was due to a continuation of competitive activities including higher private label consumption likely driven by the softer economy.

  International/Corporate Sales Division—Net sales decreased $7.1 million, or 10%, to $63.6 million for the six months ended June 28, 2003. The decrease was due to lower Sun Care and Feminine Care net sales to the specialty classes of trade.

Consolidated Gross Profit—Our consolidated gross profit decreased $34.9 million, or 16%, to $190.0 million for the six months ended June 28, 2003. As a percent of net sales, gross profit decreased 3.8 percentage points, to 52.6% for the six months ended June 28, 2003. The decrease in gross profit and gross profit as a percent of net sales was due to the decrease in net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volumes.

Consolidated Product Contribution—Our consolidated product contribution decreased $41.3 million, or 24%, to $134.1 million for the six months ended June 28, 2003. As a percent of net sales, product contribution decreased 6.8 percentage points to 37.2% for the six months ended June 28, 2003. The decrease in product contribution and product

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

contribution as a percent of net sales was due primarily to lower gross profit, as discussed, combined with higher overall advertising and sales promotion expenses. We increased our advertising and promotional expenses to defend our tampon franchise.

  Personal Products Division—Product contribution decreased $37.6 million, or 35%, to $69.7 million for the six months ended June 28, 2003. As a percent of net sales, product contribution decreased 11.6 percentage points to 37.5% for the six months ended June 28, 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, the mix of products sold, the impact of fixed manufacturing costs on lower production volumes and higher advertising and sales promotion expenses, mainly to defend our tampon franchise.

  Consumer Products Division—Product contribution increased $1.3 million, or 4%, to $36.9 million for the six months ended June 28, 2003. As a percent of net sales, product contribution increased 0.3 percentage points to 33.0% for the six months ended June 28, 2003. The increase in product contribution and product contribution as a percent of net sales was due primarily to higher net sales, higher gross profit and lower advertising and sales promotion expenses.

  International/Corporate Sales Division—Product contribution decreased $5.0 million, or 16%, to $27.7 million for the six months ended June 28, 2003. As a percent of net sales, product contribution decreased 2.7 percentage points to 43.6% for the six months ended June 28, 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, lower gross profit and higher advertising and sales promotion expenses as a percent of net sales.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $34.9 million, or 40%, to $53.1 million for the six months ended June 28, 2003. The decrease in operating earnings was the result of our lower gross profit and product contribution, and increased advertising and sales promotion expenses, as discussed. This is compared with the prior year period operating earnings which included a restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 4 in our unaudited consolidated financial statements).

Consolidated Interest Expense—Our consolidated interest expense decreased $4.5 million, or 14%, to $26.8 million for the six months ended June 28, 2003. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the six month period ended June 28, 2003 was less than the comparable period by $35.6 million, or 4%, as a result of continued strategy to reduce our outstanding indebtedness. Our debt reduction since the beginning of fiscal 2002 is a follows:

  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002 and an additional $20.0 million of principal on April 24, 2003;

  •
  we paid down $21.8 million of our variable rate indebtedness as part of the May 29, 2002 amendment to our Credit Facility;

  •
  we made two $2.25 million payments on our Term C Loan; one in September of 2002 and another in May of 2003;

  •
  we used our Revolving Credit Facility to meet borrowing needs primarily associated with peaks in working capital requirements throughout this period.

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate for the six months ended June 28, 2003 was 3.89% compared to 4.86% for the six months ended June 29, 2002.

Expenses Related to Retirement of Debt—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8 in our unaudited consolidated financial statements). We recorded a pre-tax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Loan. In accordance with SFAS No. 145, we have reclassified the $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

Consolidated Other Expenses—Our consolidated other expenses decreased $0.5 million, or 35%, to $1.0 million for the six months ended June 28, 2003. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility. Since this cost is based, in part, on short term interest rates, it has declined in comparison to the six months ended June 29, 2002 as interest rates have declined.

Consolidated Income Taxes—Our consolidated income taxes increased $5.3 million, or 137%, to $9.2 million for the six months ended June 28, 2003. As a percent of pre-tax earnings, our effective tax rate increased 28.4 percentage points to 36.3% of earnings before income taxes and cumulative effect of change in accounting principle. In the first quarter of 2002, we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 5 in our unaudited consolidated financial statements). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care, Inc., which we sold during fiscal 1999. We expect our effective tax rate during fiscal 2003 to be between 36% and 37% of earnings before income taxes.

Cumulative Effect of Change in Accounting Principle—In connection with the adoption of SFAS No. 142 (see Note 3 in our unaudited consolidated financial statements), we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept as prescribed by SFAS No. 142. We recorded an after-tax impairment charge of $12.4 million in the first six months of 2002, as a cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 142. The impairment related to certain trademarks acquired in our acquisition of Personal Care Holdings, Inc., which we acquired on January 28, 1998. We determined the fair values of all of our trademarks at December 29, 2001 and compared them with their carrying values. The trademarks impacted by this write-off included our non-core brands of: Chubs, Diaparene, Tussy, Dorothy Gray, and Better Off.

Liquidity and Capital Resources

        On June 26, 2003, we amended our Credit Facility. This amendment provided for revised and more stringent financial covenants and increased the interest rate margin on our Term C Loan and Revolving Credit Facility. Under the revised terms, pricing for LIBOR-based loans was increased and a Senior Debt Leverage Ratio, as defined in the amended credit agreement, was added. Additionally, pricing for LIBOR-based loans increased by 125 basis points to LIBOR plus 350 basis points for the Term C Loan and 100 basis points to LIBOR plus 400 basis points for the Revolving Credit Facility. Based on our current outstanding indebtedness, the revised pricing would increase our interest expense by approximately $5.5 million on an annualized basis. The amendment requires that we affirm that we are in compliance with our Senior Debt Leverage Ratio prior to initiating any borrowing requests. Compliance is based on the most recent quarterly compliance certificate filed with the banks as adjusted to reflect proposed new senior debt balances. Based upon our most recent quarterly compliance certificate, our maximum Senior Debt borrowing may not exceed $489.8 million. At June 28, 2003, our Senior Debt was $445.5 million. Additionally, as a result of the amendment to the senior indebtedness, we paid amendment fees of approximately $1.6 million. These costs were deferred and are being amortized over the remaining term of our Credit Facility.

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

        At June 28, 2003, long-term debt (including current portion but excluding obligations due to related party) was $805.5 million compared to $827.8 million at December 28, 2002. We redeemed $20.0 million of the 6% Convertible Notes on April 24, 2003 and made a scheduled principal payment of $2.25 million on our Term C Loan in May of 2003.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

        As of the balance sheet date, our remaining scheduled principal repayment obligations (excluding balances outstanding under our Revolving Credit Facility and amounts due to related party) were:

•	$2.2 million for the remainder of 2003,	•	$4.5 million in 2006,
•	$14.5 million in 2004,	•	$4.5 million in 2007, and
•	$4.5 million in 2005,	•	$775.3 million thereafter.

        At June 28, 2003, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $61.8 million.

        The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

•	indebtedness and liens,	•	certain dividends and other distributions
•	major acquisitions or mergers,	•	the application of excess cash flow, and
•	capital expenditures and asset sales,	•	prepayment and modification of all indebtedness or equity capitalization.

        At June 28, 2003, our working capital (current assets net of current liabilities) decreased $12.4 million to $102.5 million compared to $114.9 million at December 28, 2002.

  •
  Total current assets decreased $10.9 million at June 28, 2003 compared to December 28, 2002. The decrease was primarily the result of lower inventories. Inventories decreased $10.0 million, to $75.2 million, at June 28, 2003. The decline in inventories was due primarily to the seasonal nature of our Sun Care business. Cash balances decreased $4.2 million, to $27.4 million, at June 28, 2003 and all other current assets increased by $3.3 million at June 28, 2003 compared to December 28, 2002.

  •
  Total current liabilities increased $1.5 million at June 28, 2003 compared to December 28, 2002. Accounts payable declined $14.0 million due primarily to the payment for our Sun Care inventory build. Our accounts payable levels tend to be higher at the end of the fourth quarter due to expanded production for the Sun Care season. Accrued expenses increased $1.1 million at June 28, 2003 compared to December 28, 2002. Income taxes payable increased $4.4 million and current debt obligations pertaining to the 6% Convertible Notes increased $10.0 million compared to December 28, 2002.

        Our net cash flows from operations decreased $20.4 million, to $29.0 million for the first six months of 2003 compared to the first six months of 2002. The decrease in net cash flows from operations was primarily due to lower comparable net earnings in 2003.

        Capital expenditures for equipment and facility improvements were $9.3 million for the first six months of 2003. These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2003 are expected to be in the $20 million range, in line with recent full-year expenditure levels.

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

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Off Balance Sheet Arrangements and Other Commitments

        On occasion, we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties. At June 28, 2003, we had two-off balance sheet arrangements.

        On May 22, 2001, we entered into the Receivables Facility through a wholly owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC (see Note 9 in our unaudited consolidated financial statements). In May 2003, the Receivable Facility was extended until November 2003. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Credit Facility. We sold $61.8 million of undivided fractional interest in our receivables, at June 28, 2003 and $39.0 million of undivided fractional interest in our receivables, at December 28, 2002, to the Conduit.

        We also enter into operating leases with unaffiliated third parties. These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. At June 28, 2003 and December 28, 2002, we had in aggregate approximately $28.5 million and $32.0 million of committed expenses, respectively, associated with operating leases that are not reflected on our Consolidated Balance Sheets as a liability, in accordance with generally accepted accounting principles. We believe operating leases are beneficial as they allow us to better match cash flows associated with the asset and the benefits derived from it. Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

  •
  In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. In conjunction with our initiative to reduce Sun Care returns, we have enhanced our approach in 2003 to estimate potential returns based on the seasonal shipment pattern, expected consumption rates, and customer inventory levels. In the second quarter, this approach resulted in a provision that was approximately $0.8 million higher than it would have been by applying an annual returns estimate to each quarter as was done historically. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns as noted above. Based on our 2002 Sun Care season results, each percentage point change in our return rates would have impacted our reported net sales by $1.4 million and our reported operating earnings by $1.2 million.

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

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements and became effective for us starting in fiscal 2003. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt, previously classified as an extraordinary item in prior periods presented, that does not meet the criteria of APB No. 30 for such classification, will be reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified the May 2002 $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to apply the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 28, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results (see Note 2 in our unaudited consolidated financial statements). The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement beginning in the first quarter 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will likely require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard and the impact it may have on our financial statements.

        Effective June 29, 2003, we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard has no impact on our financial statements.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have not completed our assessment of the impact of FIN 46 upon adoption.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At June 28, 2003, we were not a party to any financial instruments and our total indebtedness consisted of $360.0 million in fixed rate debt and $445.5 million in variable rate debt. Based on our interest rate exposure at June 28, 2003, a 1% increase in interest rates would result in an estimated $4.5 million of additional interest expense on an annualized basis.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made to known to them, particularly during the period in which this report was being prepared.

(b)
Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PLAYTEX PRODUCTS, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The following should be read in conjunction with Part 1, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 28, 2002.

        As of the end of June 2003, there were approximately 6 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 15, 2003, the following actions were taken:

        Eleven Nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2004 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld
Robert B. Haas	53,924,207	1,161,375
Michael R. Gallagher	46,562,315	8,523,267
Glenn A. Forbes	46,565,515	8,520,067
Richard C. Blum	45,619,299	9,466,283
Michael R. Eisenson	53,410,570	1,675,012
R. Jeffrey Harris	53,393,813	1,691,769
C. Ann Merrifield	53,912,682	1,172,900
Susan R. Nowakowski	53,907,425	1,178,157
John C. Walker	53,905,555	1,180,027
Wyche H. Walton	53,905,455	1,180,127
Douglas D. Wheat	53,406,218	1,679,364

        The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2003.

Votes For	Votes Against	Votes Withheld
54,541,989	536,758	6,835

        An amendment to our Stock Option Plan was approved.

Votes For	Votes Against	Votes Withheld
45,067,821	4,465,151	5,552,610

PLAYTEX PRODUCTS, INC.
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits:

10.1
Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees.

31.1
Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.
Reports on Form 8-K:

  On April 29, 2003, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 7 and 9 of that Form. Pursuant to Item 7 and 9, we provided information on earnings results for the first quarter of 2003.

  On June 27, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form. Pursuant to Item 5, we provided information related to our second amendment to our Credit Agreement.

PLAYTEX PRODUCTS, INC.
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
Date:	August 11, 2003	By:	/S/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)
Date:	August 11, 2003	By:	/S/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PLAYTEX PRODUCTS, INC. INDEX
PLAYTEX PRODUCTS, INC. CONSOLIDATED BALANCE SHEET (In thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
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
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
PLAYTEX PRODUCTS, INC. PART I - FINANCIAL INFORMATION QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PLAYTEX PRODUCTS, INC. PART II - OTHER INFORMATION
PLAYTEX PRODUCTS, INC. PART II - OTHER INFORMATION
PLAYTEX PRODUCTS, INC. SIGNATURES