Form 10-Q
period 2003-09-27
PLAYTEX PRODUCTS INC
filed 2003-11-10
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 27, 2003

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

Yes ☒    No ☐

        At November 7, 2003 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

INDEX

		PAGE
	PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 29
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30
Item 4.	Controls and Procedures	30
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 6.	Exhibits and Reports on Form 8-K:
	(a) Exhibits	31
	(b) Reports on Form 8-K	31
	Signatures	32

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 27, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$41,391	$31,605
Receivables, less allowance for doubtful accounts	33,569	27,735
Retained interest in receivables	54,108	59,774
Inventories	67,386	85,160
Due from related party	80,017	80,017
Deferred income taxes	6,906	8,130
Income taxes receivable	3,715	—
Other current assets	6,484	7,782

Total current assets	293,576	300,203
Net property, plant and equipment	124,102	121,199
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	138,497	139,174
Deferred financing costs	13,673	13,592
Other noncurrent assets	8,887	9,712

Total assets	$1,073,042	$1,078,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,253	$47,088
Accrued expenses	61,845	54,217
Due to related party	78,386	78,386
Income taxes payable	8,023	1,086
Current maturities of long-term debt	2,250	4,500

Total current liabilities	184,757	185,277
Long-term debt	791,000	823,250
Other noncurrent liabilities	15,707	14,526
Deferred income taxes	54,062	49,601

Total liabilities	1,045,526	1,072,654

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 61,215,856 shares at September 27, 2003 and December 28, 2002	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (deficit)	(497,580)	(516,771)
Accumulated other comprehensive earnings (loss)	(1,749)	(4,541)

Total stockholders' equity	27,516	5,533

Total liabilities and stockholders' equity	$1,073,042	$1,078,187

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	September 27, 2003	September 28, 2002
Net sales	$150,051	$161,567
Cost of sales	72,047	76,072

Gross profit	78,004	85,495
Operating expenses:
Selling, general and administrative	58,161	56,494
Amortization of intangibles	226	241

Total operating expenses	58,387	56,735
Operating earnings	19,617	28,760
Interest expense, net of interest income, including related party interest expense of $3,037 for both periods presented, net of related party interest income of $3,001 for both periods presented	14,226	14,186
Other expense	448	536

Earnings before income taxes	4,943	14,038
Income taxes	1,809	5,152

Net earnings	$3,134	$8,886

Earnings per share:
Basic	$0.05	$0.15

Diluted	$0.05	$0.14

Weighted average shares outstanding:
Basic	61,216	61,211

Diluted	61,216	61,496

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, in thousands, except per share data)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Net sales	$511,013	$559,870
Cost of sales	243,016	249,494

Gross profit	267,997	310,376
Operating expenses:
Selling, general and administrative	194,633	185,377
Restructuring and asset impairment	—	7,599
Amortization of intangibles	677	692

Total operating expenses	195,310	193,668
Operating earnings	72,687	116,708
Interest expense, net of interest income, including related party interest expense of $9,112 for both periods presented, net of related party interest income of $9,002 for both periods presented	41,060	45,540
Expenses related to retirement of debt	—	5,882
Other expenses	1,473	2,107

Earnings before income taxes and change in accounting principle	30,154	63,179
Income taxes	10,963	9,015

Earnings before change in accounting principle	19,191	54,164
Cumulative effect of change in accounting principle, net of $7,141 tax benefit	—	(12,423)

Net earnings	$19,191	$41,741

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.31	$0.88
Cumulative effect of change in accounting principle	—	(0.20)

Earnings per share—Basic	$0.31	$0.68

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.31	$0.86
Cumulative effect of change in accounting principle	—	(0.19)

Earnings per share—Diluted	$0.31	$0.67

Weighted average shares outstanding:
Basic	61,216	61,126

Diluted	61,230	64,173

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

(Unaudited, in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance, December 28, 2002	61,216	$612	$526,233	$(516,771)	$(4,541)	$5,533
Net earnings	—	—	—	19,191	—	19,191
Foreign currency translation adjustment	—	—	—	—	2,792	2,792

Comprehensive earnings						21,983

Balance, September 27, 2003	61,216	$612	$526,233	$(497,580)	$(1,749)	$27,516

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operations:
Net earnings	$19,191	$41,741
Adjustments to reconcile net earnings to net cash flows from operations:
Cumulative effect of change in accounting principle, net of tax benefit	—	12,423
Asset impairment charge	—	4,222
Expenses related to retirement of debt	—	5,882
Depreciation	10,566	10,521
Amortization of deferred financing costs	1,543	1,617
Amortization of intangibles	677	692
Deferred income taxes	5,745	(4,402)
Other, net	5,209	1,727
Net decrease (increase) in working capital accounts	16,750	(15,881)

Net cash flows from operations	59,681	58,542

Cash flows used for investing activities:
Purchases of property, plant and equipment	(13,771)	(10,581)
Intangible assets acquired, net	—	(515)

Net cash flows used for investing activities	(13,771)	(11,096)
Cash flows (used for) provided by financing activities:
Net borrowings under credit facilities	—	(17,000)
Long-term debt borrowings	—	450,000
Long-term debt repayments	(4,500)	(474,050)
Repayment of convertible notes	(30,000)	—
Payment of financing costs	(1,624)	(3,522)
Issuance of shares of common stock	—	1,603

Net cash flows used for financing activities	(36,124)	(42,969)
Increase in cash	9,786	4,477
Cash at beginning of period	31,605	34,006

Cash at end of period	$41,391	$38,483

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$31,481	$34,296
Income taxes, net of refunds	$1,997	$5,997

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

PART I—FINANCIAL INFORMATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidated Financial Statements

        The interim consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited. In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results that you may expect for the full year.

        We presume you have access to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2002. As a result, we have not included footnote disclosures that would substantially duplicate the disclosures contained in the Form 10-K. We file our annual, quarterly, current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 and the Securities Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains an internet website that contains our filed reports at www.sec.gov. In addition, we make our filings with the SEC available at the Investor Relations section of our website www.playtexproductsinc.com. You can call our Investor Relations Department at (203) 341-4017 or via email at invrel@playtex.com to request a copy of any of our reports filed with the SEC.

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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings:
As reported	$3,134	$8,886	$19,191	$41,741
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards	(586)	(944)	(2,150)	(1,487)

Pro forma—Basic	$2,548	$7,942	$17,041	$40,254
Add: Interest on Convertible Notes, net of tax	—	—	—	1,419

Pro forma—Diluted	$2,548	$7,942	$17,041	$41,673

Earnings per share:
As reported
Basic	$0.05	$0.15	$0.31	$0.68
Diluted	$0.05	$0.14	$0.31	$0.67
Pro forma
Basic	$0.04	$0.13	$0.28	$0.66
Diluted	$0.04	$0.13	$0.28	$0.65
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,211	61,216	61,126
Diluted	61,216	61,496	61,230	64,173

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

3.     Impact of Adopting New Accounting Pronouncements

        Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 30, 2001 and determined that none of our goodwill was impaired. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principle, of $19.6 million ($12.4 million net of tax benefits) for the nine months ended September 28, 2002. This charge reduced the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We are required to test our goodwill and trademarks for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed the required annual goodwill and intangibles impairment testing during the second quarter of 2003 and no reduction in goodwill or trademark balances were required.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We adopted this statement effective December 29, 2002, the first day of fiscal 2003. This statement updates, clarifies and simplifies existing accounting pronouncements and requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for such classification has been reclassified to conform to the provisions of SFAS No. 145. We recorded a pre-tax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to the retirement of our Term A Loan and Term B Loan (see Note 8 in our unaudited consolidated financial statements). In accordance with SFAS No. 145, we have reclassified the $5.9 million pre-tax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        Effective June 29, 2003, we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard had no impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. This interpretation has no impact on our consolidated financial statements.

4.     Restructuring and Impairment Costs

        In the first quarter of 2002, we recorded a pre-tax restructuring and asset impairment charge of $7.6 million as a result of our decision to close our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was approximately $4.2 million and severance and other exit costs related to the termination of employees were estimated at $3.4 million. As of September 27, 2003, we spent $3.2 million related to severance and other exit costs since we announced our intent to close the facility in the first quarter of 2002. The Watervliet facility manufactured component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement.

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

6.     Accumulated Other Comprehensive Earnings (Loss)

        The accumulated balances for each classification of other comprehensive earnings (loss) are as follows (unaudited, in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance, December 28, 2002	$(3,778)	$(763)	$(4,541)
Change in period	2,792	—	2,792

Balance, September 27, 2003	$(986)	$(763)	$(1,749)

7.     Balance Sheet Components

        The components of certain balance sheet accounts are as follows (in thousands):

	September 27, 2003	December 28, 2002
	(Unaudited)
Cash	$30,693	$23,105
Cash—lock box(a)	10,698	8,500

Net	$41,391	$31,605

Receivables	$34,240	$28,707
Less allowance for doubtful accounts	(671)	(972)

Net	$33,569	$27,735

Inventories:
Raw materials	$14,232	$18,780
Work in process	1,348	2,125
Finished goods	51,806	64,255

Total	$67,386	$85,160

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	41,202	39,694
Machinery and equipment	193,406	183,200

	236,984	225,270
Less accumulated depreciation	(112,882)	(104,071)

Net	$124,102	$121,199

Accrued expenses:
Advertising and sales promotion	$12,393	$16,665
Employee compensation and benefits	7,409	15,769
Interest	15,900	7,864
Insurance	1,721	1,501
Other	24,422	12,418

Total	$61,845	$54,217

(a)
Cash held in lock box pending weekly settlement procedure for Receivables Facility (see Note 9 in our unaudited consolidated financial statements.)

8.     Long-Term Debt

        Long-term debt consists of the following (in thousands):

	September 27, 2003	December 28, 2002
	(Unaudited)
Variable rate indebtedness:
Term C Loan	$443,250	$447,750
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	—	30,000

	793,250	827,750
Less current maturities	(2,250)	(4,500)

Total long-term debt	$791,000	$823,250

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

        On June 26, 2003, we amended our Credit Facility. This amendment provided for revised and more stringent financial covenants and increased the interest rate margin on our Term C Loan and Revolving Credit Facility. Under the revised terms, pricing for London Inter-Bank Offer Rate ("LIBOR") based loans was increased and a Senior Debt Leverage Ratio, as defined in the amended credit agreement, was added. Additionally, pricing for LIBOR-based loans increased by 125 basis points to LIBOR plus 350 basis points for the Term C Loan and 100 basis points to LIBOR plus 400 basis points for the Revolving Credit Facility. Based on our current outstanding indebtedness, the revised pricing would increase our interest expense by approximately $5.5 million on an annualized basis. The amendment requires that we affirm that we are in compliance with our Senior Debt Leverage Ratio prior to initiating any borrowing requests. Compliance is based on the most recent quarterly compliance certificate filed with the banks, as adjusted to reflect proposed new Senior Debt balances. Based upon our most recent quarterly compliance certificate, our maximum Senior Debt borrowing may not exceed $465.0 million. At September 27, 2003, our Senior Debt was $443.3 million. Additionally, as a result of the amendment to the senior indebtedness, we paid amendment fees of approximately $1.6 million. These costs were deferred and are being amortized over the remaining term of our Credit Facility.

Fixed Rate Indebtedness

        Our fixed rate indebtedness at September 27, 2003 of $350.0 million consists solely of our 9 3/8% Notes. We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date.

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

        On April 24, 2003, we redeemed $20.0 million principal amount of our 6% Convertible Notes. On September 19, 2003, we redeemed the remaining $10.0 million principal amount of our 6% Convertible Notes.

Variable Rate Indebtedness

        Our variable rate indebtedness of $443.3 million at September 27, 2003 is comprised entirely of our Term C Loan. The rates of interest we pay under the Term C Loan and Revolving Credit Facility vary over time depending on short-term interest rates. We also pay fees on our Revolving Credit Facility commitments, which may vary depending on our credit rating. Loans made under the Revolving Credit Facility mature on May 22, 2007 and our final principal payment on the Term C Loan is due May 31, 2009. Scheduled principal payments on the Term C Loan are made semi-annually and amount to: $4.5 million per year in fiscal years 2004 through 2007, $213.8 million in 2008, and $211.5 million in 2009. We repaid $4.5 million of the Term C Loan during the nine month period ended September 27, 2003.

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At September 27, 2003, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. Based on our interest rate exposure at September 27, 2003, a 1% increase in interest rates would result in an estimated $4.4 million of additional interest expense on an annualized basis.

        The rates of interest we pay on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

  •
  Our weighted average variable interest rate was 4.69% for the three months ended September 27, 2003 compared to 4.11% for the three months ended September 28, 2002.

  •
  At September 27, 2003, our variable interest rate was 4.62% compared to 4.11% at September 28, 2002. This increase was the result of the increase in pricing associated with the amendment, as previously discussed.

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

        At September 27, 2003, our required principal repayments (excluding balances outstanding on our Revolving Credit Facility and amounts due to related party) were:

•	$4.5 million in 2004,	•	$4.5 million in 2007,
•	$4.5 million in 2005,	•	$213.8 million in 2008, and
•	$4.5 million in 2006,	•	$561.5 million thereafter.

        In the event that we have excess cash flow, as defined in our Credit Facility, we are, within 90 days of each year-end, required to make mandatory debt repayments on the Term C Loan equal to the amount of the excess cash flow, as defined. At the end of fiscal 2002, we determined that we had excess cash flow as defined in our Credit Facility and we deposited, in March of 2003, $19.1 million into the excess cash flow account. This $19.1 million, along with $0.9 million of additional cash, was used to redeem $20.0 million of our 6% Convertible Notes on April 24, 2003, as allowed under our Credit Agreement.

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

        Commitments under the Receivables Facility have terms of 180 days, which may be renewed at the option of the Conduit prior to termination. In May 2003, the Receivables Facility was extended through November 2003. We have initiated the process to renew this facility prior to the November 2003 termination date.

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

        At September 27, 2003, Playtex A/R LLC had approximately $73.1 million of receivables, of which $19.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2003, we sold in aggregate approximately $463.4 million of accounts receivable to Playtex A/R LLC and we have received from Playtex A/R LLC approximately $466.9 million of cash.

        We sell receivables at a discount, which is included in Other Expenses in the Consolidated Statements of Earnings. This discount, which was $0.4 million for the third quarter of 2003 and $1.4 million for the nine month period ended September 27, 2003, reflects the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees are based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in Other Expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility.

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

        The Receivables Facility may be terminated prior to its term in the event of:

•	nonpayment of fees or	•	bankruptcy events,
	other amounts when due,	•	material judgments,
•	violation of covenants,	•	defaults under the Receivables Facility,
•	failure of any representation or	•	a servicing default, and
	warranty to be true in all material respects when made,	•	a downgrade in the Senior Secured Credit Facility to less than B- by S&P and less than B3 by Moody's.

10.   Business Segments

        We are organized in three divisions:

        Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Infant Care product category includes the following brands:

•	Playtex disposable nurser system,	•	Baby Magic infant toiletries,
	cups and reusable hard bottles,	•	Mr. Bubble children's bubble bath,
•	Wet Ones hand and face towelettes,	•	Baby Magic baby wipes, and
•	Diaper Genie diaper disposal system,	•	Binky pacifiers.

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

        Our Consumer Products Division includes a number of leading and well-recognized brands sold in the United States primarily to mass merchandisers, grocery and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products,	•	Binaca breath spray and drops,
•	Woolite rug and upholstery cleaning products,	•	Tussy deodorant,
•	Playtex Gloves,	•	Dentax oral care products, and
•	Ogilvie at-home permanents,	•	Tek toothbrushes.

        Our International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in	•	export sales,
	the United States including:	•	results from our Canadian and
	warehouse clubs, military, convenience		Australian subsidiaries,
	stores, specialty stores, and	•	sales in Puerto Rico, and
	telemarketing,	•	sales of private label tampons.

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

        The results of our divisions for the three and nine months ended September 27, 2003 and September 28, 2002 are as follows (dollars in thousands):

	Three Months Ended
	September 27, 2003		September 28, 2002
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$98,495	$42,400	$106,148	$49,436
Consumer Products	18,981	3,326	20,639	3,038
International/Corporate Sales	32,575	14,359	34,780	16,537
Unallocated Charges	—	(166)	—	(207)

Total Consolidated	$150,051	59,919	$161,567	68,804

Reconciliation to operating earnings:
Selling, distribution, research and administrative		40,076		39,803
Amortization of intangibles		226		241

Operating earnings		$19,617		$28,760

	Nine Months Ended
	September 27, 2003		September 28, 2002
	Net Sales	Product Contrib.	Net Sales	Product Contrib.
Personal Products	$284,033	$112,056	$324,652	$156,758
Consumer Products	130,795	40,242	129,778	38,698
International/Corporate Sales	96,185	42,103	105,440	49,256
Unallocated Charges	—	(366)	—	(457)

Total Consolidated	$511,013	194,035	$559,870	244,255

Reconciliation to operating earnings:
Selling, distribution, research and administrative		120,671		119,256
Restructuring and asset impairment		—		7,599
Amortization of intangibles		677		692

Operating earnings		$72,687		$116,708

11.   Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the three and nine months ended September 27, 2003 and September 28, 2002 (unaudited, in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Numerator:
Earnings before change in accounting principle—as reported	$3,134	$8,886	$19,191	$54,164
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes	—	—	—	1,419

Earnings before change in accounting principle adjusted for assumed dilutive conversions	3,134	8,886	19,191	55,583
Cumulative effect of change in accounting principle	—	—	—	(12,423)

Net earnings—as adjusted	$3,134	$8,886	$19,191	$43,160

Denominator:
Weighted average shares outstanding—Basic	61,216	61,211	61,216	61,126
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	—	285	14	436
Adjustment for dilutive effect of Convertible Notes	—	—	—	2,611

Weighted average shares outstanding—Diluted	61,216	61,496	61,230	64,173

Earnings per share—Basic:
Earnings before change in accounting principle	$0.05	$0.15	$0.31	$0.88
Cumulative effect of change in accounting principle	—	—	—	(0.20)

Earnings per share	$0.05	$0.15	$0.31	$0.68

Earnings per share—Diluted:
Earnings before change in accounting principle	$0.05	$0.14	$0.31	$0.86
Cumulative effect of change in accounting principle	—	—	—	(0.19)

Earnings per share	$0.05	$0.14	$0.31	$0.67

        Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all potentially dilutive securities. Dilutive securities include stock options granted to our employees and shares that may be exchanged for the 6% Convertible Notes, if determined to be dilutive. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on earnings before cumulative effect of change in accounting principle (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

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
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

  •
  the unaudited consolidated financial statements and notes included in this report and
  •
  the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2002.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as "anticipates," "intends," "plans," "believes," "estimates," "expects," and similar expressions we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties, and assumptions that we make, including, among other things, the Risk Factors that are listed in Item 1. of our Annual Report on Form 10-K for the year ended December 28, 2002, and:

•	price and product changes,	•	impact of weather conditions, especially
•	promotional activity by competitors,		on Sun Care product sales,
•	the loss or bankruptcy of a significant customer,	•	our level of debt and related covenant restrictions,
•	capacity limitations,	•	interest rate fluctuations,
•	the difficulties of integrating acquisitions,	•	future cash flows,
•	raw material and manufacturing costs,	•	dependence on key employees, and
•	adverse publicity and product liability claims,	•	highly competitive nature of consumer products business.

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

Trademarks

        We have proprietary rights to a number of trademarks important to our business, such as: Active Sport, Baby Magic, Banana Boat, Beyond, Binaca, Blasters, Big Sipster, Cool Colorz, CoolStraw, Diaper Genie, Dentax, Drop-Ins, Fast Blast, Gentle Glide, Get On The Boat, Gripster, HandSaver, Heat Therapy, Heavy Traffic, Insulator, LipPops, Most Like Mother, Mr. Bubble, Natural Action, NaturalShape, Ogilvie, Oxy Deep, Power Shot, Precisely Right, QuickStraw, Quik Blok, Safe'N Sure, Silk Glide, SipEase, Sparklin' Sipster, Slimfits, Sooth-A-Caine, Suntanicals, Tub Mate, Tek, Tussy, VentAire, VitaSkin, and Wet Ones. We also own a royalty free license in perpetuity to the Playtex and Living trademarks, and to the Woolite trademark for rug and upholstery cleaning products in the United States and Canada.

Items Affecting Comparability

        Our results for the third quarter of 2003 are for the 13-week period ended September 27, 2003 and our results for the third quarter of 2002 are for the 13-week period ended September 28, 2002. All references to market share and market share data are for comparable 13-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. This market share data does not include scanner/consumption data from certain retailers including Wal-Mart Stores, Inc., as they do not provide this information to third parties.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement updated, clarified and simplified existing accounting pronouncements and became effective for us starting in fiscal 2003. In most instances, SFAS No. 145 required gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification was reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified the May 2002 $5.9 million pre-tax extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        We also adopted, on December 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that were determined to have indefinite lives. In connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million as a cumulative effect of change in accounting principle in the first quarter of 2002 (see Note 3 in our unaudited consolidated financial statements).

        On March 7, 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc., during fiscal 1999. We anticipate utilizing $40.0 million of the capital loss to offset a capital gain, in fiscal 2003, related to the retirement of our related party notes, which come due on December 15, 2003. Accordingly, we recorded a tax benefit of $14.3 million in the first quarter of 2002 (see Note 5 in our unaudited consolidated financial statements).

Results of Operations

Three Months Ended September 27, 2003 Compared To
    Three Months Ended September 28, 2002

Consolidated Net Sales—Our consolidated net sales decreased $11.5 million, or 7%, to $150.1 million in the third quarter of 2003.

  Personal Products Division—Net sales decreased $7.7 million, or 7%, to $98.5 million in the third quarter of 2003.

            Net sales of Infant Care products decreased $0.7 million, or 1%, to $53.2 million in the third quarter of 2003. This decrease was due primarily to lower net sales for our non-core baby wipes business. Overall market shares for the third quarter versus year ago were stable to slightly improved in Infant Feeding, Diaper Genie, Wet Ones and Mr. Bubble. Market share for Baby Magic Toiletries lagged the year ago quarter due to promotional activity in a highly competitive category. We believe our core Infant Care categories are highly competitive and we will continue to defend our market share positions. We have a number of new product offerings scheduled to launch in the next several months. We are expanding our hard bottle offering with VentAire NaturalShape, an expansion of our category leading reusable bottle developed for consumers who switch between breast-feeding and bottle-feeding. This bottle includes a patented nipple that, we believe, aids in this transition. We are also introducing a one-step breast-feeding storage kit, which allows consumers to go from breast pump to storage to feeding using our Drop-In sac technology. Other new products include the Sparklin' Sipster spill-proof cup, a revamped look for our base spill-proof cup line and the addition of a Baby Magic Calming Milk shampoo to our Baby Toiletries line.

            Net sales of Feminine Care products decreased $7.0 million, or 13%, to $45.3 million in the third quarter of 2003. Our dollar market share in Tampons decreased 3.6 percentage points in the third quarter of 2003, to 26.7%, from 30.3% in the third quarter of 2002. Our retail consumption of Tampons declined 10.8% while the category grew 1.3%. The decrease in net sales was due, in part, to a more heavily promoted time period during the third quarter of 2002. At this time last year, we were aggressively promoting as a defensive strategy against a competitive product launch aimed directly at our plastic applicator tampon. Shipment trends in our plastic applicator tampon continue to improve as the impact of the competitive launch stabilizes. Plastic tampon shipments lagged consumption during the first half of the year due to inventory build resulting from heavy promotional activity. While this trend continued during the third quarter, the gap between shipments and consumption has narrowed. Tampon market share has also stabilized, since the launch of the competitive product, at approximately 27%. The quarterly net sales comparison was also impacted by heavier shipments of Heat Therapy in the third quarter of 2002 to support its initial launch. In the third quarter of 2003, we announced the launch of a new flushable tampon, Playtex Beyond. Playtex Beyond is scheduled for shipment in January 2004. This tampon will be targeted to women that want the convenience and flushability of a cardboard product with the comfort of a plastic tampon. The flushable segment remains a significant portion of the tampon market. We believe this new product will provide us with an opportunity to capture a greater share of the flushable market.

  Consumer Products Division—Net sales decreased $1.7 million, or 8%, to $19.0 million in the third quarter of 2003.

            Net sales of Sun Care products increased $0.3 million in the third quarter of 2003. The sun care business is highly seasonal and the third quarter is typically the lowest quarterly period for net sales. For the third quarter, our dollar market share of the Sun Care category decreased 0.9 percentage points to 22.1%, from 23.0% in the third quarter of 2002. We believe we are well positioned for the upcoming Sun Care season with an array of new products, including Surf, a long lasting, waterproof sunscreen, a new SPF 50 product for children, the highest offered in this segment, and expanded offerings in our Suntanicals line.

            Net sales of Household Products/Personal Grooming decreased $2.0 million, or 9%, to $19.2 million in the third quarter of 2003. This decrease is primarily the result of lower shipments of Ogilvie and Woolite, despite market share growth in both products. Our dollar market share for both Ogilvie and Woolite increased 2.1 percentage points to 75.1% and 26.5%, respectively, for the third quarter of 2003. The net sales decrease in Ogilvie was due to a continuation of the decline in the at-home permanent category. The net sales decrease in Woolite was due to a strong comparative quarter in the prior year as a result of the timing of new product introductions. In Gloves, our dollar market share decreased to 27.4% in the third quarter of 2003 versus 28.9% for the same period in 2002. This decline was due to a continuation of competitive activity in the category and higher growth in the disposable glove segment. Our market share is stronger in the reusable glove segment.

  International/Corporate Sales Division—Net sales decreased $2.2 million, or 6%, to $32.6 million in the third quarter of 2003. The decrease was due primarily to lower Tampon net sales particularly to the specialty classes of trade, partially offset by increases in Infant Care and Sun Care net sales.

Consolidated Gross Profit—Our consolidated gross profit decreased $7.5 million, or 9%, to $78.0 million in the third quarter of 2003. As a percent of net sales, gross profit decreased 0.9 percentage points, to 52.0% in the third quarter of 2003. The decrease in gross profit and gross profit as a percent of net sales was due to the decrease in net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volume.

Consolidated Product Contribution—Our consolidated product contribution decreased $8.9 million, or 13%, to $59.9 million in the third quarter of 2003. As a percent of net sales, product contribution decreased 2.7 percentage points to 39.9% in the third quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross profit and higher overall advertising and sales promotion expenses.

  Personal Products Division—Product contribution decreased $7.0 million, or 14%, to $42.4 million in the third quarter of 2003. As a percent of net sales, product contribution decreased 3.5 percentage points to 43.0% in the third quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales and the mix of products sold, the impact of fixed manufacturing costs on lower production volumes and higher advertising and sales promotion expenses.

  Consumer Products Division—Product contribution increased $0.3 million, or 10%, to $3.3 million in the third quarter of 2003. As a percent of net sales, product contribution increased 2.8 percentage points to 17.5% in the third quarter of 2003. The increase in product contribution and product contribution as a percent of net sales was due primarily to lower advertising and sales promotion expenses.

  International/Corporate Sales Division—Product contribution decreased $2.2 million, or 13%, to $14.4 million in the third quarter of 2003. As a percent of net sales, product contribution decreased 3.5 percentage points to 44.1% in the third quarter of 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales and lower gross profit.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $9.1 million, or 32%, to $19.6 million in the third quarter of 2003. The decrease in operating earnings was the result of our lower net sales, gross profit and product contribution, and increased advertising and sales promotion expenses as a percent of net sales.

Consolidated Interest Expense—Our consolidated interest expense was essentially flat at $14.2 million in the third quarter of 2003 and 2002. Interest expense was impacted by:

  •
  Lower average debt balances. Our average debt for the third quarter of 2003 was less than the comparable period by $46.9 million, or 6%, as a result of continued strategy to reduce our outstanding indebtedness. Our debt reduction since the beginning of fiscal 2002 is a follows:
  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002, an additional $20.0 million of principal on April 24, 2003, and the remaining $10.0 million of principal on September 19, 2003;

    •
    we made three $2.25 million payments on our Term C Loan; one in September of 2002, another in May 2003, and another in August 2003;
    •
    we used our Revolving Credit Facility to meet borrowing needs primarily associated with peaks in working capital requirements throughout this period.
  •
  Higher interest rates when compared to the prior year. Our weighted average variable interest rate in the third quarter of 2003 was 4.69% compared to 4.11% in the third quarter of 2002. This increase in rates was directly attributable to the June 26, 2003 amendment to our Credit Agreement (see Note 8 in our unaudited consolidated financial statements).

Consolidated Other Expenses—Our consolidated other expenses decreased $0.1 million to $0.4 million in the third quarter of 2003. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility (see Note 9 in our unaudited consolidated financial statements).

Consolidated Income Taxes—Our consolidated income taxes decreased $3.3 million, or 65%, to $1.8 million in the third quarter of 2003. As a percent of pre-tax earnings, our effective tax rate decreased 0.1 percentage points to 36.6% of earnings before income taxes.

Nine Months Ended September 27, 2003 Compared To
    Nine Months Ended September 28, 2002

Consolidated Net Sales—Our consolidated net sales decreased $48.9 million, or approximately 9%, to $511.0 million for the nine months ended September 27, 2003.

  Personal Products Division—Net sales decreased $40.6 million, or 13%, to $284.0 million for the nine months ended September 27, 2003.

            Net sales of Infant Care products decreased $10.9 million, or 6%, to $161.9 million for the nine months ended September 27, 2003. This decrease was driven by lower net sales in our non-core baby wipes business, slower than expected category growth due, we believe, to economic conditions and continued competitive and promotional activities most notably in Cups, Diaper Genie and Baby Magic Toiletries. Overall, market share across our core Infant Care categories for the nine month period ended September 27, 2003 has been relatively stable. We remain the number one and number two branded products, based on dollar market share, in Infant Feeding and Baby Toiletries, respectively. We continue to focus on the introduction of new products to drive category growth and meet consumer needs. We believe product innovation and modernization is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring better value to consumers. See the discussion of new product introductions in the three month comparative section.

            Net sales of Feminine Care products decreased $29.7 million, or 20%, to $122.1 million for the nine months ended September 27, 2003. Our dollar market share in Tampons decreased 3.5 percentage points for the nine months ended September 27, 2003, to 26.9%, from 30.4% in the comparable period of 2002. This decline in our net sales and our dollar market share reflects the impact of extensive competitive spending in the tampon category behind the launch of a new entry in the plastic applicator segment. While our tampon consumption lagged year ago due to this competitive entry, shipments were further impacted this year as a result of our defensive promotional activities in 2002, which resulted in higher retailer inventories. We believe our tampon franchise held up well under the competitive launch environment as our market share has generally stabilized over time and quarter to quarter shipments have improved throughout 2003. We introduced improved products, which reached retail shelves in March 2003. The improvements to our tampon products include: a new deodorant fragrance and an improved soft pearlized plastic applicator, which we expect will enable us to gradually gain back share in the plastic applicator segment. In the third quarter of 2003, we announced the launch of a new flushable tampon, Playtex Beyond. This product is scheduled for shipment in January 2004. See our discussion of this new offering in the three month comparative section. We continue to focus on our core growth strategy—converting pad users to tampons and targeting young teens as they enter the feminine care market.

  Consumer Products Division—Net sales increased $1.0 million, or 1%, to $130.8 million for the nine months ended September 27, 2003.

            Net sales of Sun Care products increased $3.6 million, or 5%, to $76.7 million for the nine months ended September 27, 2003. It should be noted that the comparable period in 2002 included a reduction in net sales of $3.3 million to adjust for higher than expected 2001 season returns. Excluding this adjustment, net sales for the nine months ended September 27, 2003 were essentially flat versus the prior year despite a shift in early season Sun Care shipments from the fourth quarter of 2002 to the first quarter of 2003, impacting the nine month comparison as retailers choose to build Sun Care inventory later than in previous seasons. Our dollar market share for the nine months ended September 27, 2003 was 21.9%, down 0.2 percentage points versus the comparable 2002 period. The category has been negatively impacted by unfavorable weather patterns. As a result, we monitored customer shipments throughout the season as part of our initiative to reduce the impact of seasonal returns.

            Net sales of Household Products/Personal Grooming declined $2.6 million, or 5%, to $54.1 million for the nine months ended September 27, 2003. This decrease is the result of lower shipments in Ogilvie and Binaca, despite market share gains in each product, as the at-home permanent and breath freshener categories continue to decline. Net sales for our Woolite rug and upholstery products increased over the comparable prior year due to the success of our Woolite Oxy Deep, which was launched in 2002. Our dollar market share for Woolite increased by 5.3 percentage points to 28.5% for the nine months ended September 27, 2003. In Gloves, our dollar market share decreased to 28.0% for the nine months ended September 27, 2003 versus 29.6% for the same period in 2002. This decline was due to a continuation of competitive activities and higher growth in the disposable glove segment of the category. While we offer a disposable glove product, we have a greater market share of the reusable glove segment.

  International/Corporate Sales Division—Net sales decreased $9.3 million, or 9%, to $96.2 million for the nine months ended September 27, 2003. A significant portion of this decrease was due to lower Tampon and Sun Care net sales to the specialty classes of trade.

Consolidated Gross Profit—Our consolidated gross profit decreased $42.4 million, or 14%, to $268.0 million for the nine months ended September 27, 2003. As a percent of net sales, gross profit decreased 3.0 percentage points, to 52.4% for the nine months ended September 27, 2003. The decrease in gross profit and gross profit as a percent of net sales was due to the decrease in net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volumes.

Consolidated Product Contribution—Our consolidated product contribution decreased $50.2 million, or 21%, to $194.0 million for the nine months ended September 27, 2003. As a percent of net sales, product contribution decreased 5.7 percentage points to 38.0% for the nine months ended September 27, 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross profit and higher overall advertising and sales promotion expenses.

  Personal Products Division—Product contribution decreased $44.7 million, or 29%, to $112.1 million for the nine months ended September 27, 2003. As a percent of net sales, product contribution decreased 8.8 percentage points to 39.5% for the nine months ended September 27, 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, the mix of products sold, the impact of fixed manufacturing costs on lower production volumes and higher advertising and sales promotion expenses, primarily to defend our tampon franchise.

  Consumer Products Division—Product contribution increased $1.5 million, or 4%, to $40.2 million for the nine months ended September 27, 2003. As a percent of net sales, product contribution increased 0.9 percentage points to 30.8% for the nine months ended September 27, 2003. The increase in product contribution and product contribution as a percent of net sales was due primarily to lower advertising and sales promotion expenses.

  International/Corporate Sales Division—Product contribution decreased $7.2 million, or 15%, to $42.1 million for the nine months ended September 27, 2003. As a percent of net sales, product contribution decreased 2.9 percentage points to 43.8% for the nine months ended September 27, 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, resulting in lower gross profit, the mix of products sold and increased promotional expenses.

Consolidated Operating Earnings—Our consolidated operating earnings decreased $51.6 million, or 42%, to $72.7 million for the nine months ended September 27, 2003. The decrease in operating earnings was the result of our lower gross profit and product contribution, and increased advertising and sales promotion expenses, as discussed. This is compared with the prior year period operating earnings which included a restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 4 in our unaudited consolidated financial statements).

On October 22, 2003, we announced a plan to reduce our workforce at our Dover, Delaware and Sidney, Ohio manufacturing facilities by approximately 115 employees. The workforce reduction action includes a voluntary earlier retirement program, which will result in an acceleration of certain pension costs and result in other benefit expenses that are expected to be recorded in the fourth quarter of fiscal 2003. While we cannot currently determine the amount of the charge, as a portion of it is dependant on the number of individuals that decide to participate in this early retirement program, we believe the pre-tax charge may be in the $2 to $3 million range. We anticipate that this action, once completed, will result in a pre-tax annual savings of approximately $4 million.

Consolidated Interest Expense—Our consolidated interest expense decreased $4.5 million, or 10%, to $41.1 million for the nine months ended September 27, 2003. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt for the nine month period ended September 27, 2003 was less than the comparable period by $46.0 million, or 5%, as a result of continued strategy to reduce our outstanding indebtedness. Our debt reduction since the beginning of fiscal 2002 is a follows:
  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002, an additional $20.0 million of principal on April 24, 2003, and the remaining $10.0 million of principal on September 19, 2003;
  •
  we paid down $21.8 million of our variable rate indebtedness as part of the May 29, 2002 amendment to our Credit Facility;
  •
  we made three $2.25 million payments on our Term C Loan; one in September of 2002, another in May 2003 and another in August 2003;
  •
  we used our Revolving Credit Facility to meet borrowing needs primarily associated with peaks in working capital requirements throughout this period.
  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate for the nine months ended September 27, 2003 was 4.11% compared to 4.64% for the nine months ended September 28, 2002.

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

Consolidated Other Expenses—Our consolidated other expenses decreased $0.6 million, or 30%, to $1.5 million for the nine months ended September 27, 2003. The amount charged to other expenses represents the discount offered to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility (see Note 9 in our unaudited consolidated financial statements). Since this cost is based, in part, on short term interest rates, it has declined in comparison to the nine months ended September 28, 2002 as interest rates have declined.

Consolidated Income Taxes—Our consolidated income taxes increased $1.9 million, or 21.6%, to $11.0 million for the nine months ended September 27, 2003. As a percent of pre-tax earnings, our effective tax rate increased 22.1 percentage points to 36.4% of earnings before income taxes. In the first quarter of 2002, we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 5 in our unaudited consolidated financial statements). The new regulations permit us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care, Inc., which we sold during fiscal 1999. Excluding the impact of this tax benefit in the first quarter of 2002, our effective tax rate for the nine months ended September 28, 2002 was 36.9%.

Liquidity and Capital Resources

        On June 26, 2003, we amended our Credit Facility. This amendment provided for revised and more stringent financial covenants and increased the interest rate margin on our Term C Loan and Revolving Credit Facility. Under the revised terms, pricing for London Inter-Bank Offer Rate ("LIBOR") based loans was increased and a Senior Debt Leverage Ratio, as defined in the amended credit agreement, was added. Additionally, pricing for LIBOR-based loans increased by 125 basis points to LIBOR plus 350 basis points for the Term C Loan and 100 basis points to LIBOR plus 400 basis points for the Revolving Credit Facility. Based on our current outstanding indebtedness, the revised pricing would increase our interest expense by approximately $5.5 million on an annualized basis. The amendment requires that we affirm that we are in compliance with our Senior Debt Leverage Ratio prior to initiating any borrowing requests. Compliance is based on the most recent quarterly compliance certificate filed with the banks as adjusted to reflect proposed new senior debt balances. Based upon our most recent quarterly compliance certificate, our maximum Senior Debt borrowing may not exceed $465.0 million. At September 27, 2003, our Senior Debt was $443.3 million. Additionally, as a result of the June 26, 2003 amendment to the senior indebtedness, we paid amendment fees of approximately $1.6 million. These costs were deferred and are being amortized over the remaining term of our Credit Facility.

        On November 13, 2002, we announced our intent to undertake a process to evaluate certain strategic alternatives, including, but not limited to, business combinations, selling the entire company, divesting one or more lines of business, and acquiring strategic lines of business. We cannot assure you that this process will result in a transaction. Also, certain scenarios may require us to seek additional debt or equity financing, in certain situations, in connection with some of the strategic alternatives available to us. As we cannot assure you that such financing will be available to us, our ability to execute certain strategic alternatives may be restricted.

        At September 27, 2003, long-term debt (including current portion but excluding obligations due to related party) was $793.3 compared to $827.8 million at December 28, 2002. We redeemed $20.0 million of the 6% Convertible Notes on April 24, 2003 and the remaining $10.0 million was redeemed on September 19, 2003. We made a scheduled principal payment of $2.25 million on our Term C Loan in May of 2003 and another payment of $2.25 million in August of 2003.

        As of September 27, 2003, our remaining scheduled principal repayment obligations (excluding amounts due to related party) were:

•	$4.5 million in 2004,	•	$4.5 million in 2007,
•	$4.5 million in 2005,	•	$213.8 million in 2008, and
•	$4.5 million in 2006,	•	$561.5 million thereafter.

        At September 27, 2003, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under the Receivables Facility was $19.0 million.

        The terms of the Credit Facility require us to meet certain financial tests and also include conditions or restrictions on:

•	indebtedness and liens,	•	certain dividends and other distributions,
•	major acquisitions or mergers,	•	the application of excess cash flow, and
•	capital expenditures and asset sales,	•	prepayment and modification of all indebtedness or equity capitalization.

        At September 27, 2003, our working capital (current assets net of current liabilities) decreased $6.1 million to $108.8 million compared to $114.9 million at December 28, 2002.

  •
  Total current assets decreased $6.6 million at September 27, 2003 compared to December 28, 2002. The decrease was primarily the result of lower inventories. Inventories decreased $17.8 million, to $67.4 million, at September 27, 2003. The decline in inventories was primarily due to the seasonal nature of our Sun Care business. Cash balances increased $9.8 million, to $41.4 million, at September 27, 2003 and all other current assets increased by $1.4 million at September 27, 2003 compared to December 28, 2002.

  •
  Total current liabilities decreased $0.5 million at September 27, 2003 compared to December 28, 2002. Accounts payable declined $12.8 million primarily due to the payment for our Sun Care inventory build. Our accounts payable levels tend to be higher at the end of the fourth quarter due to expanded production for the Sun Care season. Accrued expenses increased $7.6 million at September 27, 2003 compared to December 28, 2002 due, in part, to the timing of Sun Care seasonal returns. Income taxes payable increased $6.9 million and current debt obligations pertaining to the Term C Loan decreased $2.2 million compared to December 28, 2002.

        Our net cash flows from operations increased $1.1 million, to $59.7 million for the first nine months of 2003 compared to the first nine months of 2002. The increase in net cash flows from operations was primarily due to lower working capital levels offset in part by lower net earnings.

        Capital expenditures for equipment and facility improvements were $13.8 million for the first nine months of 2003. These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2003 are expected to be in the $18.0 million range.

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

Off-Balance Sheet Arrangements and Other Commitments

        On occasion, we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties. At September 27, 2003, we had two types of off-balance sheet arrangements.

        On May 22, 2001, we entered into the Receivables Facility through a wholly owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC (see Note 9 in our unaudited consolidated financial statements). In May 2003, the Receivable Facility was extended until November 2003. Through the Receivables Facility, we sell on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generate. Playtex A/R LLC sells to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. We believe the Receivables Facility is beneficial to us as: (1) we convert trade receivables to cash faster, and (2) although we sell our invoices to Playtex A/R LLC at a discount and pay fees to the Conduit, these expenses are lower than our borrowing costs under the Credit Facility. We sold $19.0 million of undivided fractional interest in our receivables at September 27, 2003, and $39.0 million of undivided fractional interest in our receivables at December 28, 2002, to the Conduit.

        We also enter into operating leases with unaffiliated third parties. These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. At September 27, 2003 and December 28, 2002, we had in aggregate approximately $27.7 million and $32.0 million of committed expenses, respectively, associated with operating leases that are not reflected on our Consolidated Balance Sheets as a liability, in accordance with generally accepted accounting principles. We believe operating leases are beneficial as they allow us to better match cash flows associated with the asset and the benefits derived from it. Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

        The level of reserves for Sun Care product returns, bad debts and advertising and promotional costs are three areas of which you should be aware.

  •
  In accordance with industry practice, we allow our customers to return unsold Sun Care products at the end of the sun care season. We record sales at the time the products are shipped and title transfers. Simultaneously, we reduce sales and cost of sales, and reserve amounts on our balance sheet for anticipated returns based upon an estimated return level, in accordance with generally accepted accounting principles. In conjunction with our initiative to reduce Sun Care returns, we have enhanced our approach in 2003 to estimate potential returns based on the seasonal shipment pattern, expected consumption rates, and customer inventory levels. In the third quarter of 2003, this approach resulted in a provision that was approximately $3.3 million higher than it would have been by applying an annual returns estimate to each quarter as was done historically. The level of returns may fluctuate from our estimates due to several factors, including weather conditions, customer inventory levels, and competitive conditions. There are, however, a number of uncertainties associated with Sun Care returns, as noted above. Based on our 2003 Sun Care season to date results, each percentage point change in our return rates would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

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

  •
  The nature of our advertising and promotional activities requires the use of estimates to record certain expenses and liabilities. These expenditures are primarily for television, radio and print advertising and production, as well as consumer and trade incentives such as coupons and other price promotional activities. Actual costs associated with the redemption of coupons and other price promotional activities are not always known as of the balance sheet date and are estimated based on historical statistics and experience.

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements and became effective for us starting in fiscal 2003. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt, previously classified as an extraordinary item in prior periods presented, that does not meet the criteria of APB No. 30 for such classification, will be reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified the May 2002 $5.9 million pre-tax extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results (see Note 2 in our unaudited consolidated financial statements). The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement beginning in the first quarter 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will likely require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

        Effective June 29, 2003, we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard has no impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. This interpretation has no impact on our consolidated financial statements.

PLAYTEX PRODUCTS, INC.

PART 1—FINANCIAL INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure. At September 27, 2003, we were not a party to any financial instruments and our total indebtedness consisted of $350.0 million in fixed rate debt and $443.3 million in variable rate debt. Based on our interest rate exposure at September 27, 2003, a 1% increase in interest rates for our variable rate debt would result in an estimated $4.4 million of additional interest expense on an annualized basis.

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

  (b)
  Changes in internal controls. There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of October 2003, there were 6 pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

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

  32.1
  Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b.
  Reports on Form 8-K:

    On July 24, 2003, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 7, 9, and 12 of that Form. Pursuant to Items 7, 9, and 12, we provided information on earnings results for the second quarter of 2003.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date: November 10, 2003	By:	/s/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2003	By:	/s/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PLAYTEX PRODUCTS, INC. INDEX
PLAYTEX PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS) (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
PLAYTEX PRODUCTS, INC. PART 1—FINANCIAL INFORMATION QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4. Controls and Procedures