Form 10-K
period 2003-12-27
PLAYTEX PRODUCTS INC
filed 2004-03-10
CIK 842699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2003
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

Yes ☒        No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2003 was $191,804,509 (based on the closing sale price of $6.50 on June 27, 2003 as reported by the New York Stock Exchange—Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

        At March 4, 2004, 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:

Document	Part of Form 10-K
Portions of our definitive Proxy Statement (the "Proxy Statement") for our 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 27, 2003 pursuant to Regulation 14A	III

PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
Litigation Reform Act of 1995

        This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	price and product changes,	•	impact of weather conditions, especially
•	new product introductions and		on Sun Care product sales,
	promotional activity by competitors,	•	our level of debt and related restrictions
•	the loss or bankruptcy of a significant		and limitations,
	customer,	•	interest rate fluctuations,
•	capacity limitations,	•	future cash flows,
•	the difficulties of integrating acquisitions,	•	dependence on key employees, and
•	raw material and manufacturing costs,	•	highly competitive nature of consumer
•	adverse publicity and product liability claims,		products business.

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

        In addition, the preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,
  •
  the reported amounts and classification of assets and liabilities, and
  •
  the disclosure of contingent assets and liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies of this Annual Report on Form 10-K).

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

Trademarks

        We own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: BABY MAGIC®, BANANA BOAT®, BEYOND™, BIG SIPSTER®, BINACA®, BINKY®, BLASTERS®, DENTAX®, DIAPER GENIE®, DRINKUP®, DROP-INS®, FAST BLAST®, FIRST SIPSTER®, GENTLE GLIDE®, GET ON THE BOAT®, GRIPSTER®, HANDSAVER®, HEAT THERAPY®, HEAVY TRAFFIC®, INSULATOR®, INSULATOR SPORT®, LIPPOPS®, MADE STRONG TO LAST LONG®, MAKES GETTING CLEAN ALMOST AS MUCH FUN AS GETTING DIRTY®, MOST LIKE MOTHER®, MR. BUBBLE®, NATURAL ACTION®, NATURALATCH™, NATURALSHAPE™, NOBODY BABIES YOUR BABY BETTER®, OGILVIE®, OXY DEEP®, PORTABLES®, POWER SHOT®, PRECISELY RIGHT®, QUICKSTRAW®, QUIK BLOK®, SAFE'N SURE®, SILK GLIDE®, SIPEASE®, SLIMFITS®, SO COMFORTABLE YOU CAN'T EVEN FEEL THEM®, SOFT COMFORT®, SOOTH-A-CAINE®, SPARKLIN' SIPSTER™, SUNTANICALS®, TEK®, TUSSY®, TWISTAWAY®, VENTAIRE®, VITASKIN®, WE GLOVE YOUR HANDS® and WET ONES®.

        In addition, we also own royalty-free licenses in perpetuity to the PLAYTEX® and LIVING™ trademarks in the United States, Canada and many foreign jurisdictions related to certain of our feminine hygiene, baby care and other products, but excluding certain apparel related products. We also have exclusive rights to the WOOLITE® trademark for rug and upholstery cleaning products in the United States and Canada pursuant to a royalty-free perpetual license agreement.

        All references to market share and market share data are for comparable 52 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. This market share data does not include scanner/consumption data from certain retailers, including Wal-Mart Stores, Inc. (Wal-Mart), as they do not provide this information to third parties.

Item 1. Business

A. History

        Our Company was founded in 1932 as The International Latex Company (later International Playtex) as a manufacturer using latex-based technology. We introduced our first latex gloves in 1954 and acquired a tampon manufacturer in the mid-1960's, in addition to introducing our first disposable baby bottles and nipples. As such, we were an early manufacturer and marketer of infant feeding products, tampon and latex glove products and we developed strong leadership positions in each category. In 1988, our women's apparel operations were spun off and are currently owned by Sara Lee Corporation. During the mid/late 1990's, we made a series of strategic acquisitions, which have diversified our product portfolio, including Banana Boat and Woolite in 1995; Wet Ones, Ogilvie, Binaca, Mr. Bubble and others in 1998; as well as Diaper Genie and Baby Magic in 1999. Throughout our history, Playtex has grown through industry leading product innovation and portfolio enhancing acquisitions of leading North American brands.

B. Executive Officers of Registrant

        Listed below are our executive officers and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company. Ages and positions are shown as of March 1, 2004.

Name	Age	Position
Michael R. Gallagher	58	Chief Executive Officer and Director
Glenn A. Forbes	53	Executive Vice President, Chief Financial Officer and Director
Kevin M. Dunn	51	President, Consumer Products Division
John D. Leahy	50	President, International/Corporate Sales Division
Richard G. Powers	58	President, Personal Products Division
James S. Cook	52	Senior Vice President, Operations
Paul A. Siracusa, Ph.D.	47	Senior Vice President, Research and Development
Frank M. Sanchez	53	Vice President, Human Resources
Vincent S. Viviani	51	Vice President, Quality Systems
Paul E. Yestrumskas	52	Vice President, General Counsel and Secretary

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

        Glenn A. Forbes has been Executive Vice President, Chief Financial Officer and a Director since 2000. He has served the Company for the past 32 years in various finance and accounting positions, including Vice President, Finance from 1988 to 2000.

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

        Richard G. Powers has been President, Personal Products Division since 1996. Prior to joining us, Mr. Powers was President of R&C's North American Personal Products Division. From 1992 to 1995, he was Vice President of Sales for R&C, and from 1990 to 1992 he was Vice President of Marketing for R&C's Durkee—French Foods Division. From 1973 to 1990, Mr. Powers held various positions in marketing and general management at General Foods Corp.

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

        Paul E. Yestrumskas has been Vice President, General Counsel and Secretary since 1995. Prior to joining us, Mr. Yestrumskas was Senior Counsel of Rhone—Poulenc, Inc. from 1991 to 1995. Prior to 1991, Mr. Yestrumskas held various positions in legal and government relations at Timex, Hubbell, Inc. and General Motors.

C. General

        We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products, including:

•	Playtex Infant Care products,	•	Banana Boat Sun Care products,
•	Playtex Diaper Genie,	•	Woolite rug and upholstery cleaning products,
•	Wet Ones pre-moistened towelettes,	•	Playtex Gloves,
•	Baby Magic baby toiletries,	•	Ogilvie at-home permanent products, and
•	Playtex Feminine Care products,	•	Binaca breath freshener products.

        In fiscal 2003, approximately 97% of our net sales came from products in which we held the number one or two market share position in the United States. Products in which we held the number one U.S. market share position for fiscal 2003 and their dollar market share in their respective categories were:

•	Diaper Genie diaper pails (93%),	•	Playtex cups and mealtime products (45%),
•	Playtex disposable infant feeding (83%),	•	Binaca liquid breath freshener
•	Ogilvie at-home permanent products (75%),		products (40%),
•	Wet Ones pre-moistened towelettes (68%),	•	Mr. Bubble children's bubble bath (30%), and
		•	Playtex Gloves (28%).

Products in which we held the number two U.S. market share position for fiscal 2003 and their dollar market share in their respective categories were:

•	Woolite rug and upholstery cleaning	•	Banana Boat Sun Care products (21%),
	products (28%),	•	Playtex reusable bottles (21%), and
•	Playtex tampons (27%),	•	Baby Magic baby toiletries (8%).

Net Sales
(In thousands)

		Twelve Months Ended
Product Line	2003 Principal Brand Names	December 27, 2003	December 28, 2002	December 29, 2001
Personal Products Division:
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$213,548	$226,086	$231,194
Feminine Care	Playtex	164,785	196,098	190,637

Total Personal Products Division		378,333	422,184	421,831
Consumer Products Division:
Sun Care	Banana Boat	84,279	83,257	93,007
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	71,398	76,563	78,910

Total Consumer Products Division		155,677	159,820	171,917
International/Corporate Sales Division		123,711	137,083	129,770

Total		$657,721	$719,087	$723,518

D. Business Segments and Product Lines

        We are organized in three divisions, which allows us to focus more effectively on individual product lines, category management initiatives and certain specialty classes of trade. Our two largest divisions, the Personal Products Division and the Consumer Products Division, constituted approximately 81% of our consolidated net sales in fiscal 2003 and fiscal 2002 and 82% in fiscal 2001.

        Personal Products Division—The Personal Products Division accounted for approximately 58% of our consolidated net sales in fiscal 2003 compared to 59% in fiscal 2002 and 58% in fiscal 2001. This Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, supermarkets and drug classes of trade. The Infant Care product category includes:

	Infant Feeding Products		Other Infant Care Products
•	Playtex disposable Nurser System,	•	Diaper Genie diaper disposal system,
•	Playtex cups and mealtime products,	•	Wet Ones pre-moistened towelettes,
•	Playtex reusable hard bottles, and	•	Baby Magic baby toiletries,
•	Playtex pacifiers.	•	Baby Magic baby wipes, and
		•	Mr. Bubble children's bubble bath.

        The Feminine Care product category includes a wide range of plastic and flushable applicator tampons, as well as complementary products, marketed under such brand names as:

	Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,		for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide, and		alleviate discomfort associated
•	Playtex Beyond.		with menstrual pain.

        Infant Care—Infant Care accounted for approximately 56% of Personal Products net sales in fiscal 2003 compared to 54% in fiscal 2002 and 55% in fiscal 2001.

        Our largest Infant Care business is infant feeding products, in which we held a market leading 34% dollar market share in 2003. We are particularly strong in both the disposable feeding and the infant cup categories with 2003 dollar market shares of 83% and 45%, respectively. We are also strong in the diaper pail category with our 93% dollar market share leading Diaper Genie brand. In pre-

moistened towelettes, our Wet Ones brand held a 68% dollar market share of the hand and face segment. Our Mr. Bubble brand held a 30% dollar market share of the bath additives category and became the market share leader in this category during fiscal 2002. Baby Magic held an 8% dollar market share of the infant toiletries category and is strongest in the lotions and bath segments with 15% dollar market share of each of those segments.

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

        Our Drop-Ins, patented, ready-formed disposable liners, made disposable liners much easier for parents to use and since its introduction has driven improved market share. Our disposable feeding systems currently account for 83% of the disposable feeding category.

        In an effort to broaden our product offerings in the reusable bottle segment, we developed VentAire in 1998. The VentAire bottle has a patented air venting system that allows air to escape as the baby sucks on the nipple, much like the benefits of a disposable bottle. In 2004, we will introduce several new products that better align us with the needs of breast feeding mothers. These new products will help augment breast feeding, such as the VentAire NaturalShape nipple, a NaturaLatch nipple and the One Step Breast Milk Storage Kit, which allows the consumer to go from breast pump to storage to feeding using our Drop-Ins disposable liner technology.

        Cups—In 1994, we introduced the spill-proof cup, an innovation that changed the infant cup category. Prior to this introduction, there was no distinct market segment for children's cups. With the launch of the spill-proof line, the category has expanded from $34 million of retail sales to more than $140 million in 2003. We held a market leading 45% dollar market share in 2003. Over the past few years, we have introduced new products to expand our offerings in the cups segment, including the QuickStraw cup, the Big Sipster, a cup targeted at older children, and the Gripster, made to fit small hands. In 2002, we introduced the Insulator cup line, representing the next generation in cup technology. The Insulator cup is designed to maintain the temperature and freshness of liquids for a longer period of time. In 2003, we introduced the Insulator Sport, a new insulated leak-proof cup with a flip top straw lid for growing kids and a new trainer cup for toddlers, The First Sipster. In 2004, we added to our cup offerings with the introduction of the Sparklin' Sipster, a clear cup with a distinctive "sparkling" look.

        Diaper Disposal Systems—Diaper Genie, which we acquired in 1999, leads the diaper disposal market with a 93% dollar market share in 2003. The Diaper Genie business is comprised of two segments:

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

        Baby Toiletries—Baby Magic, which we acquired in 1999, occupies the number two position among the branded products in the U.S. baby toiletries category (defined as lotions, shampoos, powders, bath products, oils and gift packs), with an 8% dollar market share in 2003. Baby Magic is strongest in the lotions and bath segments with 15% dollar market share of each of those segments. The U.S. baby toiletries category has been extremely competitive since our acquisition of the Baby Magic brand in 1999. In the second quarter of 2002, we introduced a new line of Baby Magic Calming Milk products including a foaming bath, bath lotion and massage lotion. We added a shampoo to the Calming Milk line in the fourth quarter of 2003. Our full year 2003 market share was down slightly compared to 2002 and 2001 due to the continued competitive environment.

        Pre-moistened towelettes—Early in 1998 we acquired Wet Ones, the market share leader in the hands and face segment of the market with a 68% dollar market share in 2003. Wet Ones are used by parents and others in applications other than diaper changing, such as cleaning up after meals or traveling away from home. The pre-moistened towelette category experienced rapid growth over the last few years as competitors entered the category and invested heavily in advertising and promotion to generate trial of their product. Our retail consumption increased 7.3% and our dollar market share increased 5.0 percentage points in 2003 compared to 2002.

        Other Infant Care Brands—Our Mr. Bubble children's bubble bath brand is a widely recognized brand name among consumers and became the market share leader in the bath additives category in 2002. Mr. Bubble had a 30% dollar market share in 2003. In fiscal 2000, we decided to market our domestic baby wipes under the Baby Magic name and we continue to market Chubs internationally.

        Our Infant Care marketing is focused on a specific group of people: new and expectant mothers. These consumers undertake an immense amount of research and education, both before the child is born and after, to enhance their ability to make informed decisions concerning the health and welfare of their new infants. As such, we utilize various techniques to communicate with parents in addition to traditional media advertising. Programs directed at new mothers include the distribution of millions of samples and coupons prenatally via childbirth instructors and postnatally in hospitals. We also provide educational materials to pediatricians, lactation consultants and hospitals such that new parents receive professional recommendations to use our Infant Care products. In addition, we have developed the website www.playtexbaby.com to provide information to new and expectant mothers as well as to introduce and market our entire line of Infant Care products. Across our entire line of Infant Care products, we communicate an image of quality, health, innovation and convenience to attract and retain users.

        Feminine Care—Playtex Feminine Care accounted for approximately 44% of Personal Products net sales in fiscal 2003 compared to 46% in fiscal 2002 and 45% in fiscal 2001. In the tampon category, consumer purchases are driven primarily by comfort, quality, protection and value, leading to intensely strong brand loyalties. For over 20 years, Playtex has been the second largest selling tampon brand overall in the U.S. and currently holds the largest position in the higher growth plastic applicator and deodorant segments. We have been able to grow our share of the tampon category since 1996 through a strategy of:

  •
  Offering a diversified product line providing choice for consumers,

  •
  Continuing new product development and product improvements,

  •
  Leveraging the Playtex brand,

  •
  Strategically targeting new users:

  •
  Young, first-time feminine product users,

  •
  Conversion of pad users to tampons, and

  •
  Category expansion through introducing complementary products.

        For fiscal 2003, we had a 27% dollar market share of the tampon category. Our overall share of the tampon category grew by 4.0 percentage points from 1996 through 2002 and the share differential between Playtex and the category share leader has narrowed from approximately 23 percentage points in 1996 to approximately 18 percentage points in 2003.

        Late in the third quarter of 2002, the market share leader in the tampon category introduced a new plastic applicator tampon product supported with extensive advertising and promotional spending. While our dollar market share in the tampon category decreased three market share points in 2003 due, in part, to the heavily promoted new competitive product, our dollar market share for the month of December 2003 was essentially flat versus the same month in 2002. We have aggressively defended our market share in the tampon category with advertising support and the introduction of two product improvements including an improved soft pearlized plastic applicator and an improved deodorant fragrance, each of which enhances consumer benefits. The improved product was introduced in the first quarter of 2003 and reached retail shelves in the second quarter.

        Plastic applicator tampons—Historically, our core strength has resided in plastic applicator tampons where Playtex is the clear leader with a 47% 2003 dollar market share and 59% 2002 dollar market share of the plastic applicator segment. Though dollar market share declined in 2003 given the entry of a competitive plastic product, Gentle Glide remains the number one plastic brand in the market.

        Gentle Glide is our most significant plastic applicator tampon. These soft plastic applicator tampons were designed with a smooth rounded tip and a unique double-layer construction, allowing for ease of insertion and comfortable fit as well as reliable leakage protection. Our Gentle Glide line has provided a platform to launch new product enhancements. In 2003, we launched an improved, softer pearlescent applicator and improved deodorant fragrance.

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

        Slimfits are designed to appeal to a key niche segment of the tampon category: young teenagers. The introduction of Slimfits was a direct result of our strategy to focus on first-time feminine care product users. To promote Slimfits, we utilized focused teen awareness campaigns and targeted product sampling. Slimfits have a narrower applicator and pledget providing for greater comfort and ease of insertion. We believe Slimfits will continue to build our business over the long-term by encouraging young women to use tampons rather than pads at an earlier age and by developing brand loyalty for our tampons at a time when lifelong preferences are forming. We believe these teenagers will develop a loyalty to the Playtex brand and they will naturally transition to the Gentle Glide line.

        Flushable applicator tampons—Flushable applicator tampons represented approximately 5% of Feminine Care net sales for the Personal Products Division in fiscal 2003. We have a full line of flushable applicator tampons to provide a complete portfolio of product offerings to consumers and to best match a broader array of consumer preferences. Users tend to be loyal to one form of applicator over another; thus, the introduction of a flushable applicator to the tampon product portfolio has allowed us to leverage the Playtex brand name to capture a share of the flushable applicator segment.

        Beyond tampons are an innovative new flushable applicator tampon, which began shipping in January 2004. This tampon is targeted to women who want the convenience and flushability of a cardboard applicator tampon with the comfort of a plastic applicator tampon. The flushable applicator segment remains a significant portion (37%) of the tampon market with many women desiring a more comfortable flushable applicator tampon. We believe this new product will provide us with an opportunity to capture a greater share of the flushable applicator market and help us regain lost market share in the overall tampon category.

        Silk Glide is our original line of flushable applicator tampons. With the introduction of Beyond in the flushable segment, the distribution of Silk Glide will be limited to the value segment of the marketplace, primarily in dollar store retailers.

        Complementary feminine care products—We introduced two new complementary feminine care products leveraging the consumer trust and strong brand awareness of our tampon franchise. We have been successful in working with retailers to merchandise these products in the feminine care aisle alongside our tampons to best leverage the Playtex brand name. These products demonstrate our ability to expand the category beyond tampons.

        In 2001, we introduced Personal Cleansing Cloths, pre-moistened towelettes for feminine hygiene. It has become the number one brand in this small niche category. Our Personal Cleansing Cloths are formulated with vitamin E and aloe and offer antibacterial efficacy.

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

        Consumer Products Division—The Consumer Products Division accounted for approximately 23% of our consolidated net sales in fiscal 2003 compared to 22% in fiscal 2002 and 24% in fiscal 2001. This division includes Sun Care products, Household Products and Personal Grooming products sold in the United States, primarily to mass merchandisers, supermarkets and drug classes of trade.

        Sun Care—We continue to provide innovative ways to deliver sun protection. For the 2004 season, we are launching Surf, an eight hour waterproof instant protection brand. In 2003, we launched Baby Magic by Banana Boat, the mildest instant sun protection available targeting the baby sun care market. We are extending the successful Suntanicals line, which we introduced in 2003, by adding a higher sun protection factor ("SPF") and aftersun products to the line. Also for 2004, we have restaged and repackaged much of our line to improve the look and better communicate product benefits. Our Sun Care products are a strong number two in the U.S. sun care category with a 21% dollar market share in 2003.

        Since 1995, Banana Boat has been able to consistently grow its share of the sun care category through a strategy of:

  •
  Providing new and differentiated products,

  •
  Communicating Banana Boat's family-oriented image, thus targeting the most attractive user groups, and

  •
  Working with our customers to best maximize sales and profitability through active category management.

        Our Sun Care marketing strategies are directed at the family demographic, where Banana Boat communicates a "fun-in-the-sun for the active wholesome family" image. In addition, the marketing and sales plan for Banana Boat utilizes a variety of specialized programs such as: sweepstakes, sampling at outdoor events, radio tie-ins and promotions at new store openings to provide additional visibility for the brand. Our interactive website, www.bananaboat.com, conveys educational information in a fun, casual manner.

        To supplement our distribution network, we have a direct store delivery ("DSD") distribution team focused in high consumption areas of the U.S. (east and gulf coasts). With a fleet of more than thirty vans and operators with an in-depth knowledge of our sun care products, the DSD network allows us to build strong retailer relationships, gather marketing intelligence and ensure that our products are properly stocked on retailer shelves.

        Industry convention and the seasonal nature of the sun care business require that manufacturers of sun care products provide retailers with the opportunity to return unsold products at the end of the sun care season. To reflect the impact of potential returns, we provide for estimated returns in our reported operating results as sales are made throughout the year. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies of this Annual Report on Form 10-K).

        In 2002, we initiated a more proactive approach to managing late season shipments to retailers. The initiative is to better align our shipment patterns to retail consumption patterns during the Sun Care season. We have continued this proactive process in 2003 with the objective of reducing costs associated with returns. After our first full season of managing shipments and monitoring returns, we see reductions in the amount of returns and their associated handling costs.

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

        Woolite holds the second branded position in the U.S. rug and upholstery cleaning products category with a 28% dollar market share in 2003. Driving net sales and market share growth in 2002 and 2003 were two new products: Woolite Instant Power Shot (non-foaming aerosol cleaner designed for quick removal of stains), introduced late in 2001 and Woolite Oxy Deep (a spray oxygen based carpet cleaner designed to remove tough set-in stains), introduced in the third quarter of 2002.

        With a long-standing reputation for superior quality, durability and value, Playtex Gloves have enjoyed market share leadership since we introduced reusable household latex gloves in the U.S. in 1954. The Playtex brand name is virtually the only well known name in the segment and our Living and HandSaver brands are recognized as the highest quality reusable household gloves in the industry. As demand for disposable household gloves grew, we introduced a line of disposable gloves to leverage the Playtex brand in this category. In 2002, we lost two dollar market share points, and in 2003 we lost an additional two market share points due to competitive activities and an increase in private label distribution.

        Our Ogilvie brand is the market leader of the at-home permanents and straighteners category, with a 75% dollar market share in 2003. Retail consumption of at-home permanent products has been declining due to the tendency of consumers to get their hair permed in professional beauty salons. Our strategy is to grow our market leadership position by repositioning the brand to younger consumers and, as category leader, to positively impact the growth of the category as a whole. Since our acquisition of the Ogilvie brand in 1998, we have successfully launched Ogilvie Straightener, which removes the curl from permed hair, controls the curl from naturally curly hair, and delivers smooth texture to hair. This product is targeted to younger consumers.

        International/Corporate Sales Division—The International/Corporate Sales Division constituted approximately 19% of our consolidated net sales in fiscal 2003 and fiscal 2002 and 18% in fiscal 2001. The International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in the United States including wholesale	•	results from our Canadian and Australian subsidiaries,
	clubs, military, convenience stores,	•	sales in Puerto Rico,
	specialty stores, and telemarketing,	•	export sales, and
		•	sales of private label tampons.

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to specialty classes of trade represented 43% of the total division's net sales in fiscal 2003 compared to 54% in fiscal 2002, and 52% in fiscal 2001. The decrease in sales in the specialty class of trade in 2003 was due to the competitive environment in tampons and lower Sun Care net sales due to unfavorable weather and lower pallet deals to warehouse clubs.

E.    Marketing

        Our advertising and promotion expenditures included in SG&A for the past three years were (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Total advertising and promotion	$85,326	$83,322	$82,832
As a % of net sales	13.0%	11.6%	11.4%

        The above expenditures are primarily for television, radio and print advertising and production, as well as consumer promotions and market research. We believe these expenditures support our brand-building activities and are an investment in the longevity of our brands. The increase in advertising and promotion as a percentage of net sales was due to our continued defense of our tampon franchise.

        In addition to the advertising, consumer promotions and market research costs noted above, we routinely enter into other marketing efforts such as customer trade promotions and consumer coupons. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics and other trade promotion activities conducted by the customer. Costs for these trade promotions and consumer coupons are recorded as a reduction of sales and are not included as a component of advertising and promotion.

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

        Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources and less debt than we do. We believe that the market for consumer-packaged goods is very competitive and may intensify further in the future. Competitive pressures on our products may result from:

• new competitors, • new product initiatives by competitors,	• higher spending for advertising and promotion, and • continued activity in the private label sector.

        Our Infant Care and Feminine Care businesses are particularly competitive. We have faced heavy competition as new entrants have entered the market, including our cups, baby toiletries, pre-moistened towelettes and diaper disposal categories. In 2002, the market share leader in the tampon category introduced a new plastic applicator tampon product supported with extensive advertising and promotion. The competitive spending in the tampon category behind the launch of this new product throughout 2003 has led to a decline in our net sales and market share in tampons. In each case, we are aggressively defending our market share positions through marketing programs and introducing innovative new products. We feel we have stabilized our existing market shares given recent market share trends for Playtex and our competitors.

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

H.    Distribution

        We sell our products using approximately 175 direct sales personnel, independent food brokers and exclusive distributors. Independent brokers supplement the direct sales force in the food class of trade, by providing more effective coverage at the store level. Our invoiced sales in the U.S. during the past three years were distributed to the following classes of trade:

	Twelve Months Ended
Class of Trade	December 27, 2003	December 28, 2002	December 29, 2001
Mass merchandisers	49%	46%	44%
Supermarkets	28%	30%	31%
Drug stores	14%	16%	17%
Specialty	9%	8%	8%

Total	100%	100%	100%

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

        We use three third-party distribution centers to ship the majority of our products to customers. These distribution centers are geographically located to maximize our ability to service our customers.

I.    Research and Development

        Our research and development group operates out of a state-of-the-art technical center in Allendale, New Jersey and manufacturing facilities in Dover, Delaware. The Allendale facility was built for us under a fifteen-year lease, which commenced in 1999, with two five-year renewal options. Approximately 80 employees are engaged in our research and development programs, for which expenditures were $16.3 million in fiscal 2003, $15.2 million in fiscal 2002 and $13.9 million in fiscal 2001.

        The primary focus of our research and development group is to design and develop new and improved products that address our consumers' wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses.

J.    Trademarks and Patents

        We own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: BABY MAGIC®, BANANA BOAT®, BEYOND™, BIG SIPSTER®, BINACA®, BINKY®, BLASTERS®, DENTAX®, DIAPER GENIE®, DRINKUP®, DROP-INS®, FAST BLAST®, FIRST SIPSTER®, GENTLE GLIDE®, GET ON THE BOAT®, GRIPSTER®, HANDSAVER®, HEAT THERAPY®, HEAVY TRAFFIC®, INSULATOR®, INSULATOR SPORT®, LIPPOPS®, MADE STRONG TO LAST LONG®, MAKES GETTING CLEAN ALMOST AS MUCH FUN AS GETTING DIRTY®, MOST LIKE MOTHER®, MR. BUBBLE®, NATURAL ACTION®, NATURALATCH™, NATURALSHAPE™, NOBODY BABIES YOUR BABY BETTER®, OGILVIE®, OXY DEEP®, PORTABLES®, POWER SHOT®, PRECISELY RIGHT®, QUICKSTRAW®, QUIK BLOK®, SAFE'N SURE®, SILK GLIDE®, SIPEASE®, SLIMFITS®, SO COMFORTABLE YOU CAN'T EVEN FEEL THEM®, SOFT COMFORT®, SOOTH-A-CAINE®, SPARKLIN' SIPSTER™, SUNTANICALS®, TEK®, TUSSY®, TWISTAWAY®, VENTAIRE®, VITASKIN®, WE GLOVE YOUR HANDS® and WET ONES®.

        In addition, we also own royalty-free licenses in perpetuity to the PLAYTEX® and LIVING™ trademarks in the United States, Canada and many foreign jurisdictions related to certain of our feminine hygiene, baby care and other products, but excluding certain apparel related products. We license these trademarks in all countries other than the United States and Canada pursuant to a royalty free, perpetual license agreement with Playtex Apparel, Inc., a wholly owned subsidiary of the Sara Lee Corporation. We license these trademarks in the United States and Canada pursuant to a royalty free, perpetual license agreement with Playtex Marketing Corporation, a corporation jointly owned by Playtex Apparel, Inc. and us. We also have exclusive rights to the WOOLITE® trademark for rug and upholstery cleaning products in the United States and Canada pursuant to a royalty free, perpetual license agreement with Reckitt & Colman Inc.

        We also own and license various United States, Canadian and foreign patents, and have filed numerous patent applications in these jurisdictions, related to certain of our products and their method of manufacture. Our patent rights expire at varying times, ranging from 2004 to 2022 and include, but are not limited to: cardboard and plastic applicators for tampons, special over-wrap for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulation, carpet cleaning compositions, various containers for liquid and moist wipes products, including special containers for children's bubble bath.

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

L.    Customers and Backlog

        No single customer or affiliated group of customers, except Wal-Mart and Target Corporation ("Target"), accounted for over 10% of our consolidated net sales in fiscal 2003. Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 27% and 11%, respectively, of our consolidated net sales in fiscal 2003. Our next three largest customers represented, in total, approximately 12% of our total consolidated net sales in fiscal 2003. In fiscal 2002, Wal-Mart represented approximately 25% of consolidated net sales and our next four largest customers represented, in total, approximately 21% of consolidated net sales (see Note 17 to our consolidated financial statements in this Annual Report on Form 10-K).

        In accordance with industry practice, we grant credit to our customers at the time of purchase. In addition, we may grant extended payment terms to new customers and for the initial sale of introductory products and product line extensions. We also may grant extended terms on our Sun Care products due to industry convention and the seasonal nature of this business, although payment on the specified due dates are not excused for any reason.

        Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. We allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has been shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. We offer a variety of extended terms options, due to the seasonal nature of sun care, for qualified customers. In all cases, these extended terms require substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season.

        In 2002, we initiated a more proactive approach to managing late season shipments to retailers. The initiative is to better align our shipment patterns to retail consumption patterns during the sun care season. We have continued this proactive process in 2003 with the objective of reducing costs associated with returns. After our first full season of managing shipments and monitoring returns, we see reductions in the amount of returns and their associated handling costs (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies of this Annual Report on Form 10-K for a more complete discussion on our policies regarding Sun Care revenue recognition).

        Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

M.    Employees and Labor Relations

        Our worldwide workforce consisted of approximately 1,765 employees as of December 27, 2003, of whom approximately 180 were located outside the United States, primarily in Canada. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future. None of our United States facilities had union representation at December 27, 2003. During 2003, we completed the process of closing our Watervliet, New York facility (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K) which, prior to its closing, was our only unionized facility.

N.    Environmental

        We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for fiscal 2004.

O.    Available Information

        We file our annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 and Securities Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains an internet website that contains our filed reports at www.sec.gov. In addition, we make our filings with the SEC available at the Investor Relations section of our website www.playtexproductsinc.com. You can call our Investor Relations Department at (203) 341- 4017 or via email at investorrelations@playtex.com to request a copy of any of our reports filed with the SEC.

Risk Factors

        Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind, that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business.

        In addition, the preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,
  •
  the reported amounts and classification of assets and liabilities, and
  •
  the disclosure of contingent assets and liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies of this Annual Report on Form 10-K).

We face significant competition from other consumer products companies, many of which have significantly greater financial resources.

        The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer-packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected.

        Our infant care and feminine care businesses are particularly competitive. We have faced heavy competition as new competitors have entered the market, including our disposable feeding liners, cups, baby toiletries, pre-moistened towelettes and diaper disposal categories. In 2002, the market share leader in the tampon category introduced a new plastic applicator tampon product supported with extensive advertising and promotion. The competitive spending in the tampon category behind the launch of this product throughout 2003 has led to a decline in our net sales and market share in tampons. Although we believe that we have stabilized our existing market share in the tampon category, there can be no assurance that our market share will not deteriorate in the future.

Sales of some of our products may suffer because of unfavorable weather conditions.

        Our businesses, especially Sun Care, may be negatively impacted by unfavorable weather conditions. In accordance with industry practice, we allow customers to return unsold Sun Care products at the end of the season and these product returns are usually higher in years when the weather is unseasonably cool or wet. This could adversely affect our business and operating results. In 2003, the Sun Care category declined 5.3% as a result of bad weather. We believe this impacted our ability to increase net sales in our Sun Care business in 2003. In addition, consumption of our Feminine Care and Wet Ones products may be affected by unfavorable weather, although to a lesser extent than the Sun Care business, due primarily to reduced levels of outdoor activities.

We may be adversely affected by the trend toward retail trade consolidation.

        With the growing trend toward retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions.

We rely on a few large customers for a significant portion of our sales.

        A few of our customers are material to our business and operations. In fiscal 2003, Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 27% and 11%, respectively, of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 12% of our total consolidated net sales in fiscal 2003. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

Our earnings are impacted by our level of fixed operating costs.

        Our cost structure contains a certain level of fixed operating costs. Since all of our costs are not variable in nature, the volume of product manufactured impacts our overall cost per unit of product. Since our revenue is derived solely from the sale of products to our customers, a decrease in product sales, and the related reduction in units produced, may result in a higher cost per unit and a lower gross profit margin due to the impact of these fixed operating expenses.

We may incur goodwill and other intangible asset impairment charges.

        Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other intangible assets. At December 27, 2003, we had $494.3 million of goodwill and $138.3 million of other intangible assets consisting primarily of trademarks, patents and other intellectual property. We review these intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Changes in the fair value of our businesses caused by various factors, some of which may be out of our control, may cause us to record impairment charges in the future.

We may not enter into a transaction associated with our decision to evaluate strategic alternatives.

        On November 13, 2002, we announced our intention to undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives to be considered include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business and acquiring strategic lines of business. There is no assurance this process will result in a transaction.

Our initiatives to reduce costs may not materialize.

        We have recently begun an operational restructuring to make operational improvements to increase effectiveness and profitability. There is no assurance that we will achieve the expected results.

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

        Haas Wheat & Partners, L.P. ("Haas Wheat") and its affiliates together hold approximately 33% of the outstanding shares of our common stock and will likely continue to exercise control over our business by virtue of their voting power with respect to the election of directors. Circumstances may occur in which the interests of Haas Wheat could be in conflict with your interests.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

        We may be subject to claims or inquiries regarding alleged unauthorized use of a third party's intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer or rebrand certain products or packaging, any of which could affect our business, financial condition and results of operations. If we are required to seek licenses under patents, trademarks or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to adequately protect our intellectual property.

        While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent, trademark or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot assure you that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

Risks Relating to Our Indebtedness

We have substantial debt, which could impair our financial condition.

        Our indebtedness at December 27, 2003 consisted of $350.0 million in fixed rate debt and $443.3 million of variable rate debt. As more fully described in Notes 8, 9 and 22 to our consolidated financial statements in this Annual Report on Form 10-K, on February 19, 2004, we refinanced all of our indebtedness under our then existing credit facility and terminated our off balance sheet accounts receivable facility by issuing $460.0 million of 8% Senior Secured Notes due 2011 (the "8% Notes") and entering into a new variable rate credit facility which is comprised of a $7.5 million Term Loan and a $142.5 million revolving credit facility (the "2004 Refinancing Transaction"). After this transaction, we continue to be highly leveraged and to have substantial debt service obligations. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

        The degree to which we are leveraged could have important consequences to us, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•	a significant portion of our cash flow from operations must be dedicated to the payment of interest on our debt, which reduces the funds available to us for our operations;
•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates; and
•	our debt contains, and any refinancing of our debt likely will contain, restrictive covenants. The failure to comply with these covenants may result in an event of default that, if not cured or waived, could have a material adverse effect on us.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, or at all, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

The terms of our new credit facility and our indentures may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

        Our new credit facility and our indentures contain, and any future refinancing of our new credit facility and our indentures will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our new credit facility and our indentures include restrictions and limitations on our ability to, among other things:

  •
  incur additional debt and contingent obligations,
  •
  pay dividends and make restricted payments,
  •
  make investments, loans and acquisitions,
  •
  create liens,
  •
  make payments on subordinated debt and modifications to subordinated debt,
  •
  sell assets and subsidiary stock,
  •
  enter into transactions with affiliates, and
  •
  enter into certain mergers, consolidations and transfers of all or substantially all of our assets.

The restrictions and limitations in the new credit facility generally are more restrictive than those in our indentures.

        A failure by us to comply with the covenants contained in our new credit facility or our indentures could result in an event of default, which could materially and adversely affect our operating results, our financial condition, and our liquidity. A failure to comply with the restrictions contained in our new credit facility could lead to an event of default, which could result in an acceleration of the indebtedness under our new credit facility and could cause a cross-default of other indebtedness. A failure to comply with the restrictions in our indentures could result in an event of default under our indentures and could cause a cross-default of other indebtedness. We cannot assure you that our future operating results will be sufficient to enable compliance with the covenants in our new credit facility, our indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Item 2.    Properties

        Our principal executive office is located at 300 Nyala Farms Road, Westport, Connecticut 06880 and is occupied pursuant to a lease, which expires in 2005 with two five-year options to renew. Our principal manufacturing and distribution facilities are located in Dover, Delaware, Sidney and Streetsboro, Ohio, and Arnprior and Malton, Canada. In late 2002, we closed our plastic molding facility in Watervliet, New York (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K). We demolished the building in 2003. We maintain a research and development facility in Allendale, New Jersey. This facility is leased for a term of 15 years, expiring in 2013. We operate two facilities in Canada. We own the Arnprior facility, which is primarily a warehouse and assembly operation, and we lease the Malton facility, which is a warehouse and office site. This lease expires in 2005. In fiscal 2003, our average utilization rate of manufacturing capacity was an estimated 60%.

        The following table lists our principal properties as of December 27, 2003, which are located in six states, Puerto Rico and Canada. The facilities in Arnprior and Malton, Canada and Guaynabo, Puerto Rico are used specifically by the International/Corporate Sales Division. All of the other facilities are shared amongst our three divisions.

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

Item 3.    Legal Proceedings

        Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome ("TSS"), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. During the mid-1980s, there were approximately 200 pending claims at any one time relating to our tampons. As of the end of February 2004, there were approximately seven pending claims. Additional claims, however, may be asserted in the future. For TSS claims filed from October 1, 1985 until November 30, 1995, we were self-insured and bear the costs of defending those claims, including settlements and trials. Effective December 1, 1995, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per occurrence/$4.0 million in total, for claims occurring on or after December 1, 1995. Effective December 1, 2003, we obtained insurance coverage with certain limits in excess of the self-insured retention of $1.0 million per claimant, for claims occurring on or after December 1, 2003.

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

        We believe that there are no claims or litigation pending against us, including the TSS cases, which, individually or in the aggregate, would have a material effect on us. This assessment is based on:

•	our experience with TSS cases,	•	the federally mandated warnings about TSS
•	our evaluation of the seven pending claims,		on and in our tampon packages, and
•	the reported decline in the incidence of	•	development of case law upholding the
	menstrually associated TSS,		adequacy of tampon warnings that comply with federally mandated TSS warnings.

        In May 2003, we received a favorable ruling in our false advertising lawsuit against Procter & Gamble. We had challenged the superiority advertising claims Procter & Gamble utilized in support of the launch of its Tampax Pearl tampons. In awarding us $2.96 million in damages, payment of which has not been made by Procter & Gamble pending its appeal, the jury found Procter & Gamble's superiority claims for comfort, absorbency and protection to be false and misleading. Our company was granted a permanent injunction against Procter & Gamble. The order bars Procter & Gamble from communicating that its Tampax Pearl tampons are superior in any way to those of Playtex products. The order requires Procter & Gamble to recall from retailers and distributors, all offending promotional products, displays, as well as an immediate halt to all television and print advertising, packaging, direct mail, sales presentations and coupons making the claims. Procter & Gamble has appealed both decisions. In a counterclaim, Procter & Gamble had argued that we were falsely advertising that some of our tampons were "so comfortable that you can't even feel them." The jury rejected that claim.

        We have joined a group of potentially responsible parties with respect to the Kent County Landfill Site in Houston, Delaware, which has been designated a "Superfund" site by the State of Delaware. Based on the information currently available to us, the nature and quantity of material deposited by us and the number of other entities in the group, which are expected to share in the costs and expenses, we do not believe that our costs will be material. We will share equally with the Sara Lee Corporation all expenses and costs associated with our involvement with this site.

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

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        We have two classes of authorized stock:

  •
  Common Stock, par value $.01 per share 257 holders of record, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at March 4, 2004, and

  •
  Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 4, 2004.

        Our common stock is traded on the New York Stock Exchange under the symbol "PYX". No cash dividends have ever been paid on our stock, and we are restricted from paying dividends by the terms of our debt agreements (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 8 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K).

        The following table lists the high and low sale price per share of our stock during fiscal 2003 and fiscal 2002 as reported by the New York Stock Exchange—Composite Transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003
High	$9.90	$8.93	$7.15	$7.95
Low	$7.51	$5.55	$5.82	$5.81
Fiscal 2002
High	$11.14	$14.25	$13.04	$11.00
Low	$9.60	$10.50	$8.48	$6.95

Item 6. Selected Financial Data

        The information required by this item appears on page F-3 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages F-4 to F-27 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. As a result of the 2004 Refinancing Transaction on February 19, 2004 (see notes 8, 9 and 22 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), our debt portfolio and interest rate profile has changed substantially. Our indebtedness at December 27, 2003 was comprised of $350.0 million of 9 3/8% Senior Subordinated Notes due 2011 (the "9 3/8% Notes") and $443.3 million of variable rate indebtedness at a weighted average interest rate of 4.73%. Had the 2004 Refinancing Transaction occurred at December 27, 2003, we estimate our debt would have consisted of $460.0 million of 8% Notes, $350.0 million of 9 3/8% Notes and approximately $18.0 million of variable rate indebtedness under the new credit facility. As such, under our revised borrowing structure, a one percentage point change in our variable interest rate would not a have a material impact on our consolidated interest expense.

        For the fiscal year ended December 27, 2003, we derived 8% of net sales in currencies denominated other than the U.S. dollar, of which 6% was from our Canadian subsidiary. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. In these countries, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. The vast majority of our products are manufactured in the U.S. although we do source some finished goods, componentry and raw materials from overseas. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flows and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-28 to F-72. The Independent Auditors' Report, dated February 19, 2004, is filed as part of this Form 10-K and can be found on page F-73. The Report of Management, dated February 19, 2004, is filed as part of this 10-K and can be found on page F-74.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

  (a)
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

  (b)
  Internal controls over financial reporting. There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

        The information called for by these items (except for the information regarding our executive officers called for by Item 401 of Regulation S-K) is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders. The information regarding our executive officers called for by Item 401 of Regulation S-K can be found in Item 1(B) on pages 7 to 8 of this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Financial Statements

(1)
Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-28 to F-72. The Independent Auditors' Report, dated February 19, 2004, is on page F-73 of this Form 10-K.

(2)   Financial Statement Schedule

        The following financial statement schedule—Schedule II—Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page 30.

        All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

(3)   Exhibits

        Please see our Exhibit Index on Pages X-1 to X-6 of this Form 10-K.

(b)   Reports on Form 8-K

        On October 28, 2003, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 12 of that Form. Pursuant to Item 12, we provided information on earnings results for the third quarter of 2003.

PLAYTEX PRODUCTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Twelve Months Ended December 27, 2003, December 28, 2002 and December 29, 2001
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Income	Write-off	Balance at End of Period
December 29, 2001
Allowance for doubtful accounts(1)	$(2,237)	$(1,771)	$1,943	$(2,065)
December 28, 2002
Allowance for doubtful accounts(1)	$(2,065)	$(1,053)	$1,844	$(1,274)
December 27, 2003
Allowance for doubtful accounts(1)	$(1,274)	$(763)	$1,037	$(1,000)

(1)
Includes allowance for doubtful accounts of our wholly-owned special purpose subsidiary used in conjunction with the Receivable Facility of $636 in 2003, $302 in 2002 and $789 in 2001 (see Note 9 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K).

PLAYTEX PRODUCTS, INC.
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
March 9, 2004	By:	/s/ MICHAEL R. GALLAGHER Michael R. Gallagher Chief Executive Officer (Principal Executive Officer)
March 9, 2004	By:	/s/ GLENN A. FORBES Glenn A. Forbes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 9th day of March, 2004.

Signatures	Title

/s/ DOUGLAS D. WHEAT Douglas D. Wheat	Chairman of the Board and Director
/s/ MICHAEL R. GALLAGHER Michael R. Gallagher	Chief Executive Officer and Director (Principal Executive Officer)
/s/ GLENN A. FORBES Glenn A. Forbes	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ RICHARD C. BLUM Richard C. Blum	Director
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director
/s/ ROBERT B. HAAS Robert B. Haas	Director
/s/ R. JEFFREY HARRIS R. Jeffrey Harris	Director
/s/ C. ANN MERRIFIELD C. Ann Merrifield	Director
/s/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski	Director
/s/ TODD D. ROBICHAUX Todd D. Robichaux	Director
/s/ JOHN C. WALKER John C. Walker	Director

PLAYTEX PRODUCTS, INC.
2003 Annual Report to Stockholders

PLAYTEX PRODUCTS, INC.
2003 ANNUAL REPORT TO STOCKHOLDERS

INDEX

PAGE(S)
PART I—FINANCIAL INFORMATION
Selected Financial Data	F-3
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-4 to F-27
Consolidated Financial Statements	F-28 to F-31
Notes to Consolidated Financial Statements	F-32 to F-72
PART II—OTHER INFORMATION
Independent Auditors' Report	F-73
Report of Management	F-74
Other Information	F-75 to F-76

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
SELECTED FINANCIAL DATA
(In thousands)

	Twelve Months Ended(1)
	December 27, 2003		December 28, 2002		December 29, 2001		December 30, 2000	December 25, 1999
Statements of Earnings Data:
Net sales	$657,721		$719,087		$723,518		$733,363	$695,536
Gross profit	340,420		390,654		389,711		398,380	385,615
Selling, general and administrative	249,810	(2)	240,620		233,660		228,093	209,322
Restructuring and asset impairment	3,873	(2)	7,599	(3)	—		—	—
Amortization of intangibles	903		928	(4)	22,060		22,350	21,064
Operating earnings	85,834		141,507		133,991		147,937	155,229
Interest expense, net	55,038		59,543		75,861		84,884	78,961
Expenses related to retirement of debt	—		5,882	(5)	32,165	(5)	—	—
Net earnings	$18,232		$48,904	(6)	$11,545		$35,544	$44,071
Net earnings per share:
Basic	$0.30		$0.80		$0.19		$0.58	$0.73
Diluted	$0.30		$0.79		$0.19		$0.58	$0.72
Net earnings before cumulative effect of change in accounting principle	$18,232		$61,327		$11,545		$35,544	$44,071
Net earnings per share before cumulative effect of change in accounting principle:
Basic	$0.30		$1.00		$0.19		$0.58	$0.73
Diluted	$0.30		$0.98		$0.19		$0.58	$0.72
Weighted average common shares and equivalent common shares outstanding:
Basic	61,216		61,148		61,007		60,824	60,481
Diluted	61,227		63,948		61,115		62,585	62,553
Balance Sheet Data (at period end):
Working capital	$113,950		$114,926		$107,780		$74,233	$92,006
Total assets	993,298		1,078,187		1,105,172		1,139,384	1,148,652
Total long-term debt, excluding due to related party	793,250		827,750		888,800		931,563	987,876
Stockholders' equity (deficit)	$27,788		$5,533		$(44,570)		$(56,063)	$(94,868)

(1)
Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every six or seven years. Fiscal 2000 was a fifty-three week year. All other years presented are fifty-two week years.

(2)
Includes a restructuring charge of $3.9 million, and $0.7 million of other related expenses included in SG&A, as a result of our comprehensive program of operational improvements (see Note 3 to our consolidated financial statements).

(3)
A restructuring and asset impairment charge of $7.6 million as a result of the closing of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements).

(4)
Amortization of intangible assets with indefinite lives was discontinued as a result of our implementation of SFAS No. 142 "Goodwill and Other Intangible Assets" (see Note 2 to our consolidated financial statements).

(5)
We recorded an extraordinary loss in 2002 of $3.7 million, net of income tax benefit of $2.2 million, and we recorded an extraordinary loss in 2001 of $19.3 million, net of income tax benefit of $12.8 million, associated with the write-off of unamortized deferred financing costs relating to our debt retirement. In accordance with SFAS No. 145, we have reclassified a $5.9 million pretax loss for 2002 and a $32.2 million pretax loss for 2001 from an extraordinary loss to earnings from continuing operations (see Note 2 to our consolidated financial statements). In addition, we reduced income tax expense in 2002 and 2001 by $2.2 million and $12.8 million, respectively, to reclassify the tax benefits of these transactions in accordance with the new accounting principle.

(6)
Includes a charge for the cumulative effect of change in accounting principle of $12.4 million, net of income tax benefit of $7.1 million, as a result of our implementation of SFAS No. 142 (see Note 2 to our consolidated financial statements). More than offsetting this charge is a tax benefit of $14.3 million recorded as a result of new tax regulation associated with loss disallowance rules (see Note 12 to our consolidated financial statements).

PLAYTEX PRODUCTS, INC.
PART I—FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and notes, presented on pages F-28 through F-72.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•  price and product changes,
•  new product introductions and promotional
    activity by competitors,
•  the loss or bankruptcy of a significant
    customer,
•  capacity limitations,
•  the difficulties of integrating acquisitions,
•  raw material and manufacturing costs,
•  adverse publicity and product liability
claims,	• impact of weather conditions, especially on
    Sun Care product sales,
•  our level of debt and related restrictions
    and limitations,
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

        In addition, the preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,
  •
  the reported amounts and classification of assets and liabilities, and
  •
  the disclosure of contingent assets and liabilities.

        Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties (see Management's Discussion and Analysis—Application of Critical Accounting Policies).

Overview

        We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products. For the twelve months ended December 27, 2003, we generated approximately 97% of our sales from products in the number one or number two market share position in the United States. Our lines of business include Infant Care, Feminine Care, Sun Care and Household and Personal Grooming products.

        Worldwide brand net sales for fiscal 2003, 2002 and 2001 were as follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Infant Care	$259,880	$272,139	$274,232
Feminine Care	217,824	256,231	250,476
Sun Care	100,756	103,126	107,089
Household Products and Personal Grooming	79,261	87,591	91,721

Total	$657,721	$719,087	$723,518

        Our Infant Care and Feminine Care businesses are particularly competitive. We have faced heavy competition as new competitors have entered the market, including our disposable feeding liners, cups, baby toiletries, pre-moistened towelettes and diaper disposal categories. In late 2002, the market share leader in the tampon category introduced a new plastic applicator tampon product supported with extensive advertising and promotion. The competitive spending in the tampon category behind the launch of this product throughout 2003 has led to a decline in our net sales and market share in tampons. In addition, promotional activities in 2002 led to a build up of inventories of our product at retailers that negatively impacted our shipments in 2003 when the product was sold through to our consumers. Our shipment patterns for the second half of 2003 were more closely aligned with consumer purchases from the retailer for this period.

        The decline in Feminine Care net sales was driven by the impact of the competitive tampon launch and its impact on retailer inventories noted above. In Infant Care, the decline in net sales was the result of continued competitive pressures, most notably in Baby Toiletries, and a further decline in our non-core baby wipes business, as the declining trend in retail distribution continued. While our market shares continue to improve in the majority of our Household Products and Personal Grooming businesses, the categories in which we compete continue to show declining trends. This is particularly evident in the at-home permanent and breath spray categories. Net sales for Sun Care were negatively impacted by an unfavorable weather pattern throughout the summer months.

        The decline in net sales was the primary driver in the reduced level of operating earnings for fiscal 2003. However, other factors contributed to this decline. We remain committed to defending our market share positions in this competitive environment by investing significant dollars in the areas of advertising, consumer promotions and trade support. Overall spending in these areas increased in fiscal 2003, and as a percentage of total revenue, this increase was measurably greater. This reflects our commitment to do what we believe is best for the long-term health of our franchise even though it may mean lower short-term profitability. Also contributing to the decline in operating earnings was the negative impact of lower production volumes resulting in higher per unit fixed production costs.

        Our business strategy remains focused on increasing sales and gaining market share through consumer-focused product innovations, creative merchandising techniques, targeted consumer marketing programs and innovative category management tools to strengthen our relationship with our customer. We have remained committed to this strategy, and in the past, have shown an ability to grow sales and market share in our key categories. More recently, we have encountered a significant amount of competitive pressure, in particular in Feminine Care and Infant Care. The markets for our products are highly competitive and we expect this to continue in the future. Since we are a highly leveraged company, many of our competitors have greater financial resources than we do. To improve our ability to achieve our long-term business objectives, we refinanced our senior indebtedness in February 2004. The new financing provides improved liquidity and flexibility as well as eliminates maintenance covenants and near term principal amortization that were a part of our prior credit facility.

        In addition, we continue to seek opportunities to reduce our cost structure. We continually focus on productivity and cost reduction initiatives to improve profitability. As part of this ongoing process, we are planning several initiatives to reduce operating and SG&A expenses, improve effectiveness and reduce working capital requirements. In 2003, we engaged an outside operations consultant to perform a comprehensive review of our operations and internal functions. Based on that review and with the assistance of the consultant, we have launched a comprehensive program of operational improvements that we expect will result in increased effectiveness and profitability. We believe these improvements can be implemented without a significant increase in capital expenditures or loss of productivity. This process will continue in 2004 and is expected to be fully implemented in 2005. The major components of the restructuring include:

  •
  headcount reductions and more effective manufacturing facilities;
  •
  improvements in our supply chain process; and
  •
  significant inventory reduction.

        We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005. We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $4 million of expenses in 2004. In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million. In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

        In November 2002, we announced that we would undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business and acquiring strategic lines of business. We are still in the process of this review but make no assurances that this process will result in a transaction. In 2003, we incurred approximately $2.3 million of third-party expenses for this process.

General

  Basis of Management's Discussion and Analysis

        We are organized in three divisions, which are categorized as business segments in accordance with accounting principles generally accepted in the United States ("GAAP"). Our three divisions are:

  •
  Personal Products Division;
  •
  Consumer Products Division; and
  •
  International/Corporate Sales Division.

        Our Personal Products Division accounted for 58% of our 2003 consolidated net sales. Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, supermarkets and drug classes of trade. The Infant Care product category includes the following brands:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable nurser system,	•	Diaper Genie diaper disposal system,
•	Playtex cups and mealtime products,	•	Wet Ones towelettes,
•	Playtex reusable hard bottles, and	•	Baby Magic infant toiletries,
•	Playtex pacifiers.	•	Baby Magic baby wipes, and
		•	Mr. Bubble children's bubble bath.

The Feminine Care product category includes a wide range of plastic and flushable applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
•	Playtex Gentle Glide,	•	Playtex Personal Cleansing Cloths
•	Playtex Portables,		for use in feminine hygiene, and
•	Playtex Slimfits,	•	Playtex Heat Therapy patch to
•	Playtex Silk Glide, and		alleviate discomfort associated
•	Playtex Beyond.		with menstrual pain.

        Our Consumer Products Division accounted for 23% of our 2003 consolidated net sales. Our Consumer Products Division includes a number of leading and well-recognized brands in niche categories sold in the United States primarily to mass merchandisers, supermarkets and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products,	•	Binaca breath spray and drops,
•	Woolite rug and upholstery cleaning products,	• •	Tussy deodorant, Dentax oral care products, and
•	Playtex gloves,	•	Tek toothbrushes.
•	Ogilvie at-home permanents,

        Our International/Corporate Sales Division accounted for 19% of our 2003 consolidated net sales and includes:

•	Sales to specialty classes of trade in the United States including: warehouse clubs, military, convenience stores, specialty stores, and telemarketing,	• results from our Canadian and Australian subsidiaries, • sales in Puerto Rico, • export sales, and • sales of private label tampons.

The International/Corporate Sales Division sells the same products as are available to our U.S. customers. Sales to the specialty classes of trade in the United States represented 43% of the division's consolidated net sales in fiscal 2003, down from 54% in fiscal 2002 and 52% in fiscal 2001.

Results of Operations

        Our net sales for each of the past three fiscal years 2003, 2002, and 2001 are provided based on our divisional structure (in thousands):

		Twelve Months Ended
Product Line	2003 Principal Brand Names	December 27, 2003	December 28, 2002	December 29, 2001
Personal Products Division:
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$213,548	$226,086	$231,194
Feminine Care	Playtex	164,785	196,098	190,637

Total Personal Products Division		378,333	422,184	421,831
Consumer Products Division:
Sun Care	Banana Boat	84,279	83,257	93,007
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	71,398	76,563	78,910

Total Consumer Products Division		155,677	159,820	171,917
International/Corporate Sales Division		123,711	137,083	129,770

Total		$657,721	$719,087	$723,518

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

        The following discussion presents a consolidated view of our results and, where appropriate, also provides insight to key indicators of division performance. Our results for the years ended

December 27, 2003, December 28, 2002 and December 29, 2001 are for fifty-two week periods. Our fiscal year end is on the last Saturday in December nearest to December 31.

        As a result of our adoption of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") Issue No. 01-09, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)," we reclassified certain previously reported selling, general and administrative expenses to offset net sales in fiscal 2001 to conform to our current year presentation. These reclassifications reduced both our net sales and selling, general and administrative expenses by equal and offsetting amounts and had no impact on our reported operating earnings, net income or earnings per share (see Note 2 to our consolidated financial statements). We also reclassified certain expenses from the cost of sales line item to the selling, general and administrative line item to better reflect the nature of these expenses. In addition, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, we have reclassified previously reported extraordinary losses related to retirement of debt to the operating section of the income statement and have included the related tax benefits in income taxes. We reclassified all prior year data to conform to our current year presentation.

        We also adopted, on December 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that were determined to have indefinite lives. In connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million as a cumulative effect of change in accounting principle in the first quarter of 2002 (see Note 2 to our consolidated financial statements).

        In 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc. during fiscal 1999. Accordingly, we recorded a tax benefit of $14.3 million in 2002 in anticipation of utilizing a portion of the tax capital loss to offset a capital gain related to the deferred capital gain associated with the 1988 spin-off of Playtex Apparel, Inc. ("Apparel"). This was utilized on December 15, 2003 in conjunction with the retirement of the related party notes (see Notes 7, 11 and 12 to our consolidated financial statements).

        All references to market share and market share data are for comparable 52-week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption). This information is provided to us from the ACNielsen Company and is subject to revisions. This market share data does not include scanner/consumption data from certain retailers, including Wal-Mart Stores, Inc., as they do not provide this information to third parties.

Twelve Months Ended December 27, 2003 Compared To
Twelve Months Ended December 28, 2002

Consolidated Net Sales—Our consolidated net sales decreased $61.4 million, to $657.7 million in 2003. Worldwide Feminine Care net sales decreased $38.4 million due to a lower market share in tampons as a result of the competitive launch of a new plastic applicator tampon product and the negative impact on 2003 shipments resulting from the build up in retailer inventory due to our promotional activity in late 2002. In Infant Care, worldwide net sales declined $12.3 million due to competitive activity, most notably in Baby Toiletries and a continued reduction in our non-core baby wipes business, as the declining trend in retail distribution continued. Worldwide Household Products and Personal Grooming net sales declined $8.3 million due to a continuation of the declining category trend in at-home permanents and breath sprays. Finally, worldwide Sun Care net sales declined $2.4 million, as North American sales were lower in fiscal 2003 due to unfavorable weather conditions. The decline in domestic Sun Care shipments due to unfavorable weather was partially offset by a shift in the timing of sales from the fourth quarter of 2002 into the first quarter of 2003 and higher net sales in Australia.

        The following table and analysis compares the fiscal 2003 and 2002 annual net sales for our divisions, which are categorized as business segments in accordance with GAAP (see Note 5 to our consolidated financial statements) (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	Change
Personal Products Division:
Infant Care	$213,548	$226,086	$(12,538)
Feminine Care	164,785	196,098	(31,313)

Total Personal Products Division	378,333	422,184	(43,851)
Consumer Products Division:
Sun Care	84,279	83,257	1,022
Household Products/Personal Grooming	71,398	76,563	(5,165)

Total Consumer Products Division	155,677	159,820	(4,143)
International/Corporate Sales Division	123,711	137,083	(13,372)

Total	$657,721	$719,087	$(61,366)

  Personal Products Division—Net sales decreased $43.9 million, or 10%, to $378.3 million in 2003 primarily driven by lower unit volume.

            Net sales of Infant Care products decreased $12.6 million, or 6%, to $213.5 million in 2003. This decrease was driven by: lower net sales in our non-core baby wipes business as the declining trend in retail distribution continued; slower than expected category growth due, we believe, to economic conditions; and continued competitive activities most notably in Baby Toiletries. Our dollar market share across our core Infant Care categories has been relatively stable to increasing, except in Baby Toiletries. Our dollar market share in Infant Feeding was 34% for 2003, essentially flat with 2002. In Wet Ones, our dollar market share increased 5 percentage points to 68% in 2003 while our Diaper Genie brand remained the market leader with a 93% market share. Baby Magic Toiletries continues to be impacted by competitive activity resulting in a further market share decline in 2003. We believe our core Infant Care categories are highly competitive and we will continue to defend our market share positions. We continue to focus on the introduction of new products to drive category growth and meet consumer needs. In 2004, we have a number of new products being introduced, including NaturaLatch nipple and VentAire NaturalShape nipple, and a One Step Breast Milk Storage Kit using our Drop-In sac technology, to position our offerings as the best supplement to breast-

    feeding. Other new products include the Sparklin' Sipster spill-proof cup, a clear cup with a distinctive "sparkling" look, as well as the addition of a Baby Magic Calming Milk shampoo to our baby toiletries line. We believe product innovation and modernization is a key driver of long-term success and we are committed, as a leader in the Infant Care segment, to bring better value to consumers.

            Net sales of Feminine Care products decreased $31.3 million, or 16%, to $164.8 million in 2003. This decrease is primarily related to lower shipment volume. Our dollar market share in tampons decreased 3.0 percentage points to 26.6% compared to 29.6% in the comparable period of 2002. This decline in our net sales and our dollar market share reflects the impact of extensive competitive spending in the tampon category behind the launch of a new competitive entry in the plastic applicator segment. This product launch was aimed directly at our plastic applicator tampon product and negatively impacted our shipments and market share in 2003. In addition, our promotional activities in 2002 led to a build up of inventories of our product at retailers that negatively impacted our shipments in 2003 when the product was sold through to our consumers. Our shipment patterns for the second half of 2003 were more closely aligned with consumer purchases from the retailer for this period. We introduced improved products, which reached retail shelves in the second quarter of 2003. We defended our business aggressively with advertising and promotional spending as well as product enhancements and new product offerings. The improvements to our tampon products included: a new deodorant fragrance and an improved soft pearlized plastic applicator. In January 2004, we began shipping Playtex Beyond, a new flushable applicator tampon. This tampon will be marketed toward women who want the convenience and flushability of a cardboard product with the comfort of a plastic applicator. The flushable applicator segment remains a significant portion of the tampon category (37%). We believe Beyond will provide us with an opportunity to capture a greater share of the flushable applicator market and help us regain tampon market share. Our tampon market share has stabilized over the second half of 2003, which is evidenced by the fact that our market share for the month of December 2003 was essentially equal to the market share achieved in December 2002. We will continue to focus on our core growth strategy—converting pad users to tampons and targeting young teens as they enter the feminine care market.

  Consumer Products Division—Net sales decreased $4.1 million, or 3%, to $155.7 million in 2003. The majority of the decrease was driven by lower unit volume.

            Net sales of Sun Care products increased $1.0 million, or 1%, to $84.3 million in 2003. Net sales were favorably impacted by a shift in shipments from the fourth quarter of 2002 to the first quarter of 2003. This was substantially offset by lower shipments caused by unfavorable weather patterns. The shift of early season orders out of the fourth quarter and into the first quarter of the subsequent year is a trend we encountered over the last couple of years as retail inventory build moves closer to the consumption season. The sun care category was negatively impacted by unfavorable weather patterns early in the 2003 sun care season with the category off by 5% versus the prior year, the first category decline since our acquisition of Banana Boat. As part of our initiative to reduce the impact of seasonal returns, which are typically higher in years when the weather is unfavorable, we more closely monitored customer shipments throughout the season by reviewing their inventory levels and consumption trends. This proactive process resulted in a reduced level of product returns despite the unfavorable weather impact on consumption.

            Net sales of Household Products/Personal Grooming declined $5.1 million, or 7%, to $71.4 million in 2003. This decrease is the result of lower unit shipments in Ogilvie and Binaca, despite market share gains in each product, as the at-home permanent and breath freshener categories continue to decline. Net sales for our Woolite rug and upholstery products increased over the comparable prior year due to the success of our Woolite Oxy Deep product, which was launched in 2002. Our dollar market share for Woolite increased by 3.6 percentage points in 2003 to 27.9% compared to 24.3% in 2002. In Gloves, our dollar market share decreased to 27.9% in 2003 versus 29.5% for the comparable period in 2002. This decline was due to a continuation of competitive activities and higher growth in the disposable glove segment of the category. While we offer a disposable glove product, we have a greater market share of the reusable glove segment.

  International/Corporate Sales Division—Net sales decreased $13.4 million, or 10%, to $123.7 million in 2003. A significant portion of this decrease was due to lower unit tampon sales as a result of the competitive launch noted previously and lower Sun Care net sales to the specialty classes of trade due to unfavorable weather including a reduced level of pallet sales in wholesale clubs. The decreases noted above were partially offset by the impact of favorable foreign exchange rates in Canada.

Consolidated Gross Profit—Our consolidated gross profit decreased $50.2 million, or 13%, to $340.4 million in 2003. As a percent of net sales, gross profit decreased 2.6 percentage points, to 51.7% in 2003. The decrease in gross profit and gross profit as a percent of net sales was due to the decrease in net sales, the mix of products sold and the impact of fixed manufacturing costs on lower production volumes.

Consolidated Product Contribution—Our consolidated product contribution decreased $52.2 million, or 17%, to $255.1 million in 2003. As a percent of net sales, product contribution decreased 3.9 percentage points to 38.8% in 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower gross profit. Increased advertising and sales promotion expenses, particularly as a percentage of net sales, also contributed to this decline.

        The following table and analysis compares the fiscal 2003 and 2002 annual product contribution for our divisions/segments (also see Note 5 to our consolidated financial statements) (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	Change
Personal Products Division	$154,335	$196,850	$(42,515)
Consumer Products Division	46,463	49,152	(2,689)
International/Corporate Sales Division	54,754	61,974	(7,220)
Corporate	(458)	(642)	184

Total	$255,094	$307,334	$(52,240)

  Personal Products Division—Product contribution decreased $42.5 million, or 22%, to $154.3 million in 2003. As a percent of net sales, product contribution decreased 5.8 percentage points to 40.8% in 2003. The decrease in product contribution and product contribution as a percent of net sales was due to lower net sales, the mix of products sold, the impact of fixed manufacturing costs on lower production volumes and higher advertising and sales promotion expenses, primarily to defend our tampon franchise.

  Consumer Products Division—Product contribution decreased $2.7 million, or 5%, to $46.5 million in 2003. As a percent of net sales, product contribution decreased 1.0 percentage point, to 29.8% in 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales and the mix of products sold, which contributed to lower gross profit, partially offset by lower advertising and sales promotion expenses.

  International/Corporate Sales Division—Product contribution decreased $7.2 million, or 12%, to $54.8 million in 2003. As a percent of net sales, product contribution decreased 0.9 percentage points to 44.3% in 2003. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales and the mix of products sold, which resulted in lower gross profit, and increased promotional expenses.

Restructuring and Asset Impairment—Fiscal 2003 includes $3.9 million in restructuring costs, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program, related to our comprehensive program of operational improvements. This is compared with the prior year restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements).

Consolidated Operating Earnings—Our consolidated operating earnings decreased $55.7 million, or 39%, to $85.8 million in 2003. The decrease in operating earnings was the result of our lower gross profit and lower product contribution. Also as discussed above, fiscal 2003 includes $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003. It also includes $2.3 million of third-party expenses related to the evaluation of strategic alternatives for maximizing shareholder value and includes $3.8 million of litigation costs associated with the defense of our tampon business. These costs are included in SG&A. Additionally, we incurred higher pension and postretirement expenses in 2003 of $2.8 million, net of a $0.4 million curtailment gain, due to a lower discount rate assumption and lower expected returns on pension plan assets. Finally, $1.7 million of out-of-period adjustments positively impacted operating earnings in 2003. This is compared with the prior year period operating earnings which included a restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements).

Consolidated Interest Expense—Our consolidated interest expense decreased $4.5 million, or 8%, to $55.0 million in 2003. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt decreased $44.8 million in 2003, or 5%, as a result of the continued strategy to reduce our outstanding indebtedness. Our debt reduction since the beginning of fiscal 2002 is as follows:

  •
  we redeemed $20.0 million principal amount of 6% Convertible Notes on November 6, 2002, an additional $20.0 million of principal on April 24, 2003, and the remaining $10.0 million of principal on September 19, 2003;

  •
  we paid down $21.8 million of our variable rate indebtedness as part of the May 29, 2002 amendment to our then existing credit facility;

    •
    we made three scheduled $2.25 million payments on our Term C Loan; one in September of 2002, another in May 2003 and another in August 2003;

    •
    we used our revolver to meet borrowing needs primarily associated with peaks in working capital requirements throughout this period.

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in 2003 was 4.25% compared to 4.50% in 2002.

Expenses Related to Retirement of Debt—On May 29, 2002, we amended our then outstanding Credit Facility and issued a $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our then outstanding obligations under our then outstanding Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8 to our consolidated financial statements). We recorded a pretax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan. In accordance with SFAS No. 145, we have reclassified the $5.9 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

Consolidated Other Expenses—Our consolidated other expenses decreased $0.7 million, or 26%, to $2.0 million in 2003. The amount charged to other expenses primarily represents the fees to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the receivables facility (see Note 9 to our consolidated financial statements). Since this cost is based, in part, on short-term interest rates, it has declined in comparison to 2002 as interest rates have declined.

Consolidated Income Taxes—Our consolidated income taxes decreased $1.5 million, or 13%, to $10.6 million in 2003. As a percent of pretax earnings, our effective tax rate increased 20.2 percentage points to 36.7% of earnings before income taxes and cumulative effect of change in accounting principle. Included in the 2003 effective tax rate is a benefit of approximately $0.5 million related to the reversal of tax reserves associated with tax years where the statute of limitations for assessment has expired. Absent this benefit, the 2003 effective tax rate would have been approximately 38.2%. This is compared to 2002, during which we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 12 to our consolidated financial statements). The new regulations permitted us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care, Inc., which we sold during fiscal 1999. The remaining tax benefit associated with the sale of Playtex Beauty Care, Inc. of $34.8 million has been fully reserved by a valuation allowance, as we do not currently expect to realize it. As noted previously, we are reviewing various strategic alternatives, some of which may provide an opportunity to utilize a portion or all of the capital loss carryforward prior to its expiration. Another benefit, recognized in 2002, was the reversal of tax reserves associated with the favorable settlement of a foreign tax audit in Canada. Excluding the benefit of the previously disallowed capital loss and the benefit related to the foreign tax audit settlement, our effective tax rate in 2002 would have been approximately 39.1%.

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

        The following table and analysis compares the fiscal 2002 and 2001 annual net sales for our divisions, which are categorized as business segments in accordance with GAAP (also see Note 5 to our consolidated financial statements) (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	Change
Personal Products Division:
Infant Care	$226,086	$231,194	$(5,108)
Feminine Care	196,098	190,637	5,461

Total Personal Products Division	422,184	421,831	353
Consumer Products Division:
Sun Care	83,257	93,007	(9,750)
Household Products/Personal Grooming	76,563	78,910	(2,347)

Total Consumer Products Division	159,820	171,917	(12,097)
International/Corporate Sales Division	137,083	129,770	7,313

Total	$719,087	$723,518	$(4,431)

        Personal Products Division—Net sales increased $0.4 million, to $422.2 million in 2002.

            Net sales of Infant Care products decreased $5.1 million, or 2%, to $226.1 million in 2002. Excluding the results of our non-core Baby Wipes business, our net sales were essentially flat in 2002 versus 2001. The Infant Care category was extremely competitive, especially in our Infant Feeding and Baby Toiletries businesses. During 2002, a number of new products were introduced in these categories such as our Insulator Spill-Proof Cup and Baby Magic Calming Milk products. Our dollar market share in Infant Feeding decreased 2.1 percentage points in 2002 and our Baby Toiletries dollar market share decreased 0.3 percentage points compared to 2001. While our market share in these categories declined overall in 2002, market share in Infant Feeding stabilized in 2003.

            Net sales of Feminine Care products increased $5.5 million, or 3%, to $196.1 million in 2002. Our dollar market share in tampons decreased 0.3 percentage points in 2002, to 29.6%, from 29.9% in 2001. We gained market share in tampons for the first nine months of 2002. In the third quarter of 2002, a major competitor launched a new product in the plastic applicator segment of the tampon market, where we currently hold a market share leading position. Significant levels of advertising and promotional spending supported their new product launch. We defended our tampon brand by aggressively promoting our products in the fourth quarter of 2002 to ensure our consumers had pantry inventory during the launch of the competitive product. As a result of the competitive launch and the related promotions, our dollar market share in tampons declined from 30.3% for the four-week period ended September 28, 2002, to 26.6% for the four-week period ended December 28, 2002. Our comparable net sales results benefited from Playtex Heat Therapy, a new product that we introduced late in the second quarter of 2002, and Playtex Personal Cleansing Cloths, which were introduced in the first quarter of 2001. Playtex Heat Therapy is merchandised as a complementary product in the feminine care aisle. Playtex Personal Cleansing Cloths, pre-moistened towelettes for feminine hygiene, continue to grow as the number one brand in a small but growing complementary segment for our Feminine Care line.

        Consumer Products Division—Net sales decreased $12.1 million, or 7%, to $159.8 million in 2002.

            Net sales of Sun Care products decreased $9.7 million, or 10%, to $83.3 million in 2002. Our results, at retail, benefited from two new products for the 2002 sun care season: VitaSkin and Indoor Tanning. Our net sales decline was primarily due to a reduction in shipments in the third quarter of 2002 and a shifting of shipments from the fourth quarter of 2002 into the first quarter of 2003. Each of these efforts were a part of our overall strategy to reduce the impact of Sun Care product returns. In addition, we reduced net sales by $3.3 million in the second quarter of 2002 as a result of higher than anticipated 2001 Sun Care season returns. Our dollar market share of the sun care category was 21.7% in 2002. For the 2003 sun care season, we introduced two new Banana Boat lines, Suntanicals and Baby Magic by Banana Boat in addition to new VitaSkin and Indoor Tanning products.

            Net sales of Household Products/Personal Grooming decreased $2.4 million, or 3%, to $76.5 million in 2002. The net sales decline was due to category weakness in each of the core categories in which we compete. Retail consumption of the rug and upholstery cleaning category decreased 3.8%, household gloves decreased 4.2%, the at-home permanents/straighteners category decreased 14.7% and the breath freshener (spray and drops) category decreased 22.5% compared to 2001. All of our core products, except Gloves, exceeded category performance and increased their respective annual dollar market shares compared to 2001. Our Woolite results benefited from two new products: Woolite Power Shot and Woolite Oxy Deep, introduced in the third quarter of 2002. Ogilvie increased its dollar market share 1.2 percentage points in 2002, to 72.1%, of the at-home permanents/straighteners category while Binaca increased its dollar market share 2.8 percentage points, to 38.5%, of the breath freshener (spray and drops) category. In Gloves, our dollar market share decreased 2.1 percentage points in 2002, to 29.5% of the household gloves category as a result of competitive activities including increased private label activity.

  International/Corporate Sales Division—Net sales increased $7.3 million, or 6%, to $137.1 million in 2002. A significant portion of this increase was due to higher Sun Care net sales to the specialty classes of trade, primarily wholesale club stores. Net sales in the U.S. specialty classes of trade increased 10% in 2002 and our international net sales were essentially flat compared to 2001.

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

        The following table and analysis compares the fiscal 2002 and 2001 annual product contribution for our divisions/segments (also see Note 5 to our consolidated financial statements) (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	Change
Personal Products Division	$196,850	$192,301	$4,549
Consumer Products Division	49,152	57,047	(7,895)
International/Corporate Sales Division	61,974	58,457	3,517
Corporate	(642)	(926)	284

Total	$307,334	$306,879	$455

  Personal Products Division—Product contribution increased $4.5 million, or 2%, to $196.9 million in 2002. As a percent of net sales, product contribution increased 1.0 percentage point to 46.6% in 2002. The increase in product contribution and product contribution as a percent of net sales was due to higher net sales, favorable product cost and lower advertising and sales promotion expenses. Also, we reduced our reserves for certain advertising and sales promotional programs conducted prior to 2002 by $1.7 million based on the actual costs of these programs versus our original estimates.

  Consumer Products Division—Product contribution decreased $7.9 million, or 14%, to $49.2 million in 2002. As a percent of net sales, product contribution decreased 2.4 percentage points to 30.8% in 2002. The decrease in product contribution and product contribution as a percent of net sales was due primarily to lower net sales, lower gross profit and higher advertising and sales promotion expenses. Contributing to the decrease were higher than expected returns from the 2001 sun care season, which negatively impacted our reported product contribution by $2.0 million.

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

Restructuring and Asset Impairment—Fiscal 2002 included a restructuring and asset impairment charge of $7.6 million related to the closure of our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was $4.2 million and severance and other exit costs related to the termination of employees were estimated at $3.4 million. (see Note 3 to our consolidated financial statements).

Consolidated Operating Earnings—Our consolidated operating earnings increased $7.5 million, or 6%, to $141.5 million in 2002. The increase in operating earnings was a result of a reduction of $21.1 million of amortization expense, in 2002, associated with our implementation of SFAS No. 142. In accordance with SFAS No. 142, we stopped the amortization of goodwill and other intangible assets with indefinite lives on December 29, 2001, the beginning of our 2002 fiscal year (see Note 2 to our consolidated financial statements). Assuming SFAS No. 142 was implemented on December 31, 2000, the start of our fiscal year 2001, our operating earnings would have decreased $13.6 million, or 10.2% compared to 2001. This decrease was the result of a restructuring and asset impairment charge of $7.6 million related to the closing of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements) and a 3% increase in our selling, general and administrative expenses.

Consolidated Interest Expense, Net—Our consolidated interest expense decreased $16.3 million, or 22%, to $59.5 million in 2002. The decrease in interest expense was due to the combined impact of:

  •
  Lower average debt balances. Our average debt decreased $55.2 million in 2002, or 6% as a result of:

  •
  the utilization of the Receivables Facility established in May 2001 (see Note 9 to our consolidated financial statements),

  •
  our repayment of the $471.8 million outstanding on the Term A and Term B Loans, on May 29, 2002, with the issuance of a new $450.0 million Term C Loan and $21.8 million of cash (see Note 8 to our consolidated financial statements),

  •
  our redemption of $20.0 million principal amount of Convertible Notes on November 6, 2002 (see Note 8 to our consolidated financial statements), and

  •
  lower average borrowings on the Revolving Credit Facility.

  •
  Lower interest rates when compared to the prior year. Our weighted average variable interest rate in 2002 was 4.50% compared to 6.85% in 2001. The lower rates were due to a favorable interest rate environment as well as favorable pricing on our Term C Loan.

Expenses Related to Retirement of Debt—On May 29, 2002, we amended our Credit Facility and issued a new $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our Term A Loan and Term B Loan, which collectively totaled $471.8 million (see Note 8 to our consolidated financial statements). We recorded a pretax extraordinary loss during the second quarter ended June 29, 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to our Term A Loan and Term B Loan. In accordance with SFAS No. 145, we have reclassified the $5.9 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        In the second quarter of 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million as a result of the refinancing of our senior indebtedness (see Note 8 to our consolidated financial statements). Also, in accordance with SFAS No. 145, we have reclassified the $32.2 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $12.8 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

Consolidated Other Expenses—Our consolidated other expenses increased $0.6 million, or 26%, to $2.7 million in 2002. In late May 2001, we entered into a receivables purchase agreement with a third party as part of the 2001 refinancing transaction (see Notes 8 and 9 to our consolidated financial statements). The amount charged to other expenses represents the fees to the third party on the sale of receivables and the amortization of deferred financing costs associated with the formation of the Receivables Facility. The increase in 2002 was due to having the receivables facility available to us for the full fiscal year.

Consolidated Income Taxes—Our consolidated income taxes decreased $0.2 million, or 2%, to $12.1 million in 2002. As a percent of pretax earnings, our effective tax rate decreased 35.1 percentage points to 17.0% of earnings before income taxes and cumulative effect of change in accounting principle. In the first quarter of 2002, we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 12 to our consolidated financial statements). The new regulations permitted us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care, Inc. which we sold during fiscal 1999. Another benefit, recognized in 2002, was the reversal of tax reserves associated with the favorable settlement of a foreign tax audit in Canada. Excluding the benefit of the previously disallowed capital loss and the benefit related to the foreign tax audit settlement, our effective tax rate in 2002 would have been approximately 39.1%. Our effective tax rate is below our historical average tax rate, because we ceased the amortization of goodwill and intangible assets with indefinite lives as a result of our adoption of SFAS No. 142 in 2002 (see Note 2 to our consolidated financial statements). A large portion of the goodwill amortization we recorded in previous periods was non-deductible for tax purposes, which resulted in a higher effective tax rate.

Cumulative Effect of Change in Accounting Principle—In connection with the adoption of SFAS No. 142 (see Note 2 to our consolidated financial statements), we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept as prescribed by SFAS No. 142. We recorded an after-tax impairment charge of $12.4 million, net of income tax benefits of $7.1 million, as a cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 142. The impairment related to certain trademarks of Personal Care Holdings, Inc., which we acquired on January 28, 1998. We determined the fair values of all of our trademarks at December 29, 2001 and compared them with their carrying values. The trademarks impacted by this write-off included our non-core brands of: Chubs, Diaparene, Tussy, Dorothy Gray, and Better Off.

Liquidity and Capital Resources

2004 Refinancing

        As fully described in Notes 8, 9 and 22 of our consolidated financial statements, on February 19, 2004, we refinanced our indebtedness under our existing Credit Facility (the "2004 Refinancing Transaction"). This refinancing provides greater flexibility and liquidity to pursue our stated strategy. Additionally, it eliminates the maintenance covenants and near term principal amortization requirements that were part of our prior credit facility (see Note 22 to our consolidated financial statements for discussion of restrictions and limitations on our new indebtedness). Proceeds from this refinancing transaction were used to pay-off our outstanding indebtedness under our existing credit agreement (see Note 8 to our consolidated financial statements) and to terminate the receivables facility (see Note 9 to our consolidated financial statements). The 2004 Refinancing Transaction consisted of:

  •
  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the "8% Notes"), and

  •
  a five-year $150.0 million variable rate credit facility (the "New Credit Facility"), comprised of:

  •
  a $7.5 million Term Loan (the "New Term Loan"), and

  •
  a $142.5 million Revolving Credit Facility (the "New Revolver").

        The availability under the New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility. As of the closing date of the New Credit Facility, February 19, 2004, our availability under the New Revolver, based on our borrowing base calculation, was $92.1 million.

        Pricing for the New Credit Facility is the London Inter-Bank Offer Rate ("LIBOR") plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver. As a result of the 2004 Refinancing Transaction, we will pay an estimated $12.2 million in fees and expenses, which will be deferred and amortized over the term of the 8% Notes and the New Credit Facility. Additionally, on February 19, 2004, we repurchased on the open market $10.0 million of our 9 3/8% Senior Subordinated Notes due June 1, 2011 (the "9 3/8% Notes"). In conjunction with this refinancing, we wrote off approximately $6.6 million in unamortized deferred financing fees associated with the 2001 refinancing transaction and related amendments.

        As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. Our indebtedness at December 27, 2003 was comprised of $350.0 million of 9 3/8% Notes and $443.3 million of variable rate indebtedness at a weighted average interest rate of 4.73%. Had the 2004 Refinancing Transaction occurred at December 27, 2003, we estimate our debt would have consisted of $460.0 million of 8% Notes, $350.0 million of 9 3/8% Notes and approximately $18.0 million of variable rate indebtedness under the New Credit Facility. As such, under our new borrowing structure, we estimate that our total weighted average interest rate at December 27, 2003 would have increased by approximately 1.7 percentage points. It should be noted that the 2004 Refinancing Transaction substantially reduced our variable rate indebtedness. As a result, our exposure to changing interest rates is dramatically reduced. A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness.

2003 Year-End Debt Structure

        At December 27, 2003, long-term debt (including current portion but excluding obligations due to related party) was $793.3 million compared to $827.8 million at December 28, 2002. We redeemed $20.0 million of the 6% Convertible Notes on April 24, 2003 and the remaining $10.0 million was redeemed on September 19, 2003. We made a scheduled principal payment of $2.25 million on our then outstanding Term C Loan in May of 2003 and another payment of $2.25 million in August of 2003.

        At December 27, 2003, the undivided fractional interest sold by Playtex A/R LLC to a third party commercial paper conduit under our then outstanding Receivables Facility was $21.0 million, down $18.0 million from $39.0 million at December 28, 2002. As noted previously, the then outstanding receivables facility was terminated on February 19, 2004 as a result of the 2004 Refinancing Transaction.

        At December 27, 2003, we were in breach of one of our financial covenant ratios under the then existing Credit Facility. In conjunction with the 2004 Refinancing Transaction, which closed on February 19, 2004, we completed a refinancing of the outstanding borrowings under our then existing Credit Facility of $443.3 million and, therefore, have presented this debt amount, exclusive of the current portion, as long-term in the accompanying consolidated balance sheet at December 27, 2003.

        Our then outstanding Credit Facility also included limitations and restrictions on our:

• indebtedness and liens, • major acquisitions or mergers, • capital expenditures and asset sales,	• certain dividends and other distributions, • prepayment and modification of all indebtedness or equity capitalization, and • the application of excess cash flow.

Contractual Obligations

        The following table summarizes our contractual obligations at December 27, 2003, after giving effect to the 2004 Refinancing Transaction, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$793,250	$—	$—	$—	$793,250
Operating lease obligations	26,888	10,452	10,092	2,405	3,939
Purchase obligations	8,929	3,839	2,739	820	1,531

Total	$829,067	$14,291	$12,831	$3,225	$798,720

Cash Flows Analysis

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
(In thousands)
Net cash flows from operations	$47,159	$77,797	$127,394
Net cash flows used for investing activities	(18,564)	(17,420)	(20,450)
Net cash flows used for financing activities	(34,493)	(62,880)	(82,761)
Effect of exchange rate changes on cash	1,746	102	(459)

2003 Cash Flows Analysis

Cash Flows from Operations—Our net cash flows from operations decreased $30.6 million, to $47.2 million in fiscal 2003. The decrease in net cash flows from operations was primarily due to lower net earnings, after adjusting for non-cash items, offset in part by lower working capital requirements.

        At December 27, 2003, our working capital (current assets net of current liabilities) decreased $0.9 million to $114.0 million compared to $114.9 million at December 28, 2002.

  •
  Total current assets decreased $85.0 million at December 27, 2003 compared to December 28, 2002. The decrease was primarily the result of the $80.0 million related party note that came due and was settled in December 2003. All other current assets decreased $5.0 million compared to 2002. Inventories decreased $6.7 million, to $78.4 million, at December 27, 2003. The decline in inventories was due primarily to the timing of inventory build for certain seasonal businesses and operational efforts to reduce inventory levels. Cash balances decreased $4.2 million, to $27.5 million, at December 27, 2003. Our retained interest in receivables increased $4.9 million, to $64.6 million at December 27, 2003, as overall receivables declined due to lower net sales but this was more than offset by the impact of the decrease in receivables sold to the third party conduit. All other current assets increased by $1.0 million at December 27, 2003 compared to December 28, 2002.

  •
  Total current liabilities decreased $84.1 million at December 27, 2003 compared to December 28, 2002. The decrease was primarily the result of the $78.4 million related party note that came due and was settled in December 2003. Accounts payable declined $7.8 million due, in part, to lower inventories. Our accounts payable levels tend to be higher at the end of the fourth quarter due to expanded production for the sun care season. Accrued expenses decreased $1.0 million at December 27, 2003 compared to December 28, 2002. Income taxes payable increased $3.1 million at December 27, 2003 compared to December 28, 2002.

Cash Flows Used for Investing Activities—Our cash flows used for investing activities represented capital expenditures for equipment and facility improvements of $18.6 million in 2003. These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2004 are expected to be in the $17.0 million to $18.0 million range.

Cash Flows Used for Financing Activities—Our cash flows used for financing activities of $34.5 million in 2003 represented long-term debt repayments on the 6% Convertible Notes and our Term C Loan, as well as the impact of the net settlement of notes due from/to a related party.

        We intend to fund our operating cash, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the New Revolver through fiscal 2009. However, we do not expect to generate sufficient cash flows from operations to make the $460.0 million scheduled principal payment on the 8% Notes nor the $350.0 million 9 3/8% Notes both due in fiscal 2011. Accordingly, we will have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

2002 Cash Flows Analysis

Cash Flows from Operations—Our net cash flows from operations decreased $49.6 million, to $77.8 million in fiscal 2002. The decrease in net cash flows from operations was primarily the result of the establishment of the receivable facility in 2001, where we sold an undivided fractional share of all eligible accounts receivable.

Cash Flows Used for Investing Activities—Our cash flows used for investing activities represented capital expenditures for equipment and facility improvements of $17.4 million in 2002 compared to $20.5 million in 2001. In both periods, these expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities.

Cash Flows Used for Financing Activities—Our cash flows used for financing activities of $62.9 million in 2002 was primarily the result of long-term debt repayments that consisted of: $20 million on the 6% Convertible Notes, $17.0 million under our then existing Credit Facility, and $474.1 on the Term Loans offset, in part, by the issuance of the $450.0 million Term C Loan.

Operational Reorganization

        We continually focus on productivity and cost reduction initiatives to improve profitability. As part of this ongoing process, we are planning several initiatives to reduce operating and SG&A expenses, improve effectiveness and reduce working capital requirements. In 2003, we engaged an outside operations consultant to perform a comprehensive review of our operations and internal functions. Based on that review and with the assistance of the consultant, we have launched a comprehensive program of operational improvements that we expect will result in increased effectiveness and profitability. We believe these improvements can be implemented without a significant increase in capital expenditures or loss of productivity. This process will continue in 2004 and is expected to be fully implemented in 2005. The major components of the restructuring include:

  •
  headcount reductions and more effective manufacturing facilities;
  •
  improvements in our supply chain process; and
  •
  significant inventory reduction.

        We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005. We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $4 million of expenses in 2004. In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million. In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

Strategic Alternatives

        In November 2002, we announced that we would undertake a process to evaluate strategic alternatives for maximizing shareholder value. The strategic alternatives include, but are not limited to, business combinations with one or more parties to form a larger personal care and household products company, selling the entire company, divesting one or more lines of business and acquiring strategic lines of business. We are still in the process of this review but make no assurances that this process will result in a transaction. In 2003, we incurred approximately $2.3 million of third-party expenses for this process.

Off Balance Sheet Arrangements

        On occasion we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties. At December 27, 2003, we had two-off balance sheet arrangements.

        On May 22, 2001, we entered into the Receivables Facility through a wholly-owned, special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC (see Note 9 to our consolidated financial statements). Through the Receivables Facility, we sold, on a continuous basis to Playtex A/R LLC, substantially all of our domestic customers' trade invoices that we generated. Playtex A/R LLC sold to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in those trade accounts receivable. We believe the Receivables Facility was beneficial to us as: (1) we converted trade receivables to cash faster, and (2) although we sold our invoices to Playtex A/R LLC at a discount and paid fees to the Conduit, those expenses were lower than our borrowing costs under the Credit Facility. We sold $21.0 million of undivided fractional interest in our receivables at December 27, 2003 and $39.0 million of undivided fractional interest in our receivables at

December 28, 2002, through the receivables facility. Subsequent to December 27, 2003, the receivables facility was terminated in conjunction with the 2004 Refinancing Transaction, as previously discussed.

        We also enter into operating leases with unaffiliated third parties. These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. At December 27, 2003 we had, in aggregate, approximately $26.9 million of committed expenses associated with operating leases that are not reflected on our consolidated balance sheet as a liability, in accordance with GAAP. We believe operating leases are beneficial to us by allowing us to match the cost of the asset with the benefits derived from it. Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

Application of Critical Accounting Policies

        The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,
  •
  the reported amounts and classification of assets and liabilities, and
  •
  the disclosure of contingent assets and liabilities.

        Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

        Key areas where assumptions and estimates are used include:

        Sun Care Returns—Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. We allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has been shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. We offer a variety of extended terms options, due to the seasonal nature of sun care, for qualified customers. In all cases, these extended terms require substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season and inventory positions at key retailers as we move through the sun care season. We monitor shipment activity and inventory levels at key retailers during the season in an effort to gauge potential returns issues. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. Based on our 2003 Sun Care results, each percentage point change in our returns rate would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

        Bad Debt Reserves—The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses are developed using historical experience, analysis of our accounts receivable aging and the overall credit worthiness of our portfolio of customers. Reserve balances are based on the best information available to us and are re-evaluated and adjusted as additional information is received. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings.

        Promotion Accruals—We offer a variety of sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in store display incentives and consumer coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves the use of judgment related to performance and redemption estimates. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events. Accruals for consumer coupons are made at the time the coupon is distributed. These estimates are made utilizing the value of the coupon and the expected redemption rates. Expected redemption rates are determined using historical redemption experience for similar programs. We monitor monthly redemption activity with the assistance of a third party, which tracks actual redemptions and provides updated estimates for future redemptions of the coupons. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

        Pension and Postretirement Benefits—Included in our results of operations are pension and postretirement costs and credits, which are measured using actuarial valuations. Inherent in these valuations are key assumptions including assumptions about discount rates, expected return on plan assets, annualized increases in salaries and wages, the future number of participants and the future cost of health care. These assumptions are updated on an annual basis. We are required to consider market conditions, including changes in interest rates, in making these assumptions.

        Long-Lived Assets—Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgment and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, and as such, may differ from actual cash flows.

        Goodwill and Indefinite-Lived Intangible Assets—Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long-lived assets, and for the selection of an appropriate discount rate. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. We use our judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired.

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements and became effective for us starting in fiscal 2003. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Starting in 2003, any gain or loss on extinguishment of debt, previously classified as an extraordinary item in prior periods presented, that does not meet the criteria of APB No. 30 for such classification, will be reclassified to conform to the provisions of SFAS No. 145. In accordance with SFAS No. 145, we have reclassified the 2002 $5.9 million pretax extraordinary loss and the 2001 $32.2 million pretax extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million and $12.8 million, respectively, to reclassify the tax benefits of these transactions in accordance with the new accounting standard.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position ("FSP") No. 46-6. This interpretation delays the effective date for VIEs created prior to February 1, 2003 and is effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

        In December 2003, the FASB issued SFAS No. 132 R, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 R in its consolidated financial statements for the year ended December 27, 2003.

        In January 2004, the FASB issued an FSP on SFAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")." The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and we expect that this legislation will eventually reduce our costs for some of these programs. We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions. Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance. This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$657,721	$719,087	$723,518
Cost of sales	317,301	328,433	333,807

Gross profit	340,420	390,654	389,711

Operating expenses:
Selling, general and administrative	249,810	240,620	233,660
Restructuring and asset impairment	3,873	7,599	—
Amortization of intangibles	903	928	22,060

Total operating expenses	254,586	249,147	255,720

Operating earnings	85,834	141,507	133,991
Interest expense, including related party interest expense of $11,644 for 2003 and $12,150 for 2002 and 2001, net of related party interest income of $11,502 for 2003 and $12,003 for 2002 and 2001	55,038	59,543	75,861
Expenses related to retirement of debt	—	5,882	32,165
Other expenses	1,975	2,653	2,103

Earnings before income taxes and cumulative effect of change in accounting principle	28,821	73,429	23,862
Income taxes	10,589	12,102	12,317

Earnings before cumulative effect of change in accounting principle	18,232	61,327	11,545
Cumulative effect of change in accounting principle, net of $7,141 tax benefit	—	(12,423)	—

Net earnings	$18,232	$48,904	$11,545

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.30	$1.00	$0.19
Cumulative effect of change in accounting principle	—	(0.20)	—

Earnings per share—Basic	$0.30	$0.80	$0.19

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.30	$0.98	$0.19
Cumulative effect of change in accounting principle	—	(0.19)	—

Earnings per share—Diluted	$0.30	$0.79	$0.19

Weighted average common shares and equivalent common shares outstanding:
Basic	61,216	61,148	61,007
Diluted	61,227	63,948	61,115

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$27,453	$31,605
Receivables, less allowance for doubtful accounts	23,478	27,735
Retained interest in receivables	64,633	59,774
Inventories	78,413	85,160
Due from related party	—	80,017
Deferred income taxes, net	8,994	8,130
Income taxes receivable	3,826	—
Other current assets	8,370	7,782

Total current assets	215,167	300,203
Net property, plant and equipment	125,425	121,199
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	138,271	139,174
Deferred financing costs	13,109	13,592
Other noncurrent assets	7,019	9,712

Total assets	$993,298	$1,078,187

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,306	$47,088
Accrued expenses	53,242	54,217
Due to related party	—	78,386
Income taxes payable	4,169	1,086
Current maturities of long-term debt	4,500	4,500

Total current liabilities	101,217	185,277
Long-term debt	788,750	823,250
Other noncurrent liabilities	16,404	14,526
Deferred income taxes, net	59,139	49,601

Total liabilities	965,510	1,072,654

Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at December 27, 2003 and at December 28, 2002	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (accumulated deficit)	(498,539)	(516,771)
Accumulated other comprehensive earnings (loss)	(518)	(4,541)

Total stockholders' equity	27,788	5,533

Total liabilities and stockholders' equity	$993,298	$1,078,187

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE EARNINGS
(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance, December 30, 2000	60,971	$609	$523,706	$(577,220)	$(3,158)	$(56,063)
Net earnings	—	—	—	11,545	—	11,545
Foreign currency translation adjustment	—	—	—	—	(731)	(731)

Comprehensive earnings						10,814
Stock issued to employees exercising stock options	73	1	678	—	—	679

Balance, December 29, 2001	61,044	610	524,384	(565,675)	(3,889)	(44,570)
Net earnings	—	—	—	48,904	—	48,904
Foreign currency translation adjustment	—	—	—	—	111	111
Minimum pension liability adjustment	—	—	—	—	(763)	(763)

Comprehensive earnings						48,252
Stock issued to employees exercising stock options	172	2	1,849	—	—	1,851

Balance, December 28, 2002	61,216	612	526,233	(516,771)	(4,541)	5,533
Net earnings	—	—	—	18,232	—	18,232
Foreign currency translation adjustment	—	—	—	—	4,075	4,075
Minimum pension liability adjustment	—	—	—	—	(52)	(52)

Comprehensive earnings						22,255

Balance, December 27, 2003	61,216	$612	$526,233	$(498,539)	$(518)	$27,788

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from operations:
Net earnings	$18,232	$48,904	$11,545
Non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of tax benefit	—	12,423	—
Asset impairment charge	—	4,222	—
Expenses related to retirement of debt	—	5,882	32,165
Amortization of intangibles	903	928	22,060
Amortization of deferred financing costs	2,107	2,138	2,923
Depreciation	14,102	14,011	13,140
Deferred income taxes	8,748	2,342	12,902
Prepaid pension asset and postretirement benefits	4,815	1,959	(669)
Other, net	671	477	238
Changes in working capital items, net of effects of business acquisitions:
Decrease (increase) in receivables and retained interests	759	(3,609)	46,955
Decrease (increase) in inventories	8,176	(2,940)	2,795
(Increase) in other current assets	(512)	(986)	(1,390)
(Increase) in taxes receivable	(3,826)	—	—
(Decrease) increase in accounts payable	(7,744)	3,331	(7,563)
Increase (decrease) in income taxes payable	2,917	(977)	(2,529)
(Decrease) in accrued expenses and other liabilities	(2,189)	(10,308)	(5,178)

Net cash flows from operations	47,159	77,797	127,394
Cash flows used for investing activities:
Purchases of property, plant and equipment	(18,564)	(16,445)	(19,950)
Intangible assets acquired	—	(975)	(500)

Net cash flows used for investing activities	(18,564)	(17,420)	(20,450)
Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under revolving credit facilities	—	(17,000)	17,000
Long-term debt borrowings	—	450,000	850,000
Long-term debt repayments	(34,500)	(494,050)	(909,763)
Payment of debt extinguishment fees and related expenses	—	—	(21,177)
Payment of financing costs	(1,624)	(3,681)	(19,500)
Proceeds from net settlement of related party notes	1,631	—	—
Issuance of shares of common stock	—	1,851	679

Net cash flows used for financing activities	(34,493)	(62,880)	(82,761)
Effect of exchange rate changes on cash	1,746	102	(459)

(Decrease) increase in cash and cash equivalents	(4,152)	(2,401)	23,724
Cash and cash equivalents at beginning of period	31,605	34,006	10,282

Cash and cash equivalents at end of period	$27,453	$31,605	$34,006

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$53,148	$55,939	$77,773
Income taxes, net of refunds	$2,472	$10,527	$1,926

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Description of Business—We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products. Our brand name recognition, consumer-focused product innovation, acquisition strategy and well-established distribution channels have enabled us to maintain a leading market position in attractive product categories. Our lines of business include Infant Care, Feminine Care, Sun Care and Household and Personal Grooming products.

        Principles of Consolidation—Our consolidated financial statements include the accounts of Playtex Products, Inc. and all of our subsidiaries ("Playtex Products, Inc."). All significant intercompany balances have been eliminated.

        Revenue Recognition—We derive revenue from the sale of consumer products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue is recognized when the following conditions are met: a purchase order submitted by a customer has been received; the selling price is fixed or determinable; products have been shipped and title transferred; and there is reasonable assurance of collectibility. Amounts invoiced to customers, net of returns, are included in determining net sales. Estimated shipping and handling costs are considered in establishing product prices billed to customers.

        Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. We accrue for damaged product and shipping discrepancies, and thus reduce net sales, based on historical experience related to these type of returns. We allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has been shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with accounting principles generally accepted in the United States ("GAAP"). Customers are required to pay for the Sun Care product purchased during the season under the required terms. We offer a variety of extended terms options, due to the seasonal nature of sun care, for qualified customers. In all cases, these extended terms require substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season.

        We routinely commit to customer trade promotions and consumer coupon programs that require us to estimate and accrue the ultimate costs of such programs. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics, and other trade promotion activities conducted by the customer. We accrue a liability at the end of each period for the estimated expenses incurred, but unpaid, for these programs. Costs of trade promotions and consumer coupons are recorded as a reduction of net sales.

        Cost of Sales—Our cost of sales represents the costs directly related to the manufacture and distribution of our products. These costs primarily include: raw materials and packaging, contract packer fees, freight, direct labor and operating costs for our manufacturing facilities, and manufacturing-related expenses including salary, bonuses and benefit costs.

        Selling, General and Administrative ("SG&A")—SG&A expense primarily includes: the cost of media, advertising and other marketing costs; selling expenses; warehousing and product handling costs; research and development expenses; and other administrative costs.

        Research and Development—Research and development costs are expensed as incurred and amounted to $16.3 million in fiscal 2003, $15.2 million in fiscal 2002 and $13.9 million in fiscal 2001. These costs are included in SG&A.

        Advertising and Promotion Expenditures—Costs associated with advertising and promotion are expensed as incurred. Media advertising production costs are expensed the first time the advertising takes place. Our advertising and promotion expenditures were $85.3 million in fiscal 2003, $83.3 million in fiscal 2002 and $82.8 million in fiscal 2001. These costs are included in SG&A.

        Cash and cash equivalents—Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include material, labor and manufacturing overhead.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on the straight-line method over the estimated useful life of the respective asset. Our estimated useful life for significant fixed asset classes is as follows:

•	land improvements range from 15 to 40 years,	•	machinery and equipment range from 4 to 20 years, and
•	building and improvements range from 20 to 40 years,	•	furniture and fixtures range from 5 to 10 years.
•	computer hardware and software 3 to 4 years,

        Capitalized Software Costs—We follow the accounting guidance for capitalized software costs as specified in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We capitalize significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

        Intangible Assets—Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. We recorded a charge upon adoption of SFAS No. 142 of $12.4 million, net of $7.1 million in tax benefits, in the first quarter of 2002, reported as a cumulative effect of change in accounting principle (see Note 2). We conducted the required annual impairment review during the second quarter of 2003 and 2002 and did not identify any goodwill or intangible asset impairment.

        Long-Lived Assets—We review long-lived assets, including fixed assets and intangible assets with definitive lives, such as patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We follow the guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization of patents is expected to be approximately $0.9 million in 2004 and $0.8 million a year in fiscal 2005 through fiscal 2008.

        Deferred Financing Costs—Expenses incurred to issue long-term debt have been capitalized and are being amortized on a straight line basis, which approximates the effective yield method, over the life of the related debt agreements and are included as a component of interest expense in the consolidated statements of earnings. These deferred costs, net of accumulated amortization, amounted to $13.1 million at December 27, 2003 and $13.6 million at December 28, 2002.

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

        Foreign Currency Translation—Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at average exchange rates during the period. Net foreign currency translation gains or losses are shown as a component of accumulated other comprehensive earnings (loss).

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

In accordance with SFAS No. 133, we record derivatives as assets or liabilities on our consolidated balance sheet. We do not utilize derivative financial instruments for trading or other speculative purposes. At December 27, 2003 and December 28, 2002, we were not a party to any interest rate protection agreements or other derivatives.

        Fiscal Year—Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 6 or 7 years. Fiscal 2003, 2002 and 2001 were fifty-two week years. Fiscal 2000 was our most recent fifty-three week year.

        Use of Estimates—The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect:

  •
  the reported amounts and timing of revenue and expenses,

  •
  the reported amounts and classification of assets and liabilities, and

  •
  the disclosure of contingent assets and liabilities.

These estimates include management's judgment related to the collectibility of accounts receivable, sales returns reserves, pension and postretirement obligations, promotional accruals, useful lives and impairments of goodwill, intangible assets and long-lived assets. Actual results could vary from our estimates and assumptions.

        Reclassifications—Certain prior year amounts have been reclassified to conform to our current year presentation.

        Stock-Based Compensation—We account for stock-based compensation (see Note 13) in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 ("APB No. 25"), and Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25" issued for determining compensation expense related to the issuance of stock options. Accordingly, no compensation expense related to our stock options is reflected in our statements of earnings as stock options granted under the stock option plan and had an exercise price equal to or greater than the market value on the underlying common stock on the date of grant.

        The following table illustrates the pro forma effect of stock-based compensation on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

	Twelve Months Ended
(In thousands, except per share data)	December 27, 2003	December 28, 2002	December 29, 2001
Net earnings:
As reported	$18,232	$48,904	$11,545
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of related tax effect	(3,207)	(3,772)	(4,670)

Pro forma—Basic	15,025	45,132	6,875
Add: Interest on Convertible Notes, net of related tax effect	—	1,780	—

Pro forma—Diluted	$15,025	$46,912	$6,875

Earnings per share:
As reported
Basic	$0.30	$0.80	$0.19
Diluted	$0.30	$0.79	$0.19
Pro forma
Basic	$0.25	$0.74	$0.11
Diluted	$0.25	$0.73	$0.11
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,148	61,007
Diluted	61,227	63,948	61,115

        The fair value of stock options used to compute the pro forma net earnings disclosure is the estimated fair value on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

•	weighted average risk-free interest rates of 3.63%, 4.60%, and 5.54% for fiscal 2003, 2002, and 2001, respectively;
•	no dividend yield;
•	expected option life of 8 years before exercise or cancellation for fiscal 2003 and 2002 and 7 years for fiscal 2001; and
•	volatility of 41% for fiscal 2003 and 35% for fiscal 2002 and 2001.

2. Impact of New Accounting Pronouncements

        In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-14, "Accounting for Certain Sales Incentives." In April 2001, the EITF of the FASB reached a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Reseller." In November of 2001, both of these EITFs were codified in with related issues into EITF No. 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." We adopted the requirements of EITF No. 01-9 effective December 30, 2001, the start of our fiscal year 2002. EITF No. 01-9 addresses the recognition, measurement, and income statement classification for certain advertising, promotional and cooperative spending activities. As a result of the adoption of EITF No. 01-9, we reclassified certain previously reported in SG&A to offset net sales to conform to our current year presentation. These reclassifications reduced both our net sales and SG&A by equal and offsetting amounts and had no impact on our reported operating earnings, net income, or earnings per share. In 2001, the reclass between net sales and SG&A for this EITF was $106.5 million.

        Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed our accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment only approach. In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 30, 2001 and determined that none of our goodwill was impaired. Also, in accordance with the requirements of SFAS No. 142, we tested each of our trademarks for impairment by comparing the fair value of each trademark to its carrying value at December 30, 2001. Fair value was estimated using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, we recorded a charge, reported as a cumulative effect of change in accounting principle, of $19.6 million ($12.4 million, or $0.19 per diluted share, net of tax benefits) in the first quarter of 2002. This charge reduced the trademark carrying value of certain non-core brands, primarily Chubs and Diaparene, to their estimated fair value. We are required to test our goodwill and trademarks for impairment, based on the methodologies as outlined in SFAS No. 142, on an annual basis and more frequently if events or circumstances indicate a likelihood of impairment. We performed the required annual goodwill and intangibles impairment testing during the second quarter of 2003 and 2002 and no impairments of goodwill or trademark balances were required. Patents will continue to be tested for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Had we accounted for goodwill and other intangible assets under the non-amortization provisions of SFAS No. 142 in fiscal 2001, our net earnings and earnings per share on a pro forma basis would have been as follows (in thousands, except per share amounts):

Twelve Months Ended December 29, 2001
Net earnings:
Reported net earnings	$11,545
Add back goodwill and trademark amortization expense, net of tax	18,084

Adjusted net earnings	$29,629

Earnings per share—Basic and Diluted:
Reported earnings per share	$0.19
Impact of goodwill and trademark amortization expense, net of tax	0.29

Adjusted earnings per share	$0.48

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We adopted this statement effective December 29, 2002, the first day of fiscal 2003. This statement updates, clarifies and simplifies existing accounting pronouncements and requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the old accounting rules. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods, that does not meet the criteria of APB No. 30 for such classification, has been reclassified to conform to the provisions of SFAS No. 145. We recorded a pretax extraordinary loss during the second quarter of 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to the retirement of our Term A Loan and Term B Loan (see Note 8). In accordance with SFAS No. 145, we have reclassified the $5.9 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        In May 2001, we recorded an extraordinary loss of $19.3 million, net of income tax benefits of $12.8 million, as a result of the refinancing of our senior indebtedness (see Note 8). In accordance with SFAS No. 145, we have reclassified the $32.2 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $12.8 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. During 2003, we adopted SFAS No. 146 and our 2003 restructuring charges are being accounted for under the provisions of SFAS No. 146.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard had no impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position ("FSP") No. 46-6. This interpretation delays the effective date for VIEs created prior to February 1, 2003 and is effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

        In December 2003, the FASB issued SFAS No. 132 R, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS No. 132 R in our consolidated financial statements for the year ended December 27, 2003 (see Note 16).

        In January 2004, the FASB issued an FSP on SFAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")." The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and we expect that this legislation will eventually reduce our costs for some of these programs. We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions. Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance. This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until final guidance is issued. As a result, our measurement of the postretirement benefit obligation and net periodic postretirement benefit expense as of and for the year ended December 27, 2003 does not reflect the effect of the Act. The final guidance may require us to change previously reported information.

3. Restructuring and Asset Impairment

        In the fourth quarter of 2003, with the assistance of an outside operations consultant, we launched a comprehensive program of operational improvements to increase effectiveness and profitability. As part of this program we incurred $3.9 million in restructuring charges, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program. The total number of positions impacted by the restructuring will be approximately 120, most of which are in manufacturing operations and supporting functions. In addition, we incurred $0.7 million in other related expenses, which are included in SG&A. We expect the remaining $2.5 million of restructuring liabilities at December 27, 2003 will be paid in cash in 2004. In 2002, we recorded a pretax restructuring and asset impairment charge of $7.6 million as a result of our decision to close our Watervliet, New York plastic molding facility. The write-off of assets associated with the closure of the facility was $4.2 million and severance and other exit costs related to the termination of employees were estimated at $3.4 million. As of December 27, 2003, we spent $3.6 million related to severance and other exit costs since we announced the closure. The closure of the plant was complete as of December 27, 2003. The Watervliet facility manufactured component parts primarily for our infant feeding category and employed approximately 160 people at the time of the announcement.

        The following tables summarize the restructuring activities beginning in fiscal 2002 (in thousands):

				Utilized, Net
	Balance at December 29, 2001	Charge to Earnings 2002	Adjustments and Changes to Estimates			Balance at December 28, 2002
				Cash	Non-Cash
Asset write-downs	$—	$4,222	$—	$—	$(3,873)	$349
Severance and related expenses	—	2,011	—	(1,141)	—	870
Accelerated pension obligations	—	400	—	(320)	—	80
Excess purchase commitments	—	108	—	(57)	—	51
Other exit costs	—	858	—	(44)	—	814

Total	$—	$7,599	$—	$(1,562)	$(3,873)	$2,164

				Utilized, Net
	Balance at December 28, 2002	Charge to Earnings 2003	Adjustments and Changes to Estimates			Balance at December 27, 2003
				Cash	Non-Cash
Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—

Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478

4. Accumulated Other Comprehensive Earnings (Loss)

        The accumulated balances for each classification of comprehensive earnings (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance, December 30, 2000	$(3,158)	$—	$(3,158)
Change in period	(731)	—	(731)

Balance, December 29, 2001	(3,889)	—	(3,889)
Change in period	111	(763)	(652)

Balance, December 28, 2002	(3,778)	(763)	(4,541)
Change in period	4,075	(52)	4,023

Balance, December 27, 2003	$297	$(815)	$(518)

5. Business Segments and Geographic Area Information

Business Segments

        We are organized in three divisions, which are categorized as business segments in accordance with GAAP, as follows:

•	Personal Products Division;
•	Consumer Products Division; and
•	International/Corporate Sales Division.

        Our Personal Products Division includes Infant Care and Feminine Care products sold in the United States primarily to mass merchandisers, supermarkets and drug classes of trade. The Infant Care product category includes the following brands:

•	Playtex disposable nurser system, cups and reusable hard bottles,
•	Wet Ones pre-moistened towelettes,
•	Diaper Genie diaper disposal system,
•	Baby Magic infant toiletries,
•	Mr. Bubble children's bubble bath,
•	Baby Magic baby wipes, and
•	Binky pacifiers.

The Feminine Care product category includes a wide range of plastic and flushable applicator tampons, as well as complementary products, and are marketed under such brand names as:

Tampons
•	Playtex Gentle Glide,
•	Playtex Portables,
•	Playtex Slimfits, and
•	Playtex Beyond.
Complementary Products
•	Playtex Personal Cleansing Cloths for use in feminine hygiene, and
•	Playtex Heat Therapy patch to alleviate discomfort associated with menstrual pain.

        Our Consumer Products Division includes a number of leading and well-recognized brands sold in the United States primarily to mass merchandisers, supermarkets and drug classes of trade. The Consumer Products Division includes the following brands:

•	Banana Boat Sun Care products,
•	Woolite rug and upholstery cleaning products,
•	Playtex Gloves,
•	Ogilvie at-home permanents,
•	Binaca breath spray and drops,
•	Tussy deodorant,
•	Dentax oral care products, and
•	Tek toothbrushes.

        Our International/Corporate Sales Division includes:

•	Sales to specialty classes of trade in the United States, including: warehouse clubs, military, convenience stores, specialty stores and telemarketing,
•	export sales,
•	sales in Puerto Rico,
•	results from our Canadian and Australian subsidiaries,
•	sales of private label tampons.

        The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

        We evaluate division performance based on their product contribution excluding general corporate allocations. Product contribution is defined as gross profit less advertising and sales promotion expenses. All other operating expenses are managed at a corporate level and are not used by us to evaluate division results. We do not segregate assets, amortization, capital expenditures, or interest income and interest expense at the divisional level.

	Twelve Months Ended
	December 27, 2003		December 28, 2002		December 29, 2001
(In thousands)	Net Sales	Product Contribution	Net Sales	Product Contribution	Net Sales	Product Contribution
Personal Products	$378,333	$154,335	$422,184	$196,850	$421,831	$192,301
Consumer Products	155,677	46,463	159,820	49,152	171,917	57,047
International/Corporate Sales	123,711	54,754	137,083	61,974	129,770	58,457
Unallocated charges	—	(458)	—	(642)	—	(926)

Total consolidated	$657,721	255,094	$719,087	307,334	$723,518	306,879

Reconciliation to operating earnings:
Selling, distribution, research and administrative		164,484		157,300		150,828
Restructuring and asset impairment		3,873		7,599		—
Amortization of intangibles		903		928		22,060

Operating earnings		$85,834		$141,507		$133,991

The amount of depreciation allocated to the divisions is as follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Personal Products	$7,702	$7,655	$7,165
Consumer Products	1,661	1,642	1,601
International/Corporate Sales	983	974	1,006

Depreciation included in product contribution	10,346	10,271	9,772
Depreciation not allocated to divisions	3,756	3,740	3,368

Consolidated depreciation	$14,102	$14,011	$13,140

Geographic Area Information

        Net sales and product contribution represents sales to unaffiliated customers only. Intergeographic sales are minimal and are not disclosed separately. Net sales and product contribution within the U.S. includes all 50 states and its territories. Corporate charges that are not allocated to divisions (see preceding table) are included in product contribution for the U.S. International net sales and product contribution represents business activity outside of the U.S. and its territories (in thousands):

	Twelve Months Ended
	December 27, 2003		December 28, 2002		December 29, 2001
	Net Sales	Product Contribution	Net Sales	Product Contribution	Net Sales	Product Contribution
United States	$594,750	$230,382	$663,659	$287,238	$667,830	$287,272
International(1)	62,971	24,712	55,428	20,096	55,688	19,607

Total	$657,721	$255,094	$719,087	$307,334	$723,518	$306,879

Identifiable assets by geographic area represent those assets that are used in our operations in each area (in thousands):

Identifiable Assets	December 27, 2003	December 28, 2002
United States	$960,266	$1,053,007
International(1)	33,032	25,180

Total	$993,298	$1,078,187

(1)
The vast majority of our International totals are related to our Canadian subsidiary.

6. Balance Sheet Components

        The components of certain balance sheet accounts are as follows (in thousands):

	December 27, 2003	December 28, 2002
Cash and cash equivalents	$19,502	$23,105
Cash—lock box(1)	7,951	8,500

Total	$27,453	$31,605

Receivables	$23,887	$28,707
Less allowance for doubtful accounts	(409)	(972)

Net	$23,478	$27,735

Inventories:
Raw materials	$15,076	$18,780
Work in process	1,884	2,125
Finished goods	61,453	64,255

Total	$78,413	$85,160

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	42,852	41,147
Machinery, equipment and information technology	195,917	181,747

	241,145	225,270
Less accumulated depreciation	(115,720)	(104,071)

Net	$125,425	$121,199

Goodwill	$667,151	$667,151
Less accumulated amortization	(172,844)	(172,844)

Net	$494,307	$494,307

Trademarks	$151,680	$151,680
Less accumulated amortization	(19,442)	(19,442)

Net	$132,238	$132,238

Patents and other	$11,620	$11,620
Less accumulated amortization	(5,587)	(4,684)

Net	$6,033	$6,936

Deferred financing costs	$17,930	$16,306
Less accumulated amortization	(4,821)	(2,714)

Net	$13,109	$13,592

Accrued expenses:
Advertising and sales promotion	$17,423	$16,665
Employee compensation and benefits	12,284	15,769
Interest	7,645	7,864
Sun Care returns reserve	5,961	4,119
Insurance	496	1,501
Other	9,433	8,299

Total	$53,242	$54,217

(1)
Cash held in lock box pending weekly settlement procedure for our receivables facility (see Note 9).

7. Due from Related Party

        On December 15, 2003 the net proceeds from the settlement of the 15% debentures due from Apparel were received. Our business is unrelated to the business of Apparel, which was spun-off from us in 1988 in a reorganization of the Company. Two of our former directors and senior executive officers are general partners of the investor group (the "Apparel Partnership"), which controlled Apparel until it was later sold. Playtex Investment Corp., one of our wholly-owned subsidiaries, was the holder of 15% debentures issued by the Apparel Partnership due December 15, 2003. We received interest income in cash on the debentures and consequently interest expense on the 15 1/2% Junior Subordinated Notes (see Note 11) is shown net of interest income from the 15% debentures in our consolidated financial statements.

8.    Long-Term Debt

	December 27, 2003	December 28, 2002
Long-term debt consists of the following (in thousands):
Variable rate indebtedness:
Term C Loan	$443,250	$447,750
Fixed rate indebtedness:
9 3/8% Senior Subordinated Notes due 2011	350,000	350,000
6% Convertible Subordinated Notes due 2004	—	30,000

	793,250	827,750
Less current maturities	(4,500)	(4,500)

Total long-term debt	$788,750	$823,250

2004 Refinancing

        Subsequent to the balance sheet date, on February 19, 2004, we completed a refinancing (the "2004 Refinancing Transaction") of our then outstanding credit facility ("Senior Debt") and receivables facility (see Note 22 for a more detailed description of this transaction). As part of the 2004 Refinancing Transaction we issued:

  •
  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the "8% Notes"), and

  •
  a five-year $150.0 million variable rate credit facility (the "New Credit Facility"), comprised of:

  •
  a $7.5 million Term Loan (the "New Term Loan"), and

  •
  a $142.5 million Revolving Credit Facility (the "New Revolver").

        The net proceeds from the 2004 Refinancing Transaction and the borrowings under the New Credit Facility were used to repay and/or terminate commitments under our senior debt and our receivables facility (see Note 9).

        Also on February 19, 2004, we repurchased on the open market $10.0 million of principal of our 9 3/8% Senior Subordinated Notes due 2011 (see Note 22).

Debt Structure at December 27, 2003 and December 28, 2002

        On May 22, 2001, we completed a refinancing of our senior indebtedness (the "2001 Refinancing Transaction"). As part of the 2001 Refinancing Transaction we issued:

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

        In addition, on May 22, 2001, we entered into a receivables purchase agreement (the "Receivables Facility") with a third party through a wholly-owned consolidated special purpose bankruptcy remote subsidiary of ours, Playtex A/R LLC. The net proceeds from the 2001 Refinancing Transaction and the Receivables Facility were used to pay-off all of our then outstanding indebtedness, except for the then outstanding 6% Convertible Subordinated Notes (the "6% Convertible Notes").

        On May 29, 2002, we amended our then outstanding Credit Facility and issued a $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our outstanding obligations under our then outstanding Term A Loan and Term B Loan, which collectively totaled $471.8 million.

        On June 26, 2003, we amended our then outstanding Credit Facility. This second amendment provided for revised and more stringent financial covenants and increased the interest rate margin on our Term C Loan and Revolving Credit Facility. Under the revised terms, pricing for London Inter-Bank Offer Rate ("LIBOR") based loans was increased and a Senior Debt Leverage Ratio, as defined in the amended credit agreement, was added. Additionally, pricing for LIBOR-based loans increased by 125 basis points to LIBOR plus 350 basis points for the Term C Loan and 100 basis points to LIBOR plus 400 basis points for the Revolving Credit Facility. The second amendment required that we affirm our compliance with our Senior Debt Leverage Ratio prior to initiating any borrowing requests. Compliance was based on the most recent quarterly compliance certificate filed with the banks, as adjusted to reflect proposed new Senior Debt balances. As a result of the second amendment, we incurred fees of approximately $1.6 million which we capitalized as deferred financing fees and were being amortized using the effective yield method as additional interest over the remaining term of the Credit Facility.

Fixed Rate Indebtedness

        Our fixed rate indebtedness at December 27, 2003 of $350.0 million consists solely of our 9 3/8% Notes. We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year. At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date. We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006. At our option, we may redeem the notes on or after June 1, 2006 at the redemption prices (expressed as a percentage of principal amount) listed below plus accrued and unpaid interest to the redemption date:

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

        At December 28, 2002, in addition to the $350.0 million of 9 3/8% Notes, we had $30.0 million of 6% Convertible Notes outstanding. On April 24, 2003, we redeemed $20.0 million principal amount of our 6% Convertible Notes. On September 19, 2003, we redeemed the remaining $10.0 million principal amount of our 6% Convertible Notes.

Variable Rate Indebtedness

        Our variable rate indebtedness of $443.3 million and $447.8 million at December 27, 2003 and December 28, 2002, respectively, was comprised entirely of our then outstanding Term C Loan. The rates of interest we paid under the Term C Loan and Revolving Credit Facility varied over time depending on short-term interest rates. We also paid fees on our Revolving Credit Facility commitments, which varied depending on our credit rating, which amounts were expensed as incurred.

        We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt. At December 27, 2003, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt. As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. As previously presented, our indebtedness at December 27, 2003 was comprised of $350.0 million of 9 3/8% Notes and $443.3 million of variable rate indebtedness at a weighted average interest rate of 4.73%. Had the 2004 Refinancing Transaction occurred at December 27, 2003, we estimate our debt would have consisted of $460.0 million of 8% Notes, $350.0 million of 9 3/8% Notes and approximately $18.0 million of variable rate indebtedness under the New Credit Facility. As such, under our new borrowing structure, we estimate that our total weighted average interest rate at December 27, 2003 would have increased by approximately 1.7 percentage points. Further, a one percentage point change in our variable interest rate would not have had a material impact on our consolidated interest expense due to the reduction in variable rate indebtedness.

        The rates of interest we have paid in the past, and will continue to pay in the future, on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

  •
  Our weighted average variable interest rate for fiscal 2003 was 4.25% compared to 4.50% in fiscal 2002 and 6.85% in fiscal 2001.

  •
  At December 27, 2003, our variable interest rate was 4.73% compared to 4.04% at
      December 28, 2002. This increase was the result of the increase in pricing associated with the second amendment, as previously discussed.

        At December 27, 2003, we were in breach of one of our financial covenant ratios under our then outstanding Credit Facility. In conjunction with the 2004 Refinancing Transaction, which closed on February 19, 2004, we completed a refinancing of the outstanding borrowings under the Credit Facility of $443.3 million and, therefore, have presented this debt amount, exclusive of the current portion, as long-term in the accompanying consolidated balance sheet at December 27, 2003.

        Our then outstanding Credit Facility also included limitations and restrictions on our:

  •
  indebtedness and liens,

  •
  major acquisitions or mergers,

  •
  capital expenditures and asset sales,

  •
  certain dividends and other distributions,

  •
  the application of excess cash flow, and

  •
  prepayment and modification of all
      indebtedness or equity capitalization.

The 9 3/8% Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Certain of our wholly-owned subsidiaries are guarantors of the 9 3/8% Notes.

        After giving effect to the 2004 Refinancing Transaction, we do not have any required principal repayments during the next five years and the entire outstanding debt at December 27, 2003 is due subsequent to 2008.

        In the event that we had excess cash flow, as defined in our then outstanding Credit Facility, we were required, within 90 days of each year-end, to make mandatory debt repayments on our Term C Loan equal to the amount of the excess cash flow, as defined. At the end of fiscal 2002, we determined that we had excess cash flow as defined in our Credit Facility and we deposited, in March of 2003, $19.1 million into the excess cash flow account. This $19.1 million, along with $0.9 million of additional cash, was used to redeem $20.0 million of our 6% Convertible Notes on April 24, 2003, as allowed under our Credit Facility. We do not have an excess cash flow calculation for our New Credit Facility.

9.    Receivables Facility

        On May 22, 2001, we entered into the Receivables Facility through a wholly-owned subsidiary of ours, Playtex A/R LLC. Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers' trade invoices that we generated. Playtex A/R LLC sold to a third-party commercial paper conduit (the "Conduit") an undivided fractional ownership interest in these trade accounts receivable. The Conduit issued short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables. The total funding available to us on a revolving basis under the Receivables Facility was up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affected their eligibility. Our retained interest in receivables represents our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized deferred financing costs incurred by Playtex A/R LLC.

        Our Receivables Facility was extended through February 2004, at which time it was terminated as part of the 2004 Refinancing Transaction (see Note 22). At the time of termination, the wholly-owned subsidiary of ours, Playtex A/R LLC, was merged into Playtex Products, Inc.

        At December 27, 2003, Playtex A/R LLC had approximately $85.7 million of receivables, of which $21.0 million of undivided fractional interest therein was sold to the Conduit. Since the beginning of fiscal 2003, we sold in aggregate approximately $588.6 million of accounts receivable to Playtex A/R LLC and we have received from Playtex A/R LLC approximately $583.7 million of cash.

        We sold receivables at a discount, which we included in other expenses in the consolidated statements of earnings. This discount, which was $1.9 million in 2003 and $2.7 million in 2002, reflected the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in other expenses is the impact of the amortization of deferred financing costs incurred by Playtex A/R LLC to establish the Receivables Facility. As a result of the termination of the Receivables Facility in February 2004, we wrote off approximately $0.1 million in unamortized deferred financing fees.

        We accounted for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables were sold, the balances were removed from our balance sheet. Playtex A/R LLC paid fees on the value of the undivided interest of the receivables sold to the Conduit equal to the 30 day LIBOR rate, which was reset weekly. In addition, under the terms of the December 2003 renewal of the Receivables Facility, Playtex A/R LLC paid a 0.75% per annum fee on the utilized portion of the Receivables Facility and a 1.00% per annum liquidity fee on the entire committed amount of the Receivables Facility. Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our retained interest in receivables approximated the fair value.

10.    Expenses Related to Retirement of Debt

        We recorded a pretax loss during fiscal 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to the retirement of our then outstanding Term A Loan and Term B Loan (see Note 8). In accordance with SFAS No. 145, we have reclassified the $5.9 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        We recorded a pretax loss during fiscal 2001 of $32.2 million as a result of the 2001 Refinancing Transaction (see Note 8). This extraordinary loss included call premiums on our retired fixed rate indebtedness, the write-off of unamortized deferred financing costs, fees for two interest rate swap agreements related to our prior credit facility and duplicative net interest expense during the period between extinguishment and redemption of the fixed rate indebtedness. In accordance with SFAS No. 145, we have reclassified the $32.2 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $12.8 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

11.    Due to Related Party

        At December 28, 2002, due to related party consisted of 15 1/2% Junior Subordinated Notes issued by us and held by the Apparel Partnership, which amount, was settled at the maturity of the Notes on

December 15, 2003. We received interest income in cash on the 15% debentures (see Note 7) and consequently interest expense on the 15 1/2% Junior Subordinated Notes is shown net of interest income from the 15% debentures in our consolidated financial statements.

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

        Earnings before income taxes and cumulative effect of change in accounting principle are as follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
U.S.	$23,568	$71,097	$21,554
Foreign	5,253	2,332	2,308

Total	$28,821	$73,429	$23,862

        Our provisions for income taxes are as follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Current:
Federal	$(1,481)	$11,114	$(459)
State and local	1,195	621	(1,049)
Foreign	2,127	(1,975)	923

	1,841	9,760	(585)
Deferred:
Federal	9,352	1,412	11,871
State and local	(586)	631	1,003
Foreign	(18)	299	28

	8,748	2,342	12,902

Total	$10,589	$12,102	$12,317

        In 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc. during fiscal 1999. Accordingly, we recorded a tax benefit of $14.3 million in 2002 in anticipation of utilizing a portion of the tax capital loss to offset a capital gain related to the deferred capital gain associated with the 1988 spin-off of the Apparel business. This was utilized on

December 15, 2003 in conjunction with the retirement of the Related Party Notes (see Notes 7 and 11). The remaining capital loss carryover of $95.1 million will expire on December 25, 2004, if not utilized. The remaining tax benefit associated with the capital loss carryforward has been reduced by a valuation allowance of $34.8 million, as we do not currently expect to realize it.

        Also in 2002, we recorded an extraordinary loss of $3.7 million, net of $2.2 million of tax benefits, associated with the write-off of the unamortized deferred financing costs relating to our Term A Loan and Term B Loan (see Notes 8 and 10). In accordance with SFAS No. 145, we have reclassified the $5.9 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $2.2 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        In 2001, we recorded an extraordinary loss of $19.3 million, net of $12.8 million of tax benefits, as a result of the 2001 Refinancing Transaction (see Notes 8 and 10). In accordance with SFAS No. 145, we have reclassified the $32.2 million pretax loss from extraordinary loss to earnings from continuing operations. In addition, we reduced income tax expense by $12.8 million to reclassify the tax benefit of this transaction in accordance with the new accounting standard.

        Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 27, 2003 and December 28, 2002 are as follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred tax assets:
Capital loss carryover	$34,750	$49,020
Allowances and reserves not currently deductible	10,152	8,135
Postretirement benefits reserve	6,461	5,479
Net operating loss carryforwards	641	1,521
Other	1,926	1,265

Subtotal	53,930	65,420
Less: valuation allowance	(34,750)	(34,722)

Total	$19,180	$30,698

Deferred tax liabilities:
Property, plant and equipment	$31,179	$27,830
Trademarks	31,213	23,600
Deferred gain on sale of business	—	14,298
Undistributed earnings of foreign subsidiary	5,765	4,490
Other	1,168	1,951

Total	$69,325	$72,169

        We have available net operating loss carryforwards ("NOLs") of $1.6 million at December 27, 2003 that expire in years 2009 through 2012. These NOLs relate primarily to operations of Banana Boat Holdings and Carewell Industries, Inc. prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration. The current benefit realized from these NOLs was $1.0 million for each of the last three fiscal years.

        Our tax provision before cumulative effect of change in accounting principle differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Expected federal income tax at statutory rates	$10,087	$25,701	$8,351
Deferred tax expense for undistributed foreign earnings	1,050	1,975	—
State and local income taxes	396	813	(893)
Amortization of intangible assets	—	—	4,496
Benefit of capital loss carryover	—	(14,298)	—
Benefit of favorable foreign tax audit	—	(2,275)	—
Other, net	(944)	186	363

Total tax provision	$10,589	$12,102	$12,317

13.    Stock-Based Compensation

        We established a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must:

  •
  have an exercise price equal to or greater than the price of the stock on the date of grant; and

  •
  have an expiration date no more than ten years from the grant date.

        Except for formula grants to certain non-employee directors, which vest over a five-year period, options vest over a period determined by the Compensation and Stock Option Committee. We have 2,542,950 shares available to grant as options and 9,968,966 shares authorized but unissued under the plan at December 27, 2003.

        The following table summarizes our stock option activity over the past three fiscal years:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,846,681	$11.34	6,356,330	$11.17	5,191,129	$11.59
Granted	856,500	7.60	840,000	12.38	1,517,000	9.90
Exercised	—	—	(171,657)	9.57	(73,300)	8.73
Forfeited	(277,165)	11.33	(177,992)	12.16	(278,499)	12.59

Outstanding at end of year	7,426,016	10.91	6,846,681	11.34	6,356,330	11.17

Options exercisable at year-end	5,653,724	11.34	4,602,593	11.51	3,689,976	11.57
Weighted-average fair value of options granted during the year		$4.32		$6.08		$4.75

        The following table summarizes information about our stock options outstanding at December 27, 2003:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Range of Exercise Prices
$6.80 to 8.00	1,149,261	7.12	$7.6834	337,261	$7.8750
$8.00 to 9.75	1,055,097	5.72	9.3994	855,106	9.3602
$9.75 to 10.00	935,000	1.80	9.8830	917,200	9.8838
$10.00 to 10.75	1,110,664	6.93	10.2882	864,739	10.3333
$10.75 to 12.40	948,160	6.44	10.9345	936,160	10.9291
$12.40 to 14.00	947,834	7.15	12.6501	463,258	12.9118
$14.00 to 15.00	812,000	4.74	14.7321	812,000	14.7321
$15.00 to 15.50	468,000	5.39	15.5000	468,000	15.5000

$6.80 to 15.50	7,426,016	5.77	10.9061	5,653,724	11.3359

14.    Earnings Per Share

        The following table explains how our basic and diluted Earnings Per Share ("EPS") were calculated for the last three fiscal years (in thousands, except per share data):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Numerator:
Earnings before cumulative effect of change in accounting principle—as reported	$18,232	$61,327	$11,545
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes, net of tax	—	1,780	—

Earnings before cumulative effect of change in accounting principle adjusted for assumed dilutive conversion	18,232	63,107	11,545
Cumulative effect of change in accounting principle, net of tax benefits	—	(12,423)	—

Net earnings—Diluted	$18,232	$50,684	$11,545

Denominator:
Weighted average common shares outstanding—Basic	61,216	61,148	61,007
Effect of Dilutive Securities:
Adjustment for dilutive effect of stock options	11	341	108
Adjustment for dilutive effect of Convertible Notes	—	2,459	—

Weighted average common shares outstanding—Diluted	61,227	63,948	61,115

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.30	$1.00	$0.19
Cumulative effect of change in accounting principle, net of tax benefits	—	(0.20)	—

Net earnings	$0.30	$0.80	$0.19

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.30	$0.98	$0.19
Cumulative effect of change in accounting principle, net of tax benefits	—	(0.19)	—

Net earnings	$0.30	$0.79	$0.19

        Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options granted to our employees and shares that may have been exchanged for the 6% Convertible Notes, if determined to be dilutive. Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on earnings before cumulative effect of change in accounting principle (have the affect of increasing EPS), the impact of the dilutive securities is not included in the computation.

15.    Leases

        Our leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment. Future minimum payments under non-cancelable operating leases, with initial terms exceeding one year, for fiscal years ending after December 27, 2003 are as follows: $10.5 million in 2004, $6.1 million in 2005, $4.0 million in 2006, $1.6 million in 2007, $0.8 million in 2008 and $3.9 million in later years.

        Rent expense for operating leases amounted to $13.8 million, $13.1 million and $12.4 million for fiscal 2003, 2002 and 2001, respectively.

16. Pension and Other Postretirement Benefits

        Defined Benefit Pension Plans—Substantially all of our U.S. hourly and most of our Canadian employees participate in company-sponsored pension plans. At December 27, 2003, approximately 1,400 participants were covered by these plans and approximately 380 of them were receiving benefits.

        Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, are amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include:

  •
  expected long-term rate of return on plan assets of 8.75% at December 27, 2003 and at
      December 28, 2002,

  •
  discount rate of 6.25% at December 27, 2003 and 6.75% at December 28, 2002 used in calculating the projected benefit obligation, and

  •
  the rate of average future increases in compensation levels at December 27, 2003 was 3.00% for fiscal 2004 and 4.00% thereafter.

        Net pension expense (benefit) for fiscal 2003, 2002 and 2001 is included in SG&A in the consolidated statements of earnings and includes the following components (in thousands):

	Twelve Months Ended
Net Pension Expense	December 27, 2003	December 28, 2002	December 29, 2001
Service cost—benefits earned during the period	$1,383	$1,264	$1,244
Interest cost on projected benefit obligation	2,958	2,809	2,744
Expected return on plan assets	(3,713)	(4,358)	(5,237)
Special termination benefits	1,223	—	—
Amortization of prior service cost	—	55	81
Amortization of unrecognized net gain	426	(7)	(567)
Loss due to curtailments	—	320	—
Amortization of transition gain	35	29	28

Net pension expense (benefit)	$2,312	$112	$(1,707)

        Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2003 and 2002 are as follows (in thousands):

Change in Benefit Obligation	December 27, 2003	December 28, 2002
Benefit obligation at beginning of year	$44,380	$41,155
Service cost	1,383	1,264
Interest cost	2,958	2,809
Actuarial loss	2,798	978
Benefits paid	(2,220)	(1,806)
Special termination benefits	1,223	(70)
Foreign currency exchange rate changes	918	50

Benefit obligation at end of year	$51,440	$44,380

Change in Plan Assets
Fair value of plan assets at beginning of year	$43,047	$50,858
Actual return on plan assets	8,701	(6,055)
Benefits paid	(2,220)	(1,806)
Employer contributions	83	—
Foreign currency exchange rate changes	693	50

Fair value of plan assets at end of year	$50,304	$43,047

Reconciliation of the Funded Status
Funded status	$(1,136)	$(1,333)
Unrecognized transition asset	420	379
Unrecognized prior service cost	—	3
Unrecognized actuarial loss	7,341	9,677

Prepaid benefit cost	$6,625	$8,726

        The accumulated benefit obligation for all defined benefit pension plans at December 27, 2003 was $47.9 million and was $40.8 million at December 28, 2002.

        The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents. The weighted average asset allocations at December 27, 2003 and December 28, 2002, by asset category, were as follows:

		Plan Asset Allocation at:
Asset Category	Target Allocation	December 27, 2003	December 28, 2002
Equity	70%	69%	62%
Debt securities	30%	31%	38%

Total	100%	100%	100%

        Postretirement Benefits Other than Pensions—We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Practically all of the U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

        In January 2004, the FASB issued an FSP on SFAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")." The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. As a sponsor of retiree medical programs, we expect that this legislation will eventually reduce our costs for some of these programs. We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions. Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance. This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until final guidance is issued. As a result, our measurement of the postretirement benefit obligation and net periodic postretirement benefit expense as of and for the year ended December 27, 2003 does not reflect the effect of the Act. The final guidance may require us to change previously reported information.

        The components of the net periodic postretirement benefit expense, which is included in operating earnings in the consolidated statements of earnings for fiscal 2003, 2002, and 2001, are as follows (in thousands):

	Twelve Months Ended
Net Periodic Postretirement Benefit Expense	December 27, 2003	December 28, 2002	December 29, 2001
Service cost—benefits earned during the period	$1,076	$792	$580
Interest cost on accumulated benefit obligation	1,731	1,358	1,129
Amortization of prior service cost	(94)	(94)	(95)
Gain due to curtailment	(358)	—	—
Recognized actuarial loss	728	403	269

Net periodic postretirement benefit expense	$3,083	$2,459	$1,883

        Reconciliations of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2003 and 2002 are as follows (in thousands):

Change in Benefit Obligation	December 27, 2003	December 28, 2002
Benefit obligation at beginning of year	$23,055	$17,000
Service cost	1,076	792
Interest cost	1,731	1,358
Employee contributions	381	311
Amendments(1)	(13,147)	—
Actuarial loss	5,295	4,714
Benefits paid	(934)	(1,120)

Benefit obligation at end of year	$17,457	$23,055

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	553	809
Employee contributions	381	311
Benefits paid	(934)	(1,120)

Fair value of plan assets at end of year	$—	$—

Reconciliation of the Funded Status
Funded status	$(17,457)	$(23,055)
Unrecognized prior service gain	(13,407)	(712)
Unrecognized actuarial loss	14,589	10,022

Net amount accrued at year-end	$(16,275)	$(13,745)

        The main objectives of the plans are to: maintain the purchasing power of the current assets and all future contributions, to have the ability to pay all benefits and expense obligations when due, to achieve a "funding cushion," to maximize return within prudent levels of risk, and to control the cost of administering the plan and managing investments. The investment horizon is greater than five years and the plan's strategic asset allocation is based on a long-term perspective.

        In selecting the expected long-term rate of return on assets assumption, we considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust's asset allocation and the expected returns likely to be earned over the life of the plans.

        The assumed health care cost trend rate and discount rate were 9.00% and 6.25% in 2003, respectively, compared to 9.00% and 6.75% in 2002, respectively. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.00% is reached in 2011. A one

(1)
Our postretirement welfare plan was amended and the implementation impact was booked in the fourth quarter of 2003. Changes were made to the eligibility requirement for benefits and a maximum was established for employer provided benefits. These changes were put in place to control costs.

percentage point increase in the assumed health care cost trend rate increases the sum of the service and interest cost components of the fiscal 2003 net periodic postretirement benefit expense by 20%, and the accumulated postretirement benefit obligation as of December 27, 2003 by less than 1%. A one percentage point decrease in the assumed health care cost trend rate decreases the sum of the service and interest cost components of the fiscal 2003 net periodic postretirement benefit expense by 16%, and the accumulated postretirement benefit obligation as of December 27, 2003 by less than 1%.

        We expect to contribute approximately $0.2 million to our Canadian pension plan during the next fiscal year beginning on December 28, 2003 and ending on December 25, 2004. In addition, we expect to pay an estimated $0.6 million to fund the current year cost of our postretirement benefit plans for our retirees.

        Defined Contribution Benefit Plans—We also provide four defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to earnings for the defined contribution plans totaled $7.1 million, $6.7 million and $5.8 million for our last three fiscal years ended 2003, 2002, and 2001, respectively.

17. Business and Credit Concentrations

        Most of our customers are dispersed throughout the United States and Canada. Two customers accounted for more than 10% of our consolidated net sales in fiscal 2003. Our largest customer accounted for approximately 27% of our consolidated net sales in 2003, 25% in 2002 and 23% in 2001. Our second largest customer accounted for approximately 11% of our consolidated net sales in 2003, 9% in 2002 and 8% in 2001. Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our largest customer were $23.3 million at December 27, 2003 and $25.1 million at December 28, 2002. Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our customers ranked second through tenth in net sales, ranged from $12.7 million to $1.5 million at December 27, 2003 and ranged from $8.6 million to $2.9 million at December 28, 2002. Sales to these customers were made primarily from our two largest business segments.

18. Disclosure about the Fair Value of Financial Instruments

        Cash, Receivables, Retained Interest in Receivables, and Accounts Payable—The carrying amounts approximate fair value because of the short-term nature of these instruments.

        Variable Rate Debt—The carrying amounts approximate fair value because the rate of interest on borrowings under the credit agreement is, at our option, a function of various alternative short-term borrowing rates.

        Long-term Debt and Other Financial Instruments—The fair value of the following financial instruments was estimated at December 27, 2003 and December 28, 2002 as follows (in thousands):

	December 27, 2003		December 28, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
9 3/8% Senior Subordinated Notes due 2011(1)	$350,000	$350,000	$350,000	$381,500
6% Convertible Subordinated Notes due 2004(2)	—	—	30,000	31,060
15% Notes due from Playtex Apparel Partners, L.P.(3)	—	—	80,017	80,017
15 1/2% Subordinated Notes due to Playtex Apparel Partners, L.P.(3)	—	—	78,386	78,386
Other noncurrent assets(4)	7,019	6,978	9,712	9,659
Noncurrent liabilities(4)	16,404	16,400	14,526	14,503

(1)
The estimated fair value was based on quotes provided by independent securities dealers.
(2)
The estimated fair value was based on the net present value of the interest and principal payments.
(3)
The estimated fair values were based on the amount of future cash flows associated with these instruments, discounted using an appropriate interest rate.
(4)
The estimated fair values were based on a combination of actual cost associated with recent purchases or the amount of future cash flows discounted using our borrowing rate for similar instruments.

19. Quarterly Data (Unaudited)

        The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2003 and 2002 (in thousands, except share and stock price data):

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$180,933	$180,029	$150,051	$146,708
Gross profit	96,750	93,243	78,004	72,423
Operating earnings	31,803	21,267	19,617	13,147
Net earnings (loss)	11,403	4,654	3,134	(959)
Earnings per share(1):
Basic	$0.19	$0.08	$0.05	$(0.02)
Diluted	$0.19	$0.08	$0.05	$(0.02)
Stock market price, at closing:
High	$9.90	$8.93	$7.15	$7.95
Low	$7.51	$5.55	$5.82	$5.81
Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$196,751	$201,552	$161,567	$159,217
Gross profit	111,040	113,841	85,495	80,278
Operating earnings	39,481	48,467	28,760	24,799
Earnings before cumulative effect of change in accounting principle	28,540	16,738	8,886	7,163
Net earnings	16,117	16,738	8,886	7,163
Earnings before cumulative effect of change in accounting principle(1):
Basic	$0.47	$0.27	$0.15	$0.12
Diluted	$0.45	$0.27	$0.14	$0.12
Earnings per share(1):
Basic	$0.26	$0.27	$0.15	$0.12
Diluted	$0.26	$0.27	$0.14	$0.12
Stock market price, at closing:
High	$11.14	$14.25	$13.04	$11.00
Low	$9.60	$10.50	$8.48	$6.95

(1)
Earnings per share data are computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

20. Condensed Consolidating Financial Information

9 3/8% Senior Subordinated Notes due 2011 and 8% Senior Secured Notes due 2011 (issued on February 19, 2004)

        The 9 3/8% Notes and the 8% Notes are guaranteed by the following wholly-owned subsidiaries (the "Guarantors"):

  •
  Playtex Sales & Services, Inc. ("PSSI"). PSSI provides sales solicitation, management and administrative services to us and our U.S. affiliates.

  •
  Playtex Manufacturing, Inc. ("PMI"). PMI is a contract manufacturer and contract research and development services provider for us and our U.S. affiliates.

  •
  Playtex Investment Corp. ("PIC"). PIC is an investment holding company, which held the Apparel debentures (see Note 7).

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

        The Guarantors are joint and several guarantors of the 9 3/8% Notes and the 8% Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the New Credit Facility.

        The following wholly-owned subsidiaries are non guarantors of the 9 3/8% Notes and our 8% Notes:

  •
  Playtex Limited. Playtex Limited is our Canadian subsidiary,

  •
  Playtex Foreign Sales Corporation ("PFSC"). PFSC is an inactive foreign sales corporation,

  •
  Playtex Products (Australia) Pty Ltd. ("PPI Aust"). PPI Aust is a distributor of personal care products in Australia and New Zealand, and

  •
  Playtex Enterprise Risk Management Ltd. ("PERM"). PERM is a captive insurance company.

        The following information, presents our condensed consolidating financial position as of December 27, 2003 and December 28, 2002 and our condensed consolidating statements of earnings and cash flows for each of our last three fiscal years 2003, 2002, and 2001. The presentation is made based on:

•	the Company on a consolidated basis,	•	the combined guarantors, and
•	the parent company only,	•	the combined non-guarantors.

Condensed Consolidating Balance Sheet
as of December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$215,167	$9	$105,851	$79,569	$29,738
Investment in subsidiaries	—	(445,359)	425,241	20,118	—
Intercompany receivable	—	(127,594)	—	127,594	—
Net property, plant and equipment	125,425	—	101	124,670	654
Intangible assets	632,578	—	440,460	192,118	—
Other noncurrent assets	20,128	(555)	19,653	1,030	—

Total assets	$993,298	$(573,499)	$991,306	$545,099	$30,392

Liabilities and Stockholders' Equity
Current liabilities	$101,217	$(546)	$86,711	$8,619	$6,433
Intercompany payable	—	(127,594)	52,708	72,120	2,766
Long-term debt	788,750	—	788,750	—	—
Other noncurrent liabilities	75,543	—	35,349	40,825	(631)

Total liabilities	965,510	(128,140)	963,518	121,564	8,568
Stockholders' equity	27,788	(445,359)	27,788	423,535	21,824

Total liabilities and stockholders' equity	$993,298	$(573,499)	$991,306	$545,099	$30,392

Condensed Consolidating Balance Sheet
as of December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$300,203	$(492)	$111,207	$167,852	$21,636
Investment in subsidiaries	—	(486,087)	472,329	13,758	—
Intercompany receivable	—	(113,943)	—	113,943	—
Net property, plant and equipment	121,199	—	129	120,481	589
Intangible assets	633,481	—	440,529	192,952	—
Other noncurrent assets	23,304	—	22,108	1,196	—

Total assets	$1,078,187	$(600,522)	$1,046,302	$610,182	$22,225

Liabilities and Stockholders' Equity
Current liabilities	$185,277	$(492)	$174,514	$7,258	$3,997
Intercompany payable	—	(113,943)	28,014	81,812	4,117
Long-term debt	823,250	—	823,250	—	—
Other noncurrent liabilities	64,127	—	14,991	49,508	(372)

Total liabilities	1,072,654	(114,435)	1,040,769	138,578	7,742
Stockholders' equity	5,533	(486,087)	5,533	471,604	14,483

Total liabilities and stockholders' equity	$1,078,187	$(600,522)	$1,046,302	$610,182	$22,225

Condensed Consolidating Statement of Earnings
For the Twelve Months Ended December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$657,721	$(414,405)	$620,255	$403,758	$48,113
Cost of sales	317,301	(307,471)	303,008	294,111	27,653

Gross profit	340,420	(106,934)	317,247	109,647	20,460

Operating expenses:
Selling, general and administrative	249,810	(106,934)	261,283	81,211	14,250
Restructuring and asset impairment	3,873	—	75	3,798	—
Amortization of intangibles	903	—	70	833	—

Total operating expenses	254,586	(106,934)	261,428	85,842	14,250

Operating earnings	85,834	—	55,819	23,805	6,210
Interest expense, net	55,038	—	66,647	(11,502)	(107)
Other expense	1,975	—	1,894	—	81
Equity in net earnings of subsidiaries	—	29,273	(25,942)	(3,331)	—

Earnings before income taxes	28,821	(29,273)	13,220	38,638	6,236
Income taxes	10,589	—	(5,012)	13,680	1,921

Net earnings	$18,232	$(29,273)	$18,232	$24,958	$4,315

Condensed Consolidating Statement of Earnings
For the Twelve Months Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$719,087	$(432,759)	$685,595	$425,728	$40,523
Cost of sales	328,433	(323,783)	318,956	307,459	25,801

Gross profit	390,654	(108,976)	366,639	118,269	14,722

Operating expenses:
Selling, general and administrative	240,620	(108,976)	255,582	82,074	11,940
Restructuring and asset impairment	7,599	—	3,799	3,800	—
Amortization of intangibles	928	—	95	833	—

Total operating expenses	249,147	(108,976)	259,476	86,707	11,940

Operating earnings	141,507	—	107,163	31,562	2,782
Interest expense, net	59,543	—	71,620	(12,003)	(74)
Expenses related to retirement of debt	5,882	—	5,882	—	—
Other expense	2,653	—	2,653	—	—
Equity in net earnings of subsidiaries	—	17,249	(15,821)	(1,428)	—

Earnings before income taxes	73,429	(17,249)	42,829	44,993	2,856
Income taxes	12,102	—	(6,075)	17,274	903

Earnings before change in accounting principle	61,327	(17,249)	48,904	27,719	1,953

Cumulative effect of change in accounting principle	(12,423)	—	—	(12,423)	—

Net earnings	$48,904	$(17,249)	$48,904	$15,296	$1,953

Condensed Consolidating Statement of Earnings
For the Twelve Months Ended December 29, 2001
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$723,518	$(424,978)	$688,819	$419,503	$40,174
Cost of sales	333,807	(291,635)	292,836	307,894	24,712

Gross profit	389,711	(133,343)	395,983	111,609	15,462

Operating expenses:
Selling, general and administrative	233,660	(133,343)	276,924	77,526	12,553
Amortization of intangibles	22,060	—	15,447	6,613	—

Total operating expenses	255,720	(133,343)	292,371	84,139	12,553

Operating earnings	133,991	—	103,612	27,470	2,909
Interest expense, net	75,861	—	88,134	(12,003)	(270)
Expenses related to retirement of debt	32,165	—	32,165	—	—
Other expense	2,103	—	2,103	—	—
Equity in net earnings of subsidiaries	—	28,171	(26,022)	(2,149)	—

Earnings before income taxes	23,862	(28,171)	7,232	41,622	3,179
Income taxes	12,317	—	(4,313)	15,600	1,030

Net earnings	$11,545	$(28,171)	$11,545	$26,022	$2,149

Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$18,232	$(29,273)	$18,232	$24,958	$4,315
Non-cash items included in earnings:
Amortization of intangibles	903	—	70	833	—
Amortization of deferred financing costs	2,107	—	2,107	—	—
Depreciation	14,102	—	16	13,859	227
Deferred taxes	8,748	—	19,180	(10,247)	(185)
Other, net	5,486	29,273	(17,534)	(6,116)	(137)
(Decrease) increase in net working capital	(2,419)	—	(13,014)	10,692	(97)
Increase in amounts due to Parent	—	—	24,660	(23,309)	(1,351)

Net cash flows from operations	47,159	—	33,717	10,670	2,772
Cash flows used for investing activities:
Purchases of property, plant and equipment	(18,564)	—	(106)	(18,259)	(199)

Net cash flows used for investing activities	(18,564)	—	(106)	(18,259)	(199)
Cash flows used for financing activities:
Long-term debt repayments	(34,500)	—	(34,500)	—	—
Payment of financing costs	(1,624)	—	(1,624)	—	—
Maturity of due to/due from related party	1,631	—	(78,886)	80,517	—
Receipt (payment) of dividends	—	—	72,928	(72,928)	—

Net cash flows used for financing activities	(34,493)	—	(42,082)	7,589	—
Effect of exchange rate changes on cash	1,746	—	—	—	1,746

(Decrease) increase in cash and cash equivalents	(4,152)	—	(8,471)	—	4,319
Cash and cash equivalents at beginning of period	31,605	8	21,812	1	9,784

Cash and cash equivalents at end of period	$27,453	$8	$13,341	$1	$14,103

Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$48,904	$(17,249)	$48,904	$15,296	$1,953
Non-cash items included in earnings:
Cumulative effect of change in accounting principle, net of tax	12,423	—	—	12,423	—
Asset impairment charge	4,222	—	2,111	2,111	—
Expenses related to retirement of debt	5,882	—	5,882	—	—
Amortization of intangibles	928	—	95	833	—
Amortization of deferred financing costs	2,138	—	2,138	—	—
Depreciation	14,011	—	13	13,735	263
Deferred taxes	2,342	—	(4,902)	7,203	41
Other, net	2,436	17,249	(13,388)	(1,428)	3
(Decrease) increase in net working capital	(15,489)	—	(18,927)	4,573	(1,135)
Increase in amounts due to Parent	—	—	27,534	(29,914)	2,380

Net cash flows from operations	77,797	—	49,460	24,832	3,505
Cash flows used for investing activities:
Purchases of property, plant and equipment	(16,445)	—	(54)	(16,237)	(154)
Intangible assets acquired, net	(975)	200	(225)	(950)	—

Net cash flows used for investing activities	(17,420)	200	(279)	(17,187)	(154)
Cash flows used for financing activities:
Net borrowings under working capital credit facilities	(17,000)	—	(17,000)	—	—
Long-term debt borrowings	450,000	—	450,000	—	—
Long-term debt repayments	(494,050)	—	(494,050)	—	—
Payment of financing costs	(3,681)	—	(3,681)	—	—
Issuance of shares of common stock, net	1,851	(200)	1,851	—	200
Receipt (payment) of dividends	—	—	8,813	(7,645)	(1,168)

Net cash flows used for financing activities	(62,880)	(200)	(54,067)	(7,645)	(968)
Effect of exchange rate changes on cash	102	—	—	—	102

(Decrease) increase in cash and cash equivalents	(2,401)	—	(4,886)	—	2,485
Cash and cash equivalents at beginning of period	34,006	8	26,698	1	7,299

Cash and cash equivalents at end of period	$31,605	$8	$21,812	$1	$9,784

Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 29, 2001
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net earnings	$11,545	$(28,171)	$11,545	$26,022	$2,149
Non-cash items included in earnings:
Expenses related to retirement of debt	32,165	—	32,165	—	—
Amortization of intangibles	22,060	—	15,447	6,613	—
Amortization of deferred financing costs	2,923	—	2,923	—	—
Depreciation	13,140	—	32	12,720	388
Deferred taxes	12,902	—	5,780	7,150	(28)
Other, net	(431)	28,171	(26,453)	(2,149)	—
Increase (decrease) in net working capital	33,090	—	31,828	2,494	(1,232)
Increase in amounts due to Parent	—	—	23,437	(24,869)	1,432

Net cash flows from operations	127,394	—	96,704	27,981	2,709
Cash flows used for investing activities:
Purchases of property, plant and equipment	(19,950)	—	—	(19,836)	(114)
Intangible assets acquired, net	(500)	—	—	(500)	—

Net cash flows used for investing activities	(20,450)	—	—	(20,336)	(114)
Cash flows used for financing activities:
Net borrowings under working capital credit facilities	17,000	—	17,000	—	—
Long-term debt borrowings	850,000	—	850,000	—	—
Long-term debt repayments	(909,763)	—	(909,763)	—	—
Payment of debt extinguishment fees	(21,177)	—	(21,177)	—	—
Payment of financing costs	(19,500)	—	(19,500)	—	—
Issuance of shares of common stock, net	679	—	679	—	—
Receipt (payment) of dividends	—	—	8,365	(7,645)	(720)

Net cash flows used for financing activities	(82,761)	—	(74,396)	(7,645)	(720)
Effect of exchange rate changes on cash	(459)	—	—	—	(459)

Increase in cash and cash equivalents	23,724	—	22,308	—	1,416
Cash and cash equivalents at beginning of period	10,282	8	4,390	1	5,883

Cash and cash equivalents at end of period	$34,006	$8	$26,698	$1	$7,299

21. Contingent Liabilities

        In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

22. Subsequent Event

        On February 19, 2004, we completed a refinancing of our Senior Debt and Receivables Facility (the "2004 Refinancing Transaction"). As part of the 2004 Refinancing Transaction, we issued:

  •
  $460.0 million of 8% Notes with accrued interest on the notes payable on March 1 and September 1 of each year, commencing on September 1, 2004. We may redeem some or all of the notes at any time on or after March 1, 2008 at the redemption prices set forth in the 8% Notes indenture. We may redeem up to 35% of the aggregate principal amount of the notes on or prior to March 1, 2007 with the net proceeds from certain equity offerings and certain asset sales. We may redeem some or all of the notes prior to March 1, 2007 upon the occurrence of a change of control at the redemption prices established in the indenture. The 8% Notes are secured by a first lien on our intellectual property, and by a second lien on substantially all of our personal property and material owned real property, other than our intellectual property, owned by us and the Guarantors, as previously defined in Note 20.

  •
  A New Credit Facility, with a syndicate of banks, as lenders, and General Electric Capital Corporation acting as agent. Our New Credit Facility consists of: (1) a $7.5 million New Term Loan and (2) a $142.5 million New Revolver. The amount available under the New Revolver is subject to various borrowing base limitations. These borrowing base limitations are determined based on a calculation of eligible receivables, eligible inventory and eligible equipment, as defined in the credit agreement. The New Revolver is secured by a first lien on substantially all of our personal property and material owned real property, other than our intellectual property, and by a second lien on our intellectual property owned by us and the Guarantors, as previously defined in Note 20.

        The New Revolver and the New Term Loan have a term of five years. Pricing is LIBOR plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver.

        The net proceeds from the issuance of the 8% Notes and the borrowings under the New Credit Facility were used to repay and/or terminate commitments under our then outstanding Senior Debt (see Note 8) and to terminate the Receivables Facility (see Note 9). As a result of the 2004 Refinancing Transaction, we expect to pay an estimated $12.2 million in fees and expenses, which will be deferred and amortized over the term of the related indebtedness. Additionally, in February 2004, we wrote off approximately $6.4 million in unamortized deferred financing fees associated with the 2001 Refinancing Transaction and related amendments.

        Also on February 19, 2004, we repurchased on the open market $10.0 million of principal of our 9 3/8% Notes. Additionally, we wrote off approximately $0.2 million in unamortized deferred financing fees associated with these notes.

        Our New Credit Facility contains various restrictions and limitations that may impact us. These restrictions and limitations relate to:

  •
  limitations on indebtedness,
  •
  contingent obligations,
  •
  liens,
  •
  capital expenditures,
  •
  mergers and acquisitions,
  •
  asset sales, dividends and distributions,
  •
  redemption or repurchase of equity
      interests,

  •
  subordinated debt payments and
      modifications,
  •
  loans and investments,
  •
  transactions with affiliates,
  •
  changes of control,
  •
  payment of consulting and management
      fees, and
  •
  compliance with laws and regulations.

        Our New Credit Facility and our 8% Notes also grants rights of inspection, access to management, the submission of certain financial reports, and requires us to make prepayments with the proceeds generated by us or the Guarantors resulting from the disposition of assets, the receipt of condemnation settlements and insurance settlements from casualty losses and from the sale of equity securities.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Playtex Products, Inc.:

        We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for the twelve month periods ended December 27, 2003, December 28, 2002 and December 29, 2001, included on pages F-28 through F-72 in the Company's 2003 Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, included on page 30 in the Company's 2003 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playtex Products, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the twelve month periods ended December 27, 2003, December 28, 2002, and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As disclosed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001 and Statement of Financial Accounting Standards No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," as of December 29, 2002.

/s/ KPMG LLP

Stamford, Connecticut
February 19, 2004

PLAYTEX PRODUCTS, INC.
REPORT OF MANAGEMENT

        The management of Playtex Products, Inc. is responsible for the financial and operating information contained in the Annual Report, including the consolidated financial statements covered by the independent auditors' report. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, where necessary, informed estimates and judgments.

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

/s/ MICHAEL R. GALLAGHER Chief Executive Officer and Director
/s/ GLENN A. FORBES Executive Vice President, Chief Financial Officer and Director

February 19, 2004
Westport, Connecticut

PLAYTEX PRODUCTS, INC.
OTHER INFORMATION

Corporate Information

        Our common stock is traded on the New York Stock Exchange under the symbol PYX. We do not pay dividends on our common stock and it is our policy to retain earnings for use in our business. Under our debt agreements, we are restricted from paying dividends.

        We will send you, at no charge, a copy of our fiscal 2003 Annual Report on Form 10-K, upon your written request to our Investor Relations Department at our Corporate Offices. If you wish, you may call Playtex Products, Inc. Investor Relations at (203) 341- 4017 or via email at investorrelations@playtex.com.

        This document is also included in our filings with the Securities and Exchange Commission which are made electronically through its EDGAR system and are available to the public at the SEC's website—www.sec.gov. Additionally, we make our filings with the SEC available at the Investors Relations section of our website www.playtexproductsinc.com.

Stock Transfer Agent and Registrar
Playtex Products, Inc.
c/o Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606
(800) 851-9677
 www.melloninvestor.com

Independent Auditors
KPMG LLP
3001 Summer Street
Stamford, CT 06905

Corporate Offices
Playtex Products, Inc.
300 Nyala Farms Road
Westport, CT 06880

PLAYTEX PRODUCTS, INC.
OTHER INFORMATION (Continued)

Board of Directors
Douglas D. Wheat	President of Haas Wheat & Partners, L.P.
Michael R. Gallagher	Chief Executive Officer
Glenn A. Forbes	Executive Vice President and Chief Financial Officer
Richard C. Blum	Chairman of the Board and President of Richard C. Blum & Associates, Inc.
Michael R. Eisenson	President and Chief Executive Officer of Charlesbank Capital Partners, LLC
Robert B. Haas	Chairman of the Board and Chief Executive Officer of Haas Wheat & Partners, L.P.
R. Jeffrey Harris	Director of Apogent Technologies, Inc.
C. Ann Merrifield	President of Genzyme Biosurgery
Susan R. Nowakowski	Chief Operating Officer and Executive Vice President, AMN Healthcare Services, Inc.
Todd D. Robichaux	Managing Director, Haas Wheat & Partners, L.P.
John C. Walker	Partner, BLUM Capital Partners, L.P.
Principal Officers
Michael R. Gallagher	Chief Executive Officer
Glenn A. Forbes	Executive Vice President and Chief Financial Officer
Kevin M. Dunn	President, Consumer Products Division
John D. Leahy	President, International/Corporate Sales Division
Richard G. Powers	President, Personal Products Division
James S. Cook	Senior Vice President, Operations
Paul A. Siracusa	Senior Vice President, Research and Development
Frank M. Sanchez	Vice President, Human Resources
Vincent S. Viviani	Vice President, Quality Systems
Paul E. Yestrumskas	Vice President, General Counsel and Secretary

PLAYTEX PRODUCTS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex's Form 8-K, dated June 6, 1995.)
3(b)	By-laws of the Company, as amended through May 31, 2001. (Incorporated herein by reference to Exhibit 3 of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)
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
10(a)
Consulting Agreement between Playtex Family Products and Joel E. Smilow, dated January 30, 1993. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
10(a)(1)
First Amendment to the Consulting Agreement, dated as of August 17, 1999, between Playtex Products Inc., and Joel E. Smilow. (Incorporated herein by reference to Exhibit 10(c)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.)
10(b)
Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding's Annual Report on Form 10-K for the year ended December 28, 1987.)
10(b)(1)
Deferred Benefit Equalization Plan, amended and restated effective January 1, 2002. (Incorporated herein by reference to Exhibit 10(e)(1) of Playtex's Annual Report on Form 10-K for the year ended December 28, 2002.)
10(b)(2)
Amendment 2003-1 to the Deferred Benefit Equalization Plan, dated February 27, 2003. (Incorporated herein by reference to Exhibit 10(e)(2) of Playtex's Annual Report on Form 10-K for the year ended December 28, 2002.)
10(c)	Playtex Management Incentive Plan. (Incorporated herein by reference to Exhibit 10(e) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10(d)	Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit10(hh) of Playtex's Registration Statement on Form S-1, No. 33-71512.)

	10(d)(1)	Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
	10(d)(2)	Amendment No.2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
	10(d)(3)	Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
	10(d)(4)	Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex's Form 8-K, dated June 6, 1995.)
	10(d)(5)	Amendment No. 5 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(5) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
	10(d)(6)	Amendment No. 6 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(1)(6) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10(d)(7)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 6, 1999. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)
10(d)(8)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 2001. (Incorporated herein by reference to Exhibit 10(1) of Playtex's Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)
10(d)(9)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through May 2003. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 10-Q for the period ended June 28, 2003, dated August 11, 2003.)
10(e)
Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.)
10(e)(1)
Memorandum of Understanding, dated May 18, 1999 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)
*	10(e)(2)	Memorandum of Understanding, dated April 15, 2003 with Michael R. Gallagher, Chief Executive Officer.
10(f)
Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)
10(g)
Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex's Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(h)
Form of Retention Agreement dated as of March 13, 2000 between Paul A. Siracusa and the Company. (Incorporated herein by reference to Exhibit 10(j) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10(i)
Form of Retention Agreement dated as of March 21, 2000 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(k) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10(i)(1)
Amended Form of Retention Agreement dated as of March 20, 2003 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(l)(1) of Playtex's Annual Report on Form 10-K for the year ended December 28, 2002.)
10(j)
Form of Retention Agreement dated as of August 1, 2000 between Kevin M. Dunn and the Company. (Incorporated herein by reference to Exhibit 10(l) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10(k)
Form of Retention Agreement dated as of August 1, 2000 between Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(m) of Playtex's Annual Report on Form 10-K for the year ended December 30, 2000.)
10(l)
Amendment to Retention Agreements, dated as of March 21, 2003 between each of Michael R. Gallagher, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, Paul E. Yestrumskas, Paul A. Siracusa, Kevin M. Dunn and Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(o) of Playtex's Annual Report on Form 10-K for the year ended December 28, 2002.)
10(m)
Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)
10(n)
Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex's Registration Statement on Form S-1, File No. 33-43771.)
10(o)
Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex's Registration Statement on Form S-1, No. 33-71512.)
10(p)
Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex's Form 8-K, dated March 17, 1995.)
10(p)(1)
Amendment No. 1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex's Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, File No. 333-50099.)

10(p)(2)
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
10(p)(3)
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
10(q)
Stock Purchase Agreement, dated as of December 19, 1997, among Playtex Products, Inc., and the Shareholders of Carewell Industries, Inc. (Incorporated herein by reference to Exhibit 10(af) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10(r)
Asset Purchase Agreement, dated as of January 26, 1998, among Playtex Products, Inc., Binky-Griptight, Inc., Lewis Woolf Griptight Limited and L.W.G. Holdings Limited. (Incorporated herein by reference to Exhibit 10(ag) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
10(s)
Merger Agreement, dated as of December 22, 1997, among Playtex Products, Inc., PCG Acquisition Corp., J.W. Childs Equity Partners L.P. and Personal Care Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Form 8-K, dated February 12, 1998.)
10(t)
Asset Sale Agreement, dated as of May 13, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.1 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)
10(t)(1)
Amendment No. 1 to the Asset Sale Agreement, dated as of June 25, 1999, by and between Playtex Products, Inc. and Colgate Palmolive Company. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Current Report on Form 8-K, dated July 15, 1999.)
10(u)
Registration Rights Agreement, dated as of January 28, 1998 among Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. (Incorporated herein by reference to Exhibit 2.2 of Playtex's Form 8-K, dated February 12, 1998.)
10(u)(1)
First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, J.W. Childs Equity Partners, L.P and certain other Stockholders named in the Stockholders Agreement dated as of January 28, 1998. (Incorporated herein by reference to Exhibit 10(6) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10(v)
Stockholders Agreement, dated as of January 28, 1998, between Playtex Products, Inc. and J.W. Childs Equity Partners, L.P. and certain other Stockholders named therein. (Incorporated herein by reference to Exhibit 2.3 of Playtex's Form 8-K, dated February 12, 1998.)

10(w)
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
10(y)
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
10(z)(1)
Amended and Restated Stockholders Agreement, dated September 3, 1998 between the Company, RCBA Playtex, L.P. and RCBA Strategic Partners. (Incorporated herein by reference to Exhibit 10(ac)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10(aa)
Registration Rights Agreement, dated June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(4) of Playtex's Post Effective Amendment No. 1 to Form S-3, dated as of June 12, 1998, File No. 333-50099.)
10(aa)(1)
Amendment No. 1, dated as of January 29, 1999, to the Registration Rights Agreement, dated as of June 1, 1998 between RCBA Playtex, L.P. and the Company. (Incorporated herein by reference to Exhibit 10(ad)(1) of Playtex's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10(ab)
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

	10(ae)
		Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex's Annual Report on Form 10-K for the year ended December 27, 1997.)
*	21(a)	Subsidiaries of Playtex.
*	23	Consent of KPMG LLP.
*	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an " * " are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(b) through and including 10(l) could be considered compensatory plans or in some manner benefit certain employees.

QuickLinks

FORM 10-K (Facing Sheet Continuation)
Documents incorporated by reference
TABLE OF CONTENTS
PART I
Risks Relating to Our Indebtedness
PART II
PART III
PART IV
PLAYTEX PRODUCTS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Twelve Months Ended December 27, 2003, December 28, 2002 and December 29, 2001 (In thousands)
PLAYTEX PRODUCTS, INC. SIGNATURES
PLAYTEX PRODUCTS, INC. 2003 ANNUAL REPORT TO STOCKHOLDERS
INDEX
PLAYTEX PRODUCTS, INC. PART I—FINANCIAL INFORMATION SELECTED FINANCIAL DATA (In thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (In thousands, except per share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS (In thousands)
PLAYTEX PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
PLAYTEX PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PLAYTEX PRODUCTS, INC. REPORT OF MANAGEMENT
PLAYTEX PRODUCTS, INC. OTHER INFORMATION
PLAYTEX PRODUCTS, INC. OTHER INFORMATION (Continued)
PLAYTEX PRODUCTS, INC. INDEX TO EXHIBITS