Form 10-Q
period 2004-03-27
PLAYTEX PRODUCTS INC
filed 2004-05-05
CIK 842699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 27, 2004

Commission File No. 1–12620

PLAYTEX PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51–0312772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Nyala Farms Road Westport, Connecticut 06880
(Address of principal executive offices)

Telephone number: (203) 341–4000
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

At April 29, 2004, 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 27, 2004	December 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,884	$27,453
Receivables, less allowance for doubtful accounts	146,649	23,478
Retained interest in receivables	—	64,633
Inventories	75,301	78,413
Deferred income taxes, net	8,814	8,994
Income taxes receivable	—	3,826
Other current assets	6,991	8,370
Total current assets	260,639	215,167

Net property, plant and equipment	124,743	125,425
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	138,045	138,271
Deferred financing costs, net	18,091	13,109
Other noncurrent assets	6,570	7,019
Total assets	$1,042,395	$993,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,846	$39,306
Accrued expenses	57,903	53,242
Income taxes payable	4,658	4,169
Current maturities of long-term debt	—	4,500
Total current liabilities	98,407	101,217

Long-term debt	827,500	788,750
Other noncurrent liabilities	16,686	16,404
Deferred income taxes	63,517	59,139
Total liabilities	1,006,110	965,510
Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at March 27, 2004 and December 27, 2003	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (accumulated deficit)	(490,163)	(498,539)
Accumulated other comprehensive earnings (loss)	(397)	(518)
Total stockholders’ equity	36,285	27,788
Total liabilities and stockholders’ equity	$1,042,395	$993,298

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003

Net sales	$195,985	$180,933
Cost of sales	91,699	84,183

Gross profit	104,286	96,750

Operating expenses:
Selling, general and administrative	66,995	64,721
Restructuring	93	—
Amortization of intangibles	226	226

Total operating expenses	67,314	64,947

Operating earnings	36,972	31,803

Interest expense, net of interest income, including related party interest expense of $3,037, net of related party interest income of $3,001 for the three month period ended March 29, 2003	16,406	13,447
Expenses related to retirement of debt, net	6,432	—
Other expenses	299	453

Earnings before income taxes	13,835	17,903

Income taxes	5,459	6,500

Net earnings	$8,376	$11,403

Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.19

Weighted average shares outstanding:
Basic	61,216	61,216
Diluted	61,216	62,805

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

(Unaudited, in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance, December 27, 2003	61,216	$612	$526,233	$(498,539)	$(518)	$27,788
Net earnings	—	—	—	8,376	—	8,376
Foreign currency translation adjustment	—	—	—	—	(164)	(164)

Minimum pension liability adjustment, net of tax	—	—	—	—	285	285
Comprehensive earnings						8,497
Balance, March 27, 2004	61,216	$612	$526,233	$(490,163)	$(397)	$36,285

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003

Cash flows from operations:
Net earnings	$8,376	$11,403
Adjustments to reconcile net earnings to net cash flows from operations:
Write-off of deferred fees related to retirement of debt	6,882	—
Depreciation	3,676	3,471
Amortization of deferred financing costs	419	489
Amortization of intangibles	226	226
Deferred income taxes	4,830	396
Prepaid pension asset and postretirement benefits	590	650
Other, net	(123)	217
Net change in working capital accounts	(48,619)	(19,491)

Net cash flows used for operations	(23,743)	(2,639)

Cash flows used for investing activities:
Purchases of property, plant and equipment	(3,035)	(3,673)

Net cash flows used for investing activities	(3,035)	(3,673)

Cash flows provided by (used for) financing activities:
Borrowings under revolving credit facilities	83,000	103,700
Repayments under revolving credit facilities	(63,000)	(75,700)
Long-term debt borrowings	467,500	—
Long-term debt repayments	(443,250)	—
Repurchase of 9 3/8% Notes	(9,550)	—
Payment of financing costs	(12,200)	—

Net cash flows provided by financing activities	22,500	28,000
Effect of exchange rate changes on cash	(291)	282

(Decrease) increase in cash and cash equivalents	(4,569)	21,970
Cash and cash equivalents at beginning of period	27,453	31,605

Cash and cash equivalents at end of period	$22,884	$53,575

Supplemental disclosures of cash flow information

Cash paid during the periods for:
Interest	$8,452	$5,674
Income taxes, net of refunds	$140	$707

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The interim consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited.  In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the thirteen week period ended March 27, 2004 are not necessarily indicative of the results that you may expect for the full year.

We presume you have access to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 27, 2003.  As a result, we have not included footnote and other disclosures that would substantially duplicate the disclosures contained in the Form 10-K.  We file our annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 and Securities Exchange Act of 1934.  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC  20549.  The SEC also maintains an internet website that contains our filed reports at www.sec.gov.  In addition, we make our filings with the SEC available at the Investor Relations section of our website www.playtexproductsinc.com.  You can call our Investor Relations Department at (203) 341- 4017 or via email at investorrelations@playtex.com to request a copy of any of our reports filed with the SEC.

2.  Stock-Based Compensation

We account for stock–based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, no compensation expense related to our stock options is reflected in our statements of earnings as stock options granted under the stock option plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect of stock-based compensation on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share data):

	Three Months Ended
	March 27, 2004	March 29, 2003
Net earnings:
As reported	$8,376	$11,403
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(555)	(958)
Pro forma—Basic	7,821	10,445
Add: Interest on Convertible Notes, net of tax	—	284
Pro forma—Diluted	$7,821	$10,729
Earnings per share:
As reported
Basic	$0.14	$0.19
Diluted	$0.14	$0.19
Pro forma
Basic	$0.13	$0.17
Diluted	$0.13	$0.17
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,216
Diluted	61,216	62,805

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

3.  Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46 applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003.  In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position (“FSP”) No. 46-6.  This interpretation delayed the effective date for VIEs created prior to February 1, 2003 and was effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R (see Note 9) for the quarter ended March 27, 2004.

In January 2004, the FASB issued an FSP on SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and we expect that this legislation will eventually reduce our costs for some of these programs.  We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions.  Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance.  This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until final guidance is issued.  As a result, our measurement of the net periodic postretirement benefit expense as of March 27, 2004 does not reflect the effect of the Act.  The final guidance may require us to change previously reported information.

4.  Restructuring and Asset Impairment

In the fourth quarter of 2003, with the assistance of an outside operations consultant, we launched a comprehensive program of operational improvements to increase effectiveness and profitability.  As part of this program, we incurred $3.9 million in restructuring charges in the fourth quarter of 2003 and another $0.1 million in the first quarter of 2004, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program.  The total number of positions impacted by the restructuring will be approximately 120, most of which are in manufacturing operations and supporting functions.  At March 27, 2004, approximately 70% of these positions have been eliminated.  During the first quarter of 2004, we paid $1.1 million in severance and related expenses associated with the 2003 restructuring.  In addition, in the first quarter of 2004 we paid $1.4 million of other related expenses (primarily consulting) which are included in our SG&A expenses.  We expect the remaining $1.5 million of restructuring liabilities at March 27, 2004 to be paid in cash throughout the remainder of 2004.  At the beginning of the first quarter 2003, our restructuring balance was solely related to our March 2002 decision to close our Watervliet, New York plastic molding facility.  The closure of the plant was complete as of December 27, 2003 and no further restructuring liabilities remain.

The following tables summarize the restructuring activities beginning in fiscal 2003 (in thousands):

	Balance at December 28,	Charge to Earnings	Adjustments and Changes	Utilized, Net		Balance at December 27,
	2002	2003	to Estimates	Cash	Non-Cash	2003
Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—
Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478

	Balance at December 27,	Charge to Earnings	Adjustments and Changes	Utilized, Net		Balance at March 27,
	2003	2004	to Estimates	Cash	Non-Cash	2004
Asset write-downs	$—	$—	$—	$—	$—	$—
Severance and related expenses	2,478	93	—	(1,055)	—	1,516
Accelerated pension obligations	—	—	—	—	—	—
Excess purchase commitments	—	—	—	—	—	—
Other exit costs	—	—	—	—	—	—
Total	$2,478	$93	$—	$(1,055)	$—	$1,516

5.  Accumulated Other Comprehensive Earnings (Loss)

The accumulated balances for each classification of other comprehensive earnings (loss) are as follows (unaudited, in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, net of tax		Accumulated Other Comprehensive Earnings (Loss)
Balance, December 27, 2003	$297		$(815)	$(518)
Change in period	(164)	285		121
Balance, March 27, 2004	$133	$(530	)(1)	$(397)

6.  Balance Sheet Components

The components of certain balance sheet accounts are as follows (in thousands):

	March 27, 2004	December 27, 2003
	(Unaudited)
Cash and cash equivalents	$22,884	$19,502
Cash—lock box(2)	—	7,951
Total	$22,884	$27,453

Receivables	$147,785	$23,887
Less allowance for doubtful accounts	(1,136)	(409)
Net	$146,649	$23,478

Inventories:
Raw materials	$12,969	$15,076
Work in process	1,698	1,884
Finished goods	60,634	61,453
Total	$75,301	$78,413

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	43,024	42,852
Information technology	16,877	16,642
Machinery and equipment	181,697	179,275
	243,974	241,145
Less accumulated depreciation	(119,231)	(115,720)
Net	$124,743	$125,425

Goodwill	$667,151	$667,151
Less accumulated amortization	(172,844)	(172,844)
Net	$494,307	$494,307

Trademarks	$151,680	$151,680
Less accumulated amortization	(19,442)	(19,442)
Net	$132,238	$132,238

(1) Net of tax effect of $0.3 million at March 27, 2004.

(2) Cash held in lock box pending weekly settlement procedure for our receivables facility (see Note 8).

	March 27, 2004	December 27, 2003
	(Unaudited)
Patents and other	$11,620	$11,620
Less accumulated amortization	(5,813)	(5,587)
Net	$5,807	$6,033

Deferred financing costs	$20,892	$17,930
Less accumulated amortization	(2,801)	(4,821)
Net	$18,091	$13,109

Accrued expenses:
Interest	$15,180	$7,645
Advertising and sales promotion	14,566	17,423
Sun Care returns reserve	10,069	5,961
Employee compensation and benefits	7,503	12,284
Other	10,585	9,929
Total	$57,903	$53,242

7.  Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 27, 2004	December 27, 2003
	(Unaudited)
Variable rate indebtedness:
New Term Loan	$7,500	$—
New Revolver	20,000	—
Term C Loan	—	443,250
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	460,000	—
9 3/8% Senior Subordinated Notes due 2011	340,000	350,000
	827,500	793,250
Less current maturities	—	(4,500)
Total long-term debt	$827,500	$788,750

At March 27, 2004, our borrowings under our revolver were $20.0 million which were used to fund our working capital needs.

2004 Refinancing

On February 19, 2004, we completed a refinancing (the “2004 Refinancing Transaction”) of our then outstanding credit facility (“Senior Debt”) and receivables facility (see Note 8).  As part of the 2004 Refinancing Transaction, we entered into:

•                  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•                  a five-year $150.0 million variable rate credit facility (the “New Credit Facility”), comprised of:

•                  a $7.5 million Term Loan (the “New Term Loan”), and

•                  a $142.5 million Revolving Credit Facility (the “New Revolver”).

The net proceeds from the 2004 Refinancing Transaction and the borrowings under the New Credit Facility were used to repay and/or terminate commitments under our Senior Debt and our receivables facility (see Note 8).

Also on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”), at a discount, which resulted in a net gain, including a $0.2 million write-off of unamortized deferred financing fees associated with the repurchased notes, of $0.3 million.

As a result of the 2004 Refinancing Transaction, we paid approximately $12.2 million in fees and expenses, which have been deferred and are being amortized over the term of the related indebtedness.  Additionally, approximately $6.7 million in unamortized deferred financing fees associated with our Senior Debt were written off in February 2004 and are being referred to as “Expenses related to retirement of debt” in the consolidated statement of earnings.

Fixed Rate Indebtedness

Our fixed rate indebtedness at March 27, 2004 of $800.0 million consisted of $460.0 million of 8% Notes and $340.0 million of 9 3/8% Notes.  We pay interest on the 8% Notes semi-annually on March 1 and September 1 of each year.  At any time prior to March 1, 2007, we may redeem up to 35% of the principal amount of the 8% Notes with the proceeds of certain equity offerings and certain asset sales, at a redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.  In addition, at any time prior to March 1, 2007, we may also redeem the 8% Notes, in whole but not in part, upon the occurrence of a change of control, at the redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.

“Applicable Premium” means (i) with respect to an equity offering redemption, 8% of the principal amount of the notes redeemed and (ii) with respect to an asset sale redemption or a change of control redemption, the percentage (expressed as percentages of principal amount of notes redeemed) set forth below if redeemed during the twelve-month period prior to March 1 of the years indicated below:

Year	Percentage

2005	12.000
2006	10.000
2007	8.000

The 8% Notes are secured by a first lien on intellectual property owned by us and the guarantors of the 8% Notes, and by a second lien on substantially all personal property and material owned real property, other than intellectual property, owned by us and the guarantors of the 8% Notes.  We do not have the option to redeem the 8% Notes from March 1, 2007 through March 1, 2008.  At our option, we may redeem the 8% Notes on or after March 1, 2008 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

Year	Percentage

2008	104.000
2009	102.000
2010 and thereafter	100.000

We pay interest on the 9 3/8% Notes semi-annually on June 1 and December 1 of each year.  At any time prior to June 1, 2004, we may redeem up to 35% of the principal amount of the 9 3/8% Notes with the proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount, plus accrued and unpaid interest to the redemption date.  We do not have the option to redeem the 9 3/8% Notes from June 1, 2004 through May 31, 2006.  At our option, we may redeem the 9 3/8% Notes on or after June 1, 2006 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

Year	Percentage

2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

Variable Rate Indebtedness

At March 27, 2004, our variable rate indebtedness of $27.5 million was comprised of our New Term Loan of $7.5 million and New Revolver of $20.0 million.  Our variable rate indebtedness at December 27, 2003 of $443.3 million was comprised entirely of our Term C Loan.  The rates of interest we pay under the New Credit Facility vary over time depending on short-term interest rates.  We also pay fees on our New Revolver commitments, which vary depending on the average outstanding balance on the New Revolver, which amounts are expensed as incurred.

The New Revolver and the New Term Loan have a term of five years.  The interest rates are LIBOR plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver.

The availability under our New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of March 27, 2004, our availability under the New Revolver, based on the borrowing base calculation, was $94.7 million, as reduced for the outstanding revolver balance and open letters of credit.

The rates of interest we have paid in the past, and will continue to pay in the future, on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

•                  Our weighted average variable interest rate was 4.24% for the three month period ended March 27, 2004 compared to         3.77% for the three month period ended March 29, 2003.

•                  At March 27, 2004, our variable interest rate was 4.00% compared to 3.77% at March 29, 2003.

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt.  At March 27, 2004, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt.

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

•                  loans and investments,

•                  transactions with affiliates,

•                  changes of control,

•                  payment of consulting and management fees, and

•                  compliance with laws and regulations.

Our New Credit Facility and our 8% Notes also grant rights of inspection, access to management, the submission of certain financial reports, and requires us to make prepayments with the proceeds generated by us resulting from the disposition of assets, the receipt of condemnation settlements and insurance settlements from casualty losses and from the sale of equity securities.

The 9 3/8% Notes and the 8% Notes also contain certain restrictions and requirements.  Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted.  Certain of our wholly-owned subsidiaries are guarantors of the 9 3/8% Notes and the 8% Notes.

The only required principal repayments during the next five years is on our New Credit Facility, which requires us to pay all outstanding principal at the February 2009 termination date.  No interim principal repayments are required.

8.  Receivables Facility

On February 19, 2004, the receivables facility was terminated as part of the 2004 Refinancing Transaction (see Note 7).  At the time of termination, the wholly-owned subsidiary of ours, Playtex A/R LLC, was merged into Playtex Products, Inc.

On May 22, 2001, we entered into a receivables purchase agreement (the “Receivables Facility”) through a wholly-owned subsidiary of ours, Playtex A/R LLC.  Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers’ trade invoices that we generated.  Playtex A/R LLC sold to a third-party commercial paper conduit (the “Conduit”) an undivided fractional ownership interest in these trade accounts receivable.  The Conduit issued short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables.  The total funding available to us on a revolving basis under the Receivables Facility was up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affected their eligibility.  Our retained interest in receivables represented our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized securitization fees incurred by Playtex A/R LLC.

We sold receivables at a discount, which we included in other expenses in the consolidated statements of earnings.  This discount, which was $0.3 million for the three month period ended March 27, 2004 and $0.5 million for the three month period ended March 29, 2003, reflected the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables.  The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses.  Also included in other expenses is the impact of the amortization of a securitization fee incurred by Playtex A/R LLC to establish the Receivables Facility.  As a result of the termination of the Receivables Facility in February 2004, we wrote off the unamortized balance of $0.1 million of this securitization fee.

We accounted for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  At the time the receivables were sold, the balances were removed from our balance sheet.  Playtex A/R LLC paid fees on the value of the undivided interest of the receivables sold to the Conduit equal to the 30 day LIBOR rate, which was reset weekly.  In addition, under the terms of the December 2003 renewal of the Receivables Facility, Playtex A/R LLC paid a 0.75% per annum fee on the utilized portion of the Receivables Facility and a 1.00% per annum liquidity fee on the entire committed amount of the Receivables Facility.  Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our retained interest in receivables approximated the fair value.

9.  Pension and Other Postretirement Benefits

The components of the net periodic pension expense for the three months ended March 27, 2004 and March 29, 2003 are as follows (in thousands):

	Three Months Ended
Net Periodic Pension Expense	March 27, 2004	March 29, 2003

Service cost—benefits earned during the period	$365	$346
Interest cost on projected benefit obligation	789	739
Expected return on plan assets	(1,064)	(928)
Amortization of unrecognized net gain	42	106
Amortization of transition gain	8	9
Net periodic pension expense	$140	$272

The components of the net periodic postretirement benefit expense for the three months ended March 27, 2004 and March 29, 2003 are as follows (in thousands):

	Three Months Ended
Net Periodic Postretirement Benefit Expense	March 27, 2004	March 29, 2003

Service cost—benefits earned during the period	$179	$269
Interest cost on accumulated benefit obligation	266	433
Amortization of prior service credit	(584)	(24)
Gain due to curtailment	—	(89)
Recognized actuarial loss	303	182
Net periodic postretirement benefit expense	$164	$771

10.  Business Segments

We are organized in three divisions, which are categorized as business segments in accordance with accounting principles generally accepted in the United States (“GAAP”), as follows:

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

•                  Wet Ones hand and face towelettes,

•                  Diaper Genie diaper disposal system,

•                  Baby Magic infant toiletries,

•                  Mr. Bubble children’s bubble bath,

•                  Baby Magic baby wipes, and

•                  Binky pacifiers.

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons

•                  Playtex Gentle Glide,

•                  Playtex Portables,

•                  Playtex Slimfits,

•                  Playtex Beyond, and

•                  Private label.

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

•                  sales in Puerto Rico, and

•                  export sales.

The International/Corporate Sales Division sells the same products as are available to our U.S. customers.

The results of our divisions for the three months ended March 27, 2004 and March 29, 2003 are as follows (unaudited, in thousands):

	Three Months Ended
	March 27, 2004		March 29, 2003
	Net Sales	Operating Earnings	Net Sales	Operating Earnings
Personal Products	$101,067	$42,568	$87,497	$32,572
Consumer Products	63,979	22,638	65,419	25,357
International/Corporate Sales	30,939	14,347	28,017	12,919
Total segment operating earnings	$195,985	79,553	$180,933	70,848

Reconciliation to consolidated operating earnings:

Selling, distribution, research and administrative		42,109		38,673
Restructuring		93		—
Unallocated charges		153		146
Amortization of intangibles		226		226
Operating earnings		$36,972		$31,803

11.  Earnings Per Share

The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three months ended March 27, 2004 and March 29, 2003 (unaudited, in thousands, except per share amounts):

	Three Months Ended
	March 27, 2004	March 29, 2003
Numerator:
Net earnings—as reported	$8,376	$11,403
Effect of Dilutive Securities:
Adjustment for interest on Convertible Notes	—	284
Net earnings—as adjusted	$8,376	$11,687

Denominator:
Weighted average shares outstanding—Basic	61,216	61,216
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	—	22
Adjustment for dilutive effect of Convertible Notes	—	1,567
Weighted average shares outstanding—Diluted	61,216	62,805

Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.19

Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees and shares that may have been exchanged for the 6% Convertible Notes, if determined to be dilutive.  At March 27, 2004 and March 29, 2003, stock options to purchase Playtex Products, Inc. common stock totaling 7.2 million shares and 6.8 million shares, respectively, are not included in the diluted EPS calculation since their impact would have been anti-dilutive.  Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti-dilutive on net earnings (have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.  Contingent Liabilities

In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

•                  the unaudited consolidated financial statements and notes included in this report; and

•                  the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2003.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities

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

We have used the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements.  These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

In addition, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions.  These estimates and assumptions affect:

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

Trademarks

We own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: BABY MAGIC®, BANANA BOAT®, BEYOND™, BIG SIPSTER®, BINACA®, BINKY®, BLASTERS®, DENTAX®, DIAPER GENIE®, DRINKUP®, DROP-INS®, FAST BLAST®, FIRST SIPSTER®, GENTLE GLIDE®, GET ON THE BOAT®, GRIPSTER®, HANDSAVER®, HEAT THERAPY®, HEAVY TRAFFIC®, INSULATOR®, INSULATOR SPORT®, LIPPOPS®, MADE STRONG TO LAST LONG®, MAKES GETTING CLEAN ALMOST AS MUCH FUN AS GETTING DIRTY®, MOST LIKE MOTHER®, MR. BUBBLE®, NATURAL ACTION®, NATURALATCH™, NATURALSHAPE™, NOBODY BABIES YOUR BABY BETTER®, OGILVIE®, OXY DEEP®, PORTABLES®, POWER SHOT®, PRECISELY RIGHT®, QUICKSTRAW®, QUIK BLOK®, SAFE’N SURE®, SILK GLIDE®, SIPEASE®, SLIMFITS®, SO COMFORTABLE YOU CAN’T EVEN FEEL THEM®, SOFT COMFORT®, SOOTH-A-CAINE®, SPARKLIN’ SIPSTER™, SUNTANICALS®, TEK®, TUSSY®, TWISTAWAY®, VENTAIRE®, VITASKIN®, WE GLOVE YOUR HANDS® and WET ONES®.

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

Items Affecting Comparability

Our results for the first quarter of 2004 are for the 13-week period ended March 27, 2004 and our results for the first quarter of 2003 are for the 13-week period ended March 29, 2003.  All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption).  This information is provided to us from the ACNielsen Company and is subject to revisions.  This market share data does not include scanner/consumption data from certain retailers, including Wal-Mart Stores, Inc., as they do not provide this information to third parties.

Overview

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products.  For the three months ended March 27, 2004, we generated approximately 98% of our sales from products in the number one or number two market share position in the United States.  Our lines of business include Infant Care, Feminine Care, Sun Care and Household Products and Personal Grooming.

Worldwide brand net sales for the three months ended March 27, 2004 and March 29, 2003 were as follows
(in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003	Change
Infant Care	$65,279	$58,802	$6,477
Feminine Care	57,044	48,803	8,241
Sun Care	55,558	53,840	1,718
Household Products and Personal Grooming	18,104	19,488	(1,384)
Total	$195,985	$180,933	$15,052

Infant Care net sales increased $6.5 million due primarily to higher shipment volume resulting from new product introductions in the infant feeding segment.

Feminine Care net sales, which increased $8.2 million versus the same quarter in 2003 due to higher shipment volume, were positively impacted by the introduction of Beyond, our new flushable tampon, and an increase in shipments of Gentle Glide, our base plastic applicator tampon.  We have had a positive sell-in to retailers during the Beyond launch.  Gentle Glide shipments in the first quarter of 2003 were negatively impacted by higher retail and consumer inventories brought about by the extensive marketing efforts utilized to defend against a competitive launch in the latter months of 2002.

The increase in Sun Care net sales of $1.7 million was due primarily to stronger international sales, particularly in Australia.  The domestic Sun Care shipments were relatively flat versus the same quarter in 2003 as shipments continue to shift closer to the consumption season.  Overall category consumption, as well as consumption of our sun care products, has been strong versus the prior year for the first three months of 2004.  However, this period accounts for only a small portion of total consumption for the sun care season.

The decline in net sales of $1.4 million for Household Products and Personal Grooming was due primarily to the continuation of the declining category trends in Personal Grooming.

The increase in net sales was the primary driver in the increased level of operating earnings for the first quarter of 2004.  Overall gross margin was relatively flat at 53.2% for the first quarter of 2004 versus the first quarter of 2003.  As a percentage of net sales, operating expenses were lower in the first quarter of 2004 versus the same quarter of 2003.

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

Subsequent to the refinancing, our debt structure is predominately fixed rate in nature and at a higher average interest rate versus the first quarter of 2003.  As a result, our interest expense for the first quarter of 2004 was higher than for the same period in 2003 due to this higher average rate, partially offset by lower average debt balances.  In addition, we expensed $6.4 million of deferred fees and expenses related to our previous credit agreement, net of a $0.3 million net gain from the repurchase on the open market of $10.0 million principal of our 9 3/8% Notes at a discount.

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

•                  improvements in our supply chain process; and

•                  significant inventory reduction.

We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005.  We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $4 million of expenses in 2004, of which $1.5 million were incurred in the first quarter of 2004.  In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million.  First quarter 2004 results were in line with anticipated savings net of implementation costs.  In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

In late 2002, we announced that we would explore strategic alternatives in order to enhance shareholder value, including a possible sale or merger of the entire Company, a partial sale, a divestiture of assets and other potential transactions.  After a thorough assessment of a number of options, it was concluded that, at this time, it is more beneficial to remain an independent, stand-alone company.

We believe that, in the near term, the most effective way to enhance shareholder value will be to build on the operational momentum experienced in the first quarter of 2004, most notably in the Feminine Care and Infant Care sectors, concentrate on such measures as aggressive cost reductions that improve profitability, and reduce working capital requirements.  Further, we recently completed the refinancing of our senior debt through the issuance of $460.0 million of senior secured notes and a $150.0 million asset-based credit facility, which provided us with considerably greater financial and operational flexibility to execute our on-going strategy.  Going forward in the normal course of business, we will continue to consider any strategic opportunities that increase shareholder value.

Results of Operations

Three Months Ended March 27, 2004 Compared To

Three Months Ended March 29, 2003

Consolidated Net Sales—Our consolidated net sales, by segment, for the three months ended March 27, 2004 and March 29, 2003 were as follows (in thousands):

Product Line	2004 Principal Brand Names	March 27, 2004	March 29, 2003	Change
Personal Products Division:
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$54,843	$49,854	$4,989
Feminine Care	Playtex	46,224	37,643	8,581
Total Personal Products Division		101,067	87,497	13,570
Consumer Products Division:
Sun Care	Banana Boat	47,826	48,060	(234)
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	16,153	17,359	(1,206)
Total Consumer Products Division		63,979	65,419	(1,440)
International/Corporate Sales Division		30,939	28,017	2,922
Total		$195,985	$180,933	$15,052

Personal Products Division—Net sales increased $13.6 million, or 16%, to $101.1 million in the first quarter of 2004.

Net sales of Infant Care products increased $5.0 million, or 10%, to $54.8 million in the first quarter of 2004.  This increase was due to higher shipments in the infant feeding segment due primarily to the introduction of new products, as described below.  Overall market shares for the first quarter versus year ago were up in Wet Ones, increasing 9.5 percentage points to 73.0%, up slightly in Diaper Genie, stable in Infant Feeding and down in Baby Magic Toiletries.  Market share for Baby Magic Toiletries lagged the year ago quarter due to promotional activity in a highly competitive category.  We believe our core Infant Care categories are highly competitive and we will continue to defend our market share positions.  We have introduced a number of new products, including a hard bottle offering with the VentAire NaturalShape feeding system and our NaturaLatch nipple, designed for use with our disposable nurser system.  Both systems are designed to aid the transition between breast feeding and bottle feeding.  We also introduced a one-step breast milk storage kit, which allows consumers to go from breast pump to storage to feeding using our Drop-In sac technology.  Other new products include the Sparklin’ Sipster spill-proof cup, a revamped look for our base spill-proof cup line and the addition of a Baby Magic Calming Milk shampoo to our Baby Toiletries line.

Net sales of Feminine Care products increased $8.6 million, or 23%, to $46.2 million in the first quarter of 2004 due to higher shipment volume driven by the launch of Beyond, our new flushable applicator tampon, in January 2004, and an increase in Gentle Glide shipments.  We have had positive sell-in to retailers for our Beyond tampon.  The product is now on the shelf in most retail outlets and advertising and consumer communication is underway.  We will be tracking consumer response and take-away closely over the next several months.  For the first quarter of 2003, Gentle Glide shipments were negatively impacted by a build-up in retail and consumer inventories resulting from heavy promotional activities in late 2002 to defend against a competitive launch.  In the first quarter of 2004, shipments are more in line with consumption.  In addition, we continue to support the Gentle Glide business with advertising and marketing programs during the Beyond launch.

Our market share in tampons was 25.9% for the first quarter of 2004, down versus the same quarter of 2003, which was 26.8%.  While the year over year share has declined due to the competitive launch in the plastic applicator segment, our market share has stabilized in recent months as evidenced by the fact that our first quarter of 2004 market share was slightly improved versus the fourth quarter of 2003, which was 25.6%.

We will continue to focus on our core strategy – converting pad users to tampons and targeting young teens as they enter the feminine care market.

Consumer Products Division—Net sales decreased $1.4 million, or 2%, to $64.0 million in the first quarter of 2004.

Net sales of Sun Care products decreased $0.2 million in the first quarter of 2004.  We continue to see a shift in shipment patterns for sun care products.  This shift has resulted in orders and shipments moving closer to the consumption period.  For the first quarter, our dollar market share of the Sun Care category was essentially flat at 18.7%.  Additionally, the category grew by 10.6 percentage points in the first quarter of 2004, while consumption of Banana Boat was up 10.5 percentage points versus the same quarter of 2003.  The first quarter is a relatively small percentage of total consumption in the sun care season, but these early results are encouraging.  We believe we are well positioned for the upcoming Sun Care season with an array of new products, including Surf, a long lasting, waterproof sunscreen, a new SPF 50 product for children, the highest offered in this segment, and expanded offerings in our Suntanicals line.

Net sales of Household Products/Personal Grooming decreased $1.2 million, or 7%, to $16.2 million in the first quarter of 2004.  This decrease is primarily the result of lower volume shipments due to a continuation of the declining trend in certain of these categories.   Our dollar market share for Woolite decreased 5.3 percentage points to 25.9% for the first quarter of 2004.  The success of our Oxy Deep launch has resulted in a number of competitive new products using the “oxy” strategy.  In Gloves, our dollar market share decreased to 26.4% in the first quarter of 2004 versus 29.5% for the same period in 2003.  This decline was due to a continuation of competitive activity in the category.  Our dollar market share increased 2.3 percentage points in Ogilvie, however the category continues to decline.

International/Corporate Sales Division—Net sales increased $2.9 million, or 10%, to $30.9 million in the first quarter of 2004.  The increase was due primarily to higher international Sun Care shipments.

Consolidated Gross Profit—Our consolidated gross profit increased $7.5 million, or 8%, to $104.3 million in the first quarter of 2004.  As a percent of net sales, gross profit was essentially flat at 53.2% in the first quarter of 2004.  The increase in gross profit was due to the increase in net sales.

Operating Earnings by Segment—We review operating earnings by business segment as this provides a strong basis for understanding business results.  For a reconciliation of segment operating earnings to consolidated operating earnings per the income statement, see Note 10 to our unaudited consolidated financial statements.

Personal Products Division—Segment operating earnings increased $10.0 million, or 31%, to $42.6 million in the first quarter of 2004.  As a percent of net sales, segment operating earnings increased 4.9 percentage points to 42.1% in the first quarter of 2004.  The increase in segment operating earnings and segment operating earnings as a percent of net sales was due to higher net sales, which accounted for approximately $5.0 million of the increase, and the mix of products sold, most notably higher Feminine Care sales.

Consumer Products Division—Segment operating earnings decreased $2.7 million, or 11%, to $22.6 million in the first quarter of 2004.  As a percent of net sales, segment operating earnings decreased 3.4 percentage points to

35.4% in the first quarter of 2004.  The decrease in segment operating earnings and segment operating earnings as a percent of net sales was due primarily to lower net sales.

International/Corporate Sales Division—Segment operating earnings increased $1.4 million, or 11%, to $14.3 million in the first quarter of 2004.  As a percent of net sales, segment operating earnings increased 0.3 percentage points to 46.4% in the first quarter of 2004.  The increase in segment operating earnings and segment operating earnings as a percent of net sales was due to higher net sales.

Consolidated Operating Earnings—Our consolidated operating earnings increased $5.2 million, or 16%, to $37.0 million in the first quarter of 2004.  The increase in consolidated operating earnings was the result of our higher net sales, gross profit and segment operating earnings as noted above.  In addition, the first quarter of 2004 included $0.1 million of restructuring charges and $1.4 million (included in SG&A) of other related expenses associated with our operational restructuring.  The first quarter of 2003 includes $0.7 million of litigation costs associated with the defense of our tampon business.

Consolidated Interest Expense—Our consolidated interest expense increased $3.0 million to $16.4 million in the first quarter of 2004.  The increase in interest expense is the result of higher interest rates on outstanding debt driven by an amendment to our then existing credit agreement in June 2003 and the refinancing of our then existing senior debt in February 2004.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates.  For the first quarter of 2004, our average interest rate for all debt (fixed and variable) was 6.78%, up 1.15 percentage points versus the same quarter of 2003.  Our average debt balances decreased by $12.2 million in the first quarter of 2004 versus the comparable period in 2003.

Expenses Related to Retirement of Debt—On February 19, 2004, we refinanced our then outstanding credit facility and terminated our receivables facility.  We wrote off approximately $6.6 million in unamortized deferred financing costs relating to our then outstanding Term C Loan, revolver, credit agreement and related amendments and $0.1 million of an unamortized fee paid to originate the receivables facility in 2001.  In addition, we recorded a net gain of $0.3 million, which includes a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of the $10.0 million principal of our 9 3/8% Notes (see Notes 7 and 8 to our unaudited consolidated financial statements).

Consolidated Other Expenses—Historically, our consolidated other expenses represented the costs associated with our receivables facility.  Since this facility was terminated as a result of our refinancing, costs associated with this facility decreased for the first quarter of 2004, versus the same quarter in the prior year, by $0.2 million.

Consolidated Income Taxes—Our consolidated income taxes were $5.5 million in the first quarter of 2004.  As a percent of pretax earnings, our effective tax rate was 39.5% of earnings before income taxes.  This was up versus an effective tax rate of 36.3% for the first quarter of 2003 due primarily to higher provisions for state taxes.

Liquidity and Capital Resources

2004 Refinancing

As fully described in Notes 7 and 8 of our unaudited consolidated financial statements, on February 19, 2004, we refinanced our indebtedness under our existing Credit Facility (the “2004 Refinancing Transaction”).  This refinancing provides greater flexibility and liquidity to pursue our stated strategy.  Additionally, it eliminates the maintenance covenants and near term principal amortization requirements that were part of our prior credit facility.  Proceeds from this refinancing transaction were used to pay-off our outstanding indebtedness under our existing credit agreement (see Note 7 to our unaudited consolidated financial statements) and to terminate the receivables facility (see Note 8 to our unaudited consolidated financial statements).

The 2004 Refinancing Transaction consisted of:

•                  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•                  a five-year $150.0 million variable rate credit facility (the “New Credit Facility”), comprised of:

•                  a $7.5 million Term Loan (the “New Term Loan”), and

•                  a $142.5 million Revolving Credit Facility (the “New Revolver”).

The availability under the New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of March 27, 2004, our availability under the New Revolver, based on our borrowing base calculation, is $94.7 million, as reduced for our current outstanding New Revolver and outstanding letters of credit, as defined in the New Credit Facility.

Pricing for the New Credit Facility is the London Inter-Bank Offer Rate (“LIBOR”) plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver.  As a result of the 2004 Refinancing Transaction, we paid an estimated $12.2 million in fees and expenses, which have been deferred and are being amortized over the term of the 8% Notes and the New Credit Facility.  Additionally, on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9 3/8% Senior Subordinated Notes due June 1, 2011 (the “9 3/8% Notes”) at a discount.  In conjunction with this refinancing, we wrote off approximately $6.9 million in unamortized fees associated with the 2001 refinancing transaction and related amendments.

As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. The majority of our indebtedness at March 27, 2004 is comprised of fixed rate notes, as the 2004 Refinancing Transaction substantially reduced our variable rate indebtedness.  As a result, our exposure to changing interest rates is dramatically reduced.  A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness.

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

•                loans and investments,

•                transactions with affiliates,

•                changes of control,

•                payment of consulting and management fees, and

•                compliance with laws and regulations.

Contractual Obligations

The following table summarizes our contractual obligations at March 27, 2004 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$827,500	$—	$—	$27,500	$800,000
Operating lease obligations	24,165	9,774	8,432	2,199	3,760
Purchase obligations	7,059	2,094	2,739	695	1,531
Total	$858,724	$11,868	$11,171	$30,394	$805,291

Cash Flows Analysis

	Three Months Ended
(In thousands)	March 27, 2004	March 29, 2003
Net cash flows used for operations	$(23,743)	$(2,639)
Net cash flows used for investing activities	(3,035)	(3,673)
Net cash flows provided by financing activities	22,500	28,000
Effect of exchange rate changes on cash	(291)	282

Cash Flows from Operations—Our net cash flows used for operations were $23.7 million for the first three months of 2004.  The use of cash for operations was driven primarily by working capital requirements, of which the single largest factor was associated with the increase in accounts receivable due to the termination of the receivables facility as part of the 2004 Refinancing Transaction.  The elimination of the receivables facility resulted in all receivables going back on the balance sheet versus an off-balance sheet treatment in the prior period.

At March 27, 2004, our working capital (current assets net of current liabilities) increased $35.8 million to $162.2 million compared to $126.4 million at March 29, 2003.

•                  Total current assets decreased $73.6 million at March 27, 2004 compared to March 29, 2003.  The decrease is made up of several factors.  The March 29, 2003 cash balance included $19.1 million restricted cash held in an excess cash flow account, as required by our then existing credit facility.  It also included $9.3 million held in a lock box pending a weekly settlement procedure related to our then existing receivables facility (see Note 8 to our unaudited consolidated financial statements).  As a result of the 2004 Refinancing Transaction and related termination of our receivables facility, we are no longer required to deposit excess cash or restricted access to the cash received into our lockbox and therefore year over year cash has decreased $30.7 million.  Also as a result of the termination of the off-balance sheet receivables facility, we now are no longer selling a significant portion of these receivables.  Consequently, accounts receivable, net of our retained interest in receivables, has increased $45.3 million.  In addition, the $80.0 million related party note came due and was settled in December 2003.  The $9.2 million decline in inventories was due primarily to the timing of inventory build for certain seasonal businesses and operational efforts to reduce inventory levels.  All other current assets increased by $1.0 million at March 27, 2004 compared to March 29, 2003.

•                  Total current liabilities decreased $109.4 million at March 27, 2004 compared to March 29, 2003.  The decrease was primarily the result of the $78.4 million related party note that came due and was settled in December 2003.  Current maturities of long-term debt decreased $34.5 million as a result of the 2004 Refinancing Transaction.  Principal payments on the New Credit Facility are due subsequent to 2008.  All other current liabilities increased by $3.5 million at March 27, 2004 compared to March 29, 2003.

Cash Flows Used for Investing Activities—Our cash flows used for investing activities represented capital expenditures for equipment and facility improvements of $3.0 million and $3.7 million in the first quarter of 2004 and 2003, respectively.  These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities.  Capital expenditures for 2004 are expected to be in the $17.0 million to $18.0 million range.

Cash Flows Provided by Financing Activities—Our cash flows provided by financing activities of $22.5 million for the first quarter of 2004 represented the activities associated with our 2004 Refinancing Transaction and included repayment of our Term C Loan, payment of $12.2 million in fees and expenses related to the refinancing, payment of $9.5 million to repurchase $10.0 million principal of our 9 3/8% Notes on the open market, proceeds from issuance of $460.0 million 8% Notes and $27.5 million net borrowings under our New Credit Facility (see Note 7 to our unaudited consolidated financial statements).  Our cash flows provided by financing for the first quarter of 2003 was comprised solely of borrowings under our then existing credit facility, primarily used to finance working capital needs.

We intend to fund our operating activities, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the New Revolver through fiscal 2009.  However, we do not expect to generate sufficient cash flows from operations to make the $460.0 million scheduled principal payment on the 8% Notes nor the principal payment on the $340.0 million 9 3/8% Notes both due in fiscal 2011.  Accordingly, we will have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations.  Historically, our cash flows from operations and refinancing activities have enabled us to meet all of our obligations.  However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

Operational Reorganization

We continually focus on productivity and cost reduction initiatives to improve profitability.  As part of this ongoing process, we are executing several initiatives to reduce operating and SG&A expenses, improve effectiveness and reduce working capital requirements.  In 2003, we engaged an outside operations consultant to perform a comprehensive review of our operations and internal functions.  Based on that review and with the assistance of the consultant, we have launched a comprehensive program of operational improvements that we expect will result in increased effectiveness and profitability.  We believe these improvements can be implemented without a significant increase in capital expenditures or loss of productivity.  This process will continue in 2004 and is expected to be fully implemented in 2005.  The major components of the restructuring include:

•                  headcount reductions and more effective manufacturing facilities;

•                  improvements in our supply chain process; and

•                  significant inventory reduction.

We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005.  We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $4 million of expenses in 2004, of which $1.5 million were incurred in the first quarter of 2004.  In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million.  First quarter 2004 results were in line with anticipated savings net of implementation costs.  In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

Strategic Alternatives

In late 2002, we announced that we would explore strategic alternatives in order to enhance shareholder value, including a possible sale or merger of the entire Company, a partial sale, a divestiture of assets and other potential transactions.  After a thorough assessment of a number of options, it was concluded that, at this time, it is more beneficial to remain an independent, stand-alone company.

We believe that, in the near term, the most effective way to enhance shareholder value will be to build on the operational momentum experienced in the first quarter of 2004, most notably in the Feminine Care and Infant Care sectors, concentrate on such measures as aggressive cost reductions that improve profitability, and reduce working capital requirements.  Further, we recently completed the refinancing of our senior debt through the issuance of $460.0 million of senior secured notes and a $150.0 million asset-based credit facility, which provided us with considerably greater financial and operational flexibility to execute our on-going strategy.  Going forward in the normal course of business, we will continue to consider any strategic opportunities that increase shareholder value.

Off-Balance Sheet Arrangements

On occasion we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties.  At March 27, 2004, we had certain off-balance sheet operating leases.

We enter into operating leases with unaffiliated third parties.  These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment.  At March 27, 2004 we had, in aggregate, approximately $24.2 million of committed expenses associated with operating leases that are not reflected on our consolidated balance sheet as a liability, in accordance with GAAP.  We believe operating leases are beneficial to us by allowing us to match the cost of the asset with the benefits derived from it.  Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

Key areas where assumptions and estimates are used include:

Sun Care Returns—Our practice is not to accept returned goods unless authorized by management of the sales organization.  Returns result primarily from damage and shipping discrepancies.  Exceptions to this policy include our Sun Care seasonal returns.  We allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry.  We record sales at the time the products are shipped and title transfers.  The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured.  Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP.  Customers are required to pay for the Sun Care product purchased during the season under the required terms.  We offer a variety of extended terms options, due to the seasonal nature of sun care, for qualified customers.  In all cases, these extended terms require substantial cash payments prior to or during the summer sun care season.  We generally receive returns of our Sun Care products from September through March following the summer sun care season.  We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season and inventory positions at key retailers as we move through the sun care season.  We monitor shipment activity and inventory levels at key retailers during the season in an effort to gauge potential returns issues.  This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product.  The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions.  Based on our 2003 Sun Care results, each percentage point change in our returns rate would have impacted our reported net sales by $1.3 million and our reported operating earnings by $1.1 million.

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

Pension and Postretirement Benefits—Included in our results of operations are pension and postretirement costs and credits, which are measured using actuarial valuations.  Inherent in these valuations are key assumptions including assumptions about discount rates, expected return on plan assets, annualized increases in salaries and wages, the future number of participants and the future cost of health care.  These assumptions are updated on an annual basis.  We are required to consider market conditions, including changes in interest rates, in making these assumptions. A 0.25 percentage point change in the discount rate, with all other assumptions held constant, would impact net periodic pension expense and net periodic postretirement benefit expense by $0.2 million and $0.1 million, respectively.  A 0.25 percentage point change in the long-term rate of return on plan assets would impact net periodic pension expense by $0.1 million.  A 0.25 percentage point change in the long-term health care cost trend would impact the service and interest components on net periodic postretirement benefit expense by $0.1 million.

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

Goodwill and Indefinite-Lived Intangible Assets—Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long-lived assets, and for the selection of an appropriate discount rate.  An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  We use our judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired.  We perform our annual goodwill and other intangible assets impairment testing during the second quarter of 2004.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.”  FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46 applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003.  In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position (“FSP”) No. 46-6.  This interpretation delayed the effective date for VIEs created prior to February 1, 2003 and was effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R in our consolidated financial statements for the quarter ended March 27, 2004.

In January 2004, the FASB issued an FSP on SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and we expect that this legislation will eventually reduce our costs for some of these programs.  We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions.  Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance.  This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until final guidance is issued.  As a result, our measurement of the net periodic postretirement benefit expense as of March 27, 2004 does not reflect the effect of the Act.  The final guidance may require us to change previously reported information.

                In March 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment, which they believe will become effective for fiscal years ending on or after December 15, 2004.  We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure.  At March 27, 2004, we were not a party to any such financial instruments and our total indebtedness consisted of $800.0 million in fixed rate debt and $27.5 million in variable rate debt.  Based on our interest rate exposure at March 27, 2004, a 1% increase in interest rates for our variable rate debt would not have a material impact on our consolidated interest expense.

For the three month period ended March 27, 2004, we derived approximately 8% of net sales in currencies denominated other than the U.S. dollar, of which approximately 6% was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  In these countries, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar.  Our results of operations are reported in U.S. dollars.  Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results.  The vast majority of our products are manufactured in the U.S. although we do source some finished goods, componentry and raw materials from overseas.  A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits.  Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

Item 4. Controls and Procedures

(a)                                  Disclosure controls and procedures.  Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them, particularly during the period in which this report was being prepared.

(b)                                 Internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The following should be read in conjunction with Part 1, Item 3., “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 27, 2003.

As of the end of April 2004, there were two pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits and Reports on Form 8-K

a.               Exhibits:

4.1      Indenture, dated as of February 19, 2004, among Playtex Products, Inc., the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, in as an exhibit thereto the form of the note.  (Incorporated herein by reference to Exhibit 4.1 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4.2      Security Agreement, dated as of February 19, 2004, among Playtex Products, Inc., the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee.  (Incorporated herein by reference to Exhibit 4.2 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4.3      Restricted Account Agreement, dated as of February 19, 2004, among Playtex Products, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and Wells Fargo Bank, N.A. and acknowledged by the guarantors named therein.  (Incorporated herein by reference to Exhibit 4.3 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4.4      Pledge Agreement, dated as of February 19, 2004, among Playtex Products, Inc., Personal Care Holdings, Inc., Personal Care Group, Inc., Playtex International Corp. and TH Marketing Corp. in favor of Wells Fargo Bank Minnesota, National Association, as trustee.  (Incorporated herein by reference to Exhibit 4.4 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

10.1    Credit Agreement, dated February 19, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent, L/C issuer and a lender.

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

b.              Reports on Form 8-K:

On January 8, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form.  Pursuant to Item 5, we provided information related to changes to our Board of Directors.

On January 30, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 5, 7, 9 and 12 of that Form.  Pursuant to Item 5, we provided information related to our offering of senior secured notes and a new credit facility.  Pursuant to Items 7, 9 and 12, we provided information related to recent company trends and developments, including earning results for the fourth quarter and fiscal 2003.

On February 4, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 12 of that Form.  Pursuant to Item 12, we provided information related to fiscal 2003 brand results and a recent development update through January 2004.

On February 5, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 5 and 9 of that Form.  Pursuant to Items 5 and 9, we provided information related to the pricing of our offering of $460.0 million of 8% senior secured notes.

On February 9, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 12 of that Form.  Pursuant to Item 12, we provided information on earnings results for fiscal 2003.

On February 19, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of that Form.  Pursuant to Item 5, we provided information related to the closing of our offering of $460.0 million of 8% senior secured notes and credit agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date:	May 5, 2004	By:	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2004	By:	/S/ GLENN A. FORBES
Glenn A. Forbes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)