Form 10-Q
period 2004-06-26
PLAYTEX PRODUCTS INC
filed 2004-08-04
CIK 842699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 26, 2004

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

Yes ☒ No ☐

At July 29, 2004, 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,270	$27,453
Receivables, less allowance for doubtful accounts	159,621	23,478
Retained interest in receivables	—	64,633
Inventories	62,017	78,413
Deferred income taxes, net	10,040	8,994
Income taxes receivable	—	3,826
Other current assets	6,105	8,370
Total current assets	268,053	215,167

Net property, plant and equipment	125,137	125,425
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	146,320	138,271
Deferred financing costs, net	17,870	13,109
Other noncurrent assets	6,663	7,019
Total assets	$1,058,350	$993,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,253	$39,306
Accrued expenses	84,770	53,242
Income taxes payable	1,187	4,169
Current maturities of long-term debt	—	4,500
Total current liabilities	118,210	101,217

Long-term debt	807,500	788,750
Other noncurrent liabilities	20,437	16,404
Deferred income taxes	68,531	59,139
Total liabilities	1,014,678	965,510
Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at June 26, 2004 and December 27, 2003	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (accumulated deficit)	(481,908)	(498,539)
Accumulated other comprehensive earnings (loss)	(1,265)	(518)
Total stockholders’ equity	43,672	27,788
Total liabilities and stockholders’ equity	$1,058,350	$993,298

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended
	June 26, 2004	June 28, 2003

Net sales	$185,522	$176,096
Cost of sales	88,248	86,786

Gross profit	97,274	89,310

Operating expenses:
Selling, general and administrative	69,770	67,818
Amortization of intangibles	225	225

Total operating expenses	69,995	68,043

Operating earnings	27,279	21,267

Interest expense, net of interest income, including related party interest expense of $3,037, net of related party interest income of $3,001 for the three month period ended June 28, 2003	17,966	13,387
Other expenses	37	572

Earnings before income taxes	9,276	7,308

Income taxes	1,021	2,654

Net earnings	$8,255	$4,654

Earnings per share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Weighted average shares outstanding:
Basic	61,216	61,216
Diluted	61,227	61,237

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Six Months Ended
	June 26, 2004	June 28, 2003

Net sales	$377,450	$353,410
Cost of sales	179,947	170,969

Gross profit	197,503	182,441

Operating expenses:
Selling, general and administrative	132,708	128,920
Restructuring	93	—
Amortization of intangibles	451	451

Total operating expenses	133,252	129,371

Operating earnings	64,251	53,070

Interest expense, net of interest income, including related party interest expense of $6,075, net of related party interest income of $6,001 for the six month period ended June 28, 2003	34,372	26,834
Expenses related to retirement of debt, net	6,432	—
Other expenses	336	1,025

Earnings before income taxes	23,111	25,211

Income taxes	6,480	9,154

Net earnings	$16,631	$16,057

Earnings per share:
Basic	$0.27	$0.26
Diluted	$0.27	$0.26

Weighted average shares outstanding:
Basic	61,216	61,216
Diluted	61,221	61,237

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance, December 27, 2003	61,216	$612	$526,233	$(498,539)	$(518)	$27,788
Net earnings	—	—	—	16,631	—	16,631
Foreign currency translation adjustment	—	—	—	—	(1,032)	(1,032)
Minimum pension liability adjustment, net of tax	—	—	—	—	285	285
Comprehensive earnings						15,884
Balance, June 26, 2004	61,216	$612	$526,233	$(481,908)	$(1,265)	$43,672

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003

Cash flows from operations:
Net earnings	$16,631	$16,057
Adjustments to reconcile net earnings to net cash flows from operations:
Write-off of deferred fees related to retirement of debt	6,882	—
Depreciation	7,396	6,997
Amortization of deferred financing costs	1,140	978
Amortization of intangibles	451	451
Deferred income taxes	8,643	3,241
Prepaid pension asset and postretirement benefits	(140)	1,230
Other, net	(221)	705
Net change in working capital accounts	(31,525)	(1,609)

Net cash flows from operations	9,257	28,050

Cash flows used for investing activities:
Purchases of property, plant and equipment	(7,529)	(9,336)
Acquisition of intangibles	(500)	—

Net cash flows used for investing activities	(8,029)	(9,336)

Cash flows provided by (used for) financing activities:
Borrowings under revolving credit facilities	37,800	179,450
Repayments under revolving credit facilities	(37,800)	(179,450)
Long-term debt borrowings	467,500	—
Long-term debt repayments	(443,250)	(2,250)
Repayment of convertible notes	—	(20,000)
Repurchase of 9 3/8% Notes	(9,550)	—
Payment of financing costs	(12,700)	(1,624)

Net cash flows provided by (used for) financing activities	2,000	(23,874)
Effect of exchange rate changes on cash	(411)	997

Increase (decrease) in cash and cash equivalents	2,817	(4,163)
Cash and cash equivalents at beginning of period	27,453	31,605

Cash and cash equivalents at end of period	$30,270	$27,442

Supplemental disclosures of cash flow information

Cash paid during the periods for:
Interest	$24,608	$26,745
Income taxes, net of refunds	$819	$1,465

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Consolidated Financial Statements

The interim consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited.  In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  As part of a review of the classification of certain expenses, in the second quarter of 2004, we reclassified cash discount expense as a reduction of revenue.  Previously, this expense was included in selling, general and administrative (“SG&A”).  This reclass amounted to $4.2 million and $3.9 million for the three months ended June 26, 2004 and June 28, 2003, respectively.  The reclass was $8.3 million and $7.6 million for the six months ended June 26, 2004 and June 28, 2003, respectively.  While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The results of operations for the three and six month periods ended June 26, 2004 are not necessarily indicative of the results that you may expect for the full year.

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

The following table illustrates the pro forma effect of stock-based compensation on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net earnings:
As reported	$8,255	$4,654	$16,631	$16,057
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of tax	(546)	(897)	(1,101)	(1,855)
Pro forma—Basic and diluted	$7,709	$3,757	$15,530	$14,202

Earnings per share:
As reported
Basic	$0.13	$0.08	$0.27	$0.26
Diluted	$0.13	$0.08	$0.27	$0.26
Pro forma
Basic	$0.13	$0.06	$0.25	$0.23
Diluted	$0.13	$0.06	$0.25	$0.23

Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,216	61,216	61,216
Diluted	61,227	61,237	61,221	61,237

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

3.              Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46 applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003.  In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position (“FSP”) No. 46-6.  This interpretation delayed the effective date for VIEs created prior to February 1, 2003 and was effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R for the quarter ended June 26, 2004 (see Note 9).

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

In May 2004, the FASB issued an FSP on SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs.  We are currently assessing what, if any, impact this will have on our operating results.  This FSP is effective in the first interim or annual period beginning after June 15, 2004.

4.                    Restructuring and Asset Impairment

In the fourth quarter of 2003, with the assistance of an outside operations consultant, we launched a comprehensive program of operational improvements to increase effectiveness and profitability.  As part of this program, we incurred $3.9 million in restructuring charges in the fourth quarter of 2003 and another $0.1 million in the first half of 2004, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program.  The total number of positions impacted by the restructuring will be approximately 120, most of which are in manufacturing operations and supporting functions.  At June 26, 2004, approximately 80% of these positions have been eliminated.  During the first half of 2004, we paid $1.2 million in severance and related expenses associated with the 2003 restructuring.  In addition, in the first six months of 2004, we incurred $2.5 million of other related expenses (primarily consulting) which are included in our SG&A expenses.  We expect the remaining $1.4 million of restructuring liabilities at June 26, 2004 to be paid in cash throughout the remainder of 2004.  At the beginning of the first quarter 2003, our restructuring balance was solely related to our March 2002 decision to close our Watervliet, New York plastic molding facility.  The closure of the plant was complete as of December 27, 2003 and no further restructuring liabilities remain.

The following tables summarize the restructuring activities beginning in fiscal 2003 (in thousands):

	Balance at	Charge to	Adjustments			Balance at
	December 28,	Earnings	and Changes	Utilized, Net		December 27,
	2002	2003	to Estimates	Cash	Non-Cash	2003
Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—
Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478

	Balance at	Charge to	Adjustments			Balance at
	December 27,	Earnings	and Changes	Utilized, Net		June 26,
	2003	2004	to Estimates	Cash	Non-Cash	2004
Asset write-downs	$—	$—	$—	$—	$—	$—
Severance and related expenses	2,478	93	—	(1,150)	—	1,421
Accelerated pension obligations	—	—	—	—	—	—
Excess purchase commitments	—	—	—	—	—	—
Other exit costs	—	—	—	—	—	—
Total	$2,478	$93	$—	$(1,150)	$—	$1,421

5.              Accumulated Other Comprehensive Earnings (Loss)

The accumulated balances for each classification of other comprehensive earnings (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, net of tax		Accumulated Other Comprehensive Earnings (Loss)
Balance, December 27, 2003	$297	$(815)		$(518)
Change in period	(1,032)	285		(747)
Balance, June 26, 2004	$(735)	$(530	)(1)	$(1,265)

6.              Balance Sheet Components

The components of certain balance sheet accounts are as follows (in thousands):

	June 26, 2004	December 27, 2003

Cash and cash equivalents	$30,270	$19,502
Cash—lock box (2)	—	7,951
Total	$30,270	$27,453

Receivables	$160,900	$23,887
Less allowance for doubtful accounts	(1,279)	(409)
Net	$159,621	$23,478

(1) Net of tax effect of $0.3 million at June 26, 2004.

(2) Cash held in lock box pending weekly settlement procedure for our then outstanding receivables facility (see Note 8).

	June 26, 2004	December 27, 2003

Inventories:
Raw materials	$12,388	$15,076
Work in process	1,630	1,884
Finished goods	47,999	61,453
Total	$62,017	$78,413

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	43,343	42,852
Information technology	15,875	16,642
Machinery and equipment	185,148	179,275
	246,742	241,145
Less accumulated depreciation	(121,605)	(115,720)
Net	$125,137	$125,425

Goodwill	$667,151	$667,151
Less accumulated amortization	(172,844)	(172,844)
Net	$494,307	$494,307

Trademarks	$151,680	$151,680
Less accumulated amortization	(19,442)	(19,442)
Net	$132,238	$132,238

Patents and other(1)	$20,120	$11,620
Less accumulated amortization	(6,038)	(5,587)
Net	$14,082	$6,033

Deferred financing costs	$21,392	$17,930
Less accumulated amortization	(3,522)	(4,821)
Net	$17,870	$13,109

Accrued expenses:
Advertising and sales promotion	$26,172	$17,423
Sun Care returns reserve	19,246	5,961
Interest	16,269	7,645
Employee compensation and benefits	12,693	12,284
Other	10,390	9,929
Total	$84,770	$53,242

(1) At June 26, 2004, includes the $7.5 million obligation under Mr. Gallagher’s retirement agreement, which amount will be amortized to expense commencing upon Mr. Gallagher’s retirement over the five year period of the non-competition and non-solicitation period.

7.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 26, 2004	December 27, 2003

Variable rate indebtedness:
New Term Loan	$7,500	$—
Term C Loan	—	443,250
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	460,000	—
9 3/8% Senior Subordinated Notes due 2011	340,000	350,000
	807,500	793,250
Less current maturities	—	(4,500)
Total long-term debt	$807,500	$788,750

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

As a result of the 2004 Refinancing Transaction, we incurred approximately $12.7 million in fees and expenses, which have been deferred and are being amortized over the term of the related indebtedness.  Additionally, approximately $6.7 million in unamortized deferred financing fees associated with our Senior Debt were written off in February 2004 and are being referred to as “Expenses related to retirement of debt” in the consolidated statement of earnings.

Fixed Rate Indebtedness

Our fixed rate indebtedness at June 26, 2004 of $800.0 million consisted of $460.0 million of 8% Notes and $340.0 million of 9 3/8% Notes.  We pay interest on the 8% Notes semi-annually on March 1 and September 1 of each year.  At any time prior to March 1, 2007, we may redeem up to 35% of the principal amount of the 8% Notes with the proceeds of certain equity offerings and certain asset sales, at a redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.  In addition, at any time prior to March 1, 2007, we may also redeem the 8% Notes, in whole but not in part, upon the occurrence of a change of control, at the redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.

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

Variable Rate Indebtedness

At June 26, 2004, our variable rate indebtedness of $7.5 million was comprised solely of our New Term Loan.  Our variable rate indebtedness at December 27, 2003 of $443.3 million was comprised entirely of our Term C Loan.  The rates of interest we pay under the New Credit Facility vary over time depending on short-term interest rates.  We also pay fees on our New Revolver commitments, which vary depending on the average outstanding balance on the New Revolver, which amounts are expensed as incurred.

The New Revolver and the New Term Loan have a term of five years.  The interest rates are LIBOR plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver.

The availability under our New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of June 26, 2004, our availability under the New Revolver, based on the borrowing base calculation, was $105.4 million, as reduced for the outstanding revolver balance and open letters of credit.  We pay a monthly commitment fee on the available but unused revolver balance ranging between 0.375% and 0.50% depending on the average outstanding revolver balance.

The rates of interest we have paid in the past, and will continue to pay in the future, on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.

•                  Our weighted average variable interest rate was 4.38% for the three month period ended June 26, 2004 compared to 3.98% for the three month period ended June 28, 2003.

•                  At June 26, 2004, our variable interest rate was 5.10% compared to 4.87% at June 28, 2003.

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt.  At June 26, 2004, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt.

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

The 9 3/8% Notes and the 8% Notes also contain certain restrictions and requirements.  Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted.  Certain of our wholly owned subsidiaries are guarantors of the 9 3/8% Notes and the 8% Notes.

The only required principal repayments during the next five years is on our New Credit Facility, which requires us to pay all outstanding principal at the February 2009 termination date.  No interim principal repayments are required.

8.              Receivables Facility

On February 19, 2004, the receivables facility was terminated as part of the 2004 Refinancing Transaction (see Note 7).  At the time of termination, the wholly owned subsidiary of ours, Playtex A/R LLC, was merged into Playtex Products, Inc.

On May 22, 2001, we entered into a receivables purchase agreement (the “Receivables Facility”) through a wholly owned subsidiary of ours, Playtex A/R LLC.  Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers’ trade invoices that we generated.  Playtex A/R LLC sold to a third-party commercial paper conduit (the “Conduit”) an undivided fractional ownership interest in these trade accounts receivable.  The Conduit issued short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables.  The total funding available to us on a revolving basis under the Receivables Facility was up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affected their eligibility.  Our retained interest in receivables represented our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized securitization fee incurred by Playtex A/R LLC.

We sold receivables at a discount, which we included in other expenses in the consolidated statements of earnings.  This discount, which was $0.3 million for 2004, through the termination date of February 19, 2004 and $1.0 million for the six month period ended June 28, 2003, reflected the estimated fees required by the Conduit to purchase a fractional undivided interest in the receivables.  The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses.  Also included in other expenses is the impact of the amortization of a securitization fee incurred by Playtex A/R LLC to establish the Receivables Facility.  As a result of the termination of the Receivables Facility in February 2004, we wrote off the unamortized balance of $0.1 million of this securitization fee.

The following paragraph summarizes the cash flows between Playtex A/R LLC and us for the six month periods ended June 26, 2004 and June 28, 2003 (in thousands):

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash Flows from Playtex A/R LLC to Playtex Products, Inc.
Proceeds from collections used to purchase additional receivables from Playtex Products, Inc.	$82	$306
(Decrease) increase in fractional interest sold	(21)	23
Net cash flow to Playtex Products, Inc.	$61	$329

We accounted for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  At the time the receivables were sold, the balances were removed from our balance sheet.  Playtex A/R LLC paid fees on the value of the undivided interest of the receivables sold to the Conduit equal to the 30 day LIBOR rate, which was reset weekly.  We retained the servicing responsibilities under the receivables facility.  The servicing was valued at zero since fees from the servicing were just adequate to compensate us for our servicing responsibilities.  In addition, under the terms of the December 2003 renewal of the Receivables Facility, Playtex A/R LLC paid a 0.75% per annum fee on the utilized portion of the Receivables Facility and a 1.00% per annum liquidity fee on the entire committed amount of the Receivables Facility.  Because of the short-term nature, generally less than 60 days, of our trade accounts receivable sold to Playtex A/R LLC and the historically low credit risk associated with these receivables, the carrying value of our retained interest in receivables approximated the fair value.

9.              Pension and Other Postretirement Benefits

The components of the net periodic pension expense for the three and six month periods ended June 26, 2004 and June 28, 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net Periodic Pension Expense
Service cost—benefits earned during the period	$365	$346	$730	$692
Interest cost on projected benefit obligation	789	740	1,578	1,479
Expected return on plan assets	(1,064)	(928)	(2,128)	(1,856)
Amortization of unrecognized net gain	42	106	84	212
Amortization of transition gain	9	8	17	17
Net periodic pension expense	$141	$272	$281	$544

The components of the net periodic postretirement benefit expense for the three and six month periods ended June 26, 2004 and June 28, 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net Periodic Postretirement Benefit Expense
Service cost—benefits earned during the period	$179	$269	$358	$538
Interest cost on accumulated benefit obligation	266	433	532	866
Amortization of prior service credit	(583)	(24)	(1,167)	(48)
Gain due to curtailment	—	(90)	—	(179)
Recognized actuarial loss	303	182	606	364
Net periodic postretirement benefit expense	$165	$770	$329	$1,541

10.       Business Segments

Previously, we were organized in three divisions.  As a result of our comprehensive program of operational improvements, we have reorganized and consolidated our business structure, effective April 2004.  We are now organized in two divisions, which are categorized as business segments in accordance with accounting principles generally accepted in the United States (“GAAP”), as follows:

•                  United States (“U.S.”) Division;

•                  International Division.

Our U.S. Division includes products sold in the United States primarily to mass merchandisers, grocery, drug and specialty classes of trade.  Specialty classes of trade include warehouse clubs, military, convenience stores, specialty stores and telemarketing.  Our products are categorized as follows:

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

Our Sun Care and Household/Personal Grooming products include a number of leading and well-recognized brands, including the following:

•                  Banana Boat Sun Care products,

•                  Woolite rug and upholstery cleaning products,

•                  Playtex Gloves,

•                  Ogilvie at-home permanents,

•                  Binaca breath spray and drops,

•                  Tussy deodorant,

•                  Dentax oral care products, and

•                  Tek toothbrushes.

Our International Division includes the results from our Canadian and Australian subsidiaries, sales in Puerto Rico and export sales.  The International Division sells the same products as are available to our U.S. customers.

Our division results for the three and six month periods ended June 26, 2004 and June 28, 2003 are as follows (in thousands):

	Three Months Ended
	June 26, 2004		June 28, 2003
	Net Sales	Operating Earnings	Net Sales	Operating Earnings
U.S.	$168,015	$60,268	$156,931	$51,994
International	17,507	6,110	19,165	7,542
Total segment operating earnings	$185,522	66,378	$176,096	59,536

Less:
Corporate selling, general and administrative		38,777		37,989
Unallocated charges		97		55
Amortization of intangibles		225		225
Consolidated operating earnings, as reported		$27,279		$21,267

	Six Months Ended
	June 26, 2004		June 28, 2003
	Net Sales	Operating Earnings	Net Sales	Operating Earnings
U.S.	$341,227	$128,584	$318,969	$113,530
International	36,223	13,290	34,441	13,234
Total segment operating earnings	$377,450	141,874	$353,410	126,764

Less:
Corporate selling, general and administrative		76,829		73,043
Restructuring		93		—
Unallocated charges		250		200
Amortization of intangibles		451		451
Consolidated operating earnings, as reported		$64,251		$53,070

11.       Earnings Per Share

The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and six months ended June 26, 2004 and June 28, 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Numerator:
Net earnings—as reported	$8,255	$4,654	$16,631	$16,057

Denominator:
Weighted average shares outstanding—Basic	61,216	61,216	61,216	61,216
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	11	21	5	21
Weighted average shares outstanding—Diluted	61,227	61,237	61,221	61,237

Earnings per share:
Basic	$0.13	$0.08	$0.27	$0.26
Diluted	$0.13	$0.08	$0.27	$0.26

Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees and shares that may have been exchanged for the 6% Convertible Notes, if determined to be dilutive.  At June 26, 2004 and June 28, 2003, stock options to purchase Playtex Products, Inc. common stock totaling 8.1 million shares and 7.6 million shares, respectively, were not included in the diluted EPS calculation since their impact would have been anti-dilutive.  In addition, at June 28, 2003, potentially dilutive shares totaling 0.8 million relating to our 6% Convertible Notes were not included in the diluted EPS calculation since their impact would have been anti-dilutive.  Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti-dilutive on net earnings (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.       Contingent Liabilities

In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

PLAYTEX PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In addition, we also own royalty-free licenses in perpetuity to the PLAYTEX® and LIVING® trademarks in the United States, Canada and many foreign jurisdictions related to certain of our feminine hygiene, baby care and other products, but excluding certain apparel related products. We also have exclusive rights to the WOOLITE® trademark for rug and upholstery cleaning products in the United States and Canada pursuant to a royalty-free perpetual license agreement.

Items Affecting Comparability

Our results for the second quarter of 2004 are for the 13-week period ended June 26, 2004 and our results for the second quarter of 2003 are for the 13-week period ended June 28, 2003.  All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption).  This information is provided to us from the ACNielsen Company and is subject to revisions.  This market share data does not include scanner/consumption data from certain retailers, including Wal-Mart Stores, Inc., as they do not provide this information to third parties.

As part of a review of the classification of certain expenses, in the second quarter of 2004, we reclassified cash discount expense as a reduction of revenue.  Previously, this expense was included in selling, general and administrative (“SG&A”).  This reclass amounted to $4.2 million and $3.9 million for the three months ended June 26, 2004 and June 28, 2003, respectively.  The reclass was $8.3 million and $7.6 million for the six months ended June 26, 2004 and June 28, 2003, respectively.  While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Overview

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products.  For the six months ended June 26, 2004, we generated approximately 98% of our sales from products in the number one or number two market share position in the United States.  Our lines of business include Infant Care, Feminine Care, Sun Care and Household Products/Personal Grooming.

Worldwide brand net sales for the six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	Six Months Ended
	June 26, 2004	June 28, 2003	Change
Infant Care	$133,250	$129,176	$4,074
Feminine Care	113,636	100,342	13,294
Sun Care	95,466	85,943	9,523
Household Products/Personal Grooming	35,098	37,949	(2,851)
Total	$377,450	$353,410	$24,040

Infant Care net sales increased $4.1 million due primarily to higher shipment volume resulting from new product introductions in the infant feeding segment.

Feminine Care net sales, which increased $13.3 million versus the same period in 2003 due to higher shipment volume, were positively impacted by the introduction of Beyond, our new flushable tampon, and an increase in shipments of Gentle Glide, our base plastic applicator tampon.  Gentle Glide shipments in the first half of 2003 were negatively impacted by higher retail and consumer inventories brought about by the extensive marketing efforts utilized to defend against a competitive launch in the latter months of 2002.

The increase in Sun Care net sales of $9.5 million was due primarily to a weaker comparative period.  Poor weather patterns and an unseasonably wet summer negatively impacted the 2003 sun care season.  In addition, we continue to see a shift in shipment patterns for sun care products.  This shift has resulted in orders and shipments moving closer to the consumption period.

The decline in net sales of $2.9 million for Household Products/Personal Grooming was due primarily to the continuation of the declining category trends in Personal Grooming.

The increase in net sales was the primary driver in the increased level of operating earnings for the first six months of 2004.  Overall gross margin was up 0.7 percentage points for the first half of 2004 to 52.3% versus the first half of 2003.  As a percentage of net sales, operating expenses were lower in the first half of 2004 versus the same period of 2003, due to a higher revenue base.

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

As a result of the refinancing, our debt structure is predominately fixed rate in nature and at a higher average interest rate.  As a result, our interest expense for the first half of 2004 was higher than for the same period in 2003 due to this higher average rate, partially offset by lower average debt balances.  In addition, we expensed $6.4 million of deferred fees and expenses related to our previous credit agreement, net of a $0.3 million net gain from the repurchase, at a discount, on the open market of $10.0 million principal of our 9 3/8% Notes.

Operational Reorganization

We continually focus on productivity and cost reduction initiatives to improve profitability.  As part of this ongoing process, we are planning several initiatives to reduce operating and selling, general and administrative (“SG&A”) expenses, improve effectiveness and reduce working capital requirements.  In 2003, we engaged an outside operations consultant to perform a comprehensive review of our operations and internal functions.  Based on that review and with the assistance of the consultant, we have launched a comprehensive program of operational improvements that we expect will result in increased effectiveness and profitability.  We believe these improvements can be implemented without a significant increase in capital expenditures or loss of productivity.  This process will continue in 2004 and is expected to be fully implemented in 2005.  The major components of the restructuring include:

•                  headcount reductions and more effective manufacturing facilities;

•                  improvements in our supply chain process; and

•                  significant inventory reduction.

We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005.  We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $4 million of expenses in 2004, of which $2.6 million were incurred in the first six months of 2004.  In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million.  Results for the first half of 2004 were in line with anticipated savings, net of implementation costs.  In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

Strategic Alternatives

In late 2002, we announced that we would explore strategic alternatives in order to enhance shareholder value, including a possible sale or merger of the entire Company, a partial sale, a divestiture of assets and other potential transactions.  After a thorough assessment of a number of options, it was concluded in early 2004 that, at this time, it is more beneficial to remain an independent, stand-alone company.

We believe that, in the near term, the most effective way to enhance shareholder value will be to build on the operational momentum experienced in the first half of 2004, most notably in the Feminine Care and Infant Care sectors, concentrate on such measures as aggressive cost reductions that improve profitability, and reduce working capital requirements.  Further, we recently completed the refinancing of our senior debt through the issuance of $460.0 million of senior secured notes and a $150.0 million asset-based credit facility, which provided us with considerably greater financial and operational flexibility to execute our on-going strategy.  Going forward in the normal course of business, we will continue to consider any strategic opportunities that increase shareholder value.

Other

On June 23, 2004, we announced that our Chief Executive Officer, Mr. Michael R. Gallagher, plans to retire at or prior to the end of the year.  Under the terms of Mr. Gallagher’s retirement agreement, Mr. Gallagher has agreed to certain non-competition and non-solicitation provisions for a five-year period following his retirement.  Mr. Gallagher will receive a payment of $2.5 million upon his retirement.  In addition, $5.0 million will be paid to him ratably over twenty-four months commencing in January 2005.  These payments will be recorded ratably as an expense over the five-year period of the non-competition and non-solicitation provisions.  In addition, Mr. Gallagher will receive certain other benefits, such as medical and life insurance coverage, in accordance with the retirement agreement.  At June 26, 2004, the total obligation of $7.5 million under this agreement has been recorded and reflected as an intangible asset, which amount will be amortized to expense commencing upon Mr. Gallagher’s retirement over the five year period of the non-competition and non-solicitation period.

Results of Operations

Three Months Ended June 26, 2004 Compared To

Three Months Ended June 28, 2003

Consolidated Net Sales—Our consolidated net sales, by segment, for the three months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

Product Line	Principal Brand Names	June 26, 2004	June 28, 2003	Change
U.S. Division
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$62,470	$63,678	$(1,208)
Feminine Care	Playtex	52,100	45,644	6,456
Sun Care	Banana Boat	36,644	29,443	7,201
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	16,801	18,166	(1,365)
Total U.S. Division		168,015	156,931	11,084

International Division		17,507	19,165	(1,658)
Total		$185,522	$176,096	$9,426

U.S. Division—Net sales increased $11.1 million, or 7%, to $168.0 million in the second quarter of 2004.

Net sales of Infant Care products decreased $1.2 million, or 2%, to $62.5 million in the second quarter of 2004 due to lower shipment volume versus the comparable period, primarily in the infant feeding category.  This decrease was due to lower sales of cups due primarily to competitive activities.  Overall market shares for the second quarter versus year ago were up in Wet Ones, increasing 2.9 percentage points to 71.9%, stable in Diaper Genie, down 1.6 percentage points in Infant Feeding and down 0.5 percentage points in Baby Magic Toiletries.

Net sales of Feminine Care products increased $6.5 million, or 14%, to $52.1 million in the second quarter of 2004 due to higher shipment volume versus the comparable period.  In the second quarter of 2004, overall shipments continue to be more in line with consumption.  We continue to support the Gentle Glide business with advertising and marketing programs as well as for our recently introduced Beyond tampon.

Our market share in tampons was 26.3% for the second quarter of 2004, down versus the same quarter of 2003, which was 27.3%.  While the year over year share has declined due to the competitive launch in the plastic applicator segment, our market share has stabilized in recent months, showing modest improvement versus the fourth quarter of 2003 and the first quarter of 2004.

Net sales of Sun Care products increased $7.2 million, or 24%, to $36.6 million in the second quarter of 2004.  The increase in net sales is due primarily to higher shipment volume when compared to the second quarter of 2003, as the prior year was impacted by wet weather.  Also, we continue to see a shift in shipment patterns for sun care products.  This shift has resulted in orders and shipments moving closer to the consumption period.  We believe our array of new products, including Surf, a long lasting, waterproof sunscreen, a new SPF 50 product for children, the highest offered in this segment, and expanded offerings in our Suntanicals line, coupled with favorable weather patterns this season, has had a positive impact to date.

Net sales of Household Products/Personal Grooming decreased $1.4 million, or 8%, to $16.8 million in the second quarter of 2004.  This decrease is primarily the result of lower volume shipments due to a continuation of the declining trend in certain of these categories.  Our dollar market share for Woolite decreased 2.4 percentage points, to 25.7%, for the second quarter of 2004.  The success of our Oxy Deep launch has resulted in a number of competitive new products using the “oxy” strategy.  In Gloves, our dollar market share decreased to 26.2% in the second quarter of 2004 versus 27.1% for the same period in

2003.  This decline was due to a continuation of competitive activity in the category.  Our dollar market share increased 1.6 percentage points in Ogilvie; however, the category continues to decline.

International Division—Net sales decreased $1.7 million, or 9%, to $17.5 million in the second quarter of 2004.  The decrease was due primarily to timing of net sales, as the six month period ended June 26, 2004 exceeds the same period in 2003.

Consolidated Gross Profit—Our consolidated gross profit increased $8.0 million, or 9%, to $97.3 million in the second quarter of 2004.  As a percent of net sales, gross profit increased 1.7 percentage points to 52.4% in the second quarter of 2004.  The increase in gross profit was due primarily to the increase in net sales, which accounted for approximately $5 million, and, to a lesser extent, the mix of products sold.

Consolidated Operating Earnings—Our consolidated operating earnings increased $6.0 million, or 28%, to $27.3 million in the second quarter of 2004.  The increase in consolidated operating earnings was the result of our higher net sales and related gross profit.  In addition, the second quarter of 2004 included $1.1 million (included in SG&A) of other related expenses associated with our operational restructuring.  The second quarter of 2003 included $1.5 million of litigation costs associated with the defense of our tampon business.

	Three Months Ended
	June 26, 2004	June 28, 2003	Change
U.S.	$60,268	$51,994	$8,274
International	6,110	7,542	(1,432)
Subtotal segment operating earnings	66,378	59,536	6,842

Less:
Corporate selling, general and administrative	38,777	37,989	788
Unallocated charges	97	55	42
Amortization of intangibles	225	225	—
Total consolidated operating earnings	$27,279	$21,267	$6,012

Segment Operating Earnings—We review operating earnings by business segment as this provides a strong basis for understanding business results.

Segment operating earnings for the U.S. Division increased $8.3 million, or 16%, to $60.3 million in the second quarter of 2004.  As a percent of net sales, segment operating earnings increased 1.2 percentage points to 34.3% in the second quarter of 2004.  The increase in segment operating earnings and segment operating earnings as a percent of net sales was due primarily to higher net sales, which resulted in higher gross profit.

Segment operating earnings for the International Division decreased $1.4 million, or 19%, to $6.1 million in the second quarter of 2004.  As a percent of net sales, segment operating earnings decreased 4.5 percentage points to 34.9% in the second quarter of 2004.  The decrease in segment operating earnings was due primarily to lower net sales.

Corporate Selling, General and Administrative—Our corporate selling, general and administrative expenses increased $0.8 million, or 2%, to $38.8 million in the second quarter of 2004.  The increase in corporate SG&A expenses was due to normal increases in salaries and benefits.  In addition, the second quarter of 2004 included $1.1 million of other related expenses associated with our operational restructuring.  The second quarter of 2003 included $1.5 million of litigation costs associated with the defense of our tampon business.

Consolidated Interest Expense—Our consolidated interest expense increased $4.6 million to $18.0 million in the second quarter of 2004.  The increase in interest expense is the result of higher interest rates on total outstanding debt driven by our recent refinancing.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt.  For the second quarter of

2004, our weighted average interest rate for all debt (fixed and variable) was 8.50%, up 2.25 percentage points versus the same quarter of 2003.  Our average debt balances were flat at approximately $814 million in the second quarter of 2004 versus the comparable period in 2003, despite the termination of our prior A/R facility in February 2004, which increased our reported debt balance.

Consolidated Other Expenses—Historically, our consolidated other expenses represented the costs associated with our receivables facility.  Since this facility was terminated as a result of our refinancing, costs associated with this facility decreased for the second quarter of 2004, versus the same quarter in the prior year, by $0.5 million.

Consolidated Income Taxes—Our consolidated income taxes were $1.0 million in the second quarter of 2004.  The second quarter of 2004 includes a $2.8 million tax benefit as a result of the favorable settlement of tax audits during the same period.  Excluding this benefit, our effective tax rate, as a percent of pretax earnings was 41.2% of earnings before income taxes.  This was up versus an effective tax rate of 36.3% for the second quarter of 2003 due primarily to higher provisions for state taxes.

Six Months Ended June 26, 2004 Compared To

Six Months Ended June 28, 2003

Consolidated Net Sales—Our consolidated net sales, by segment, for the six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

Product Line	Principal Brand Names	June 26, 2004	June 28, 2003	Change
U.S. Division
Infant Care	Playtex, Wet Ones, Mr. Bubble,
	Diaper Genie, and Baby Magic	$119,756	$115,465	$4,291
Feminine Care	Playtex	102,707	88,147	14,560
Sun Care	Banana Boat	84,979	78,667	6,312
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca
	Tussy, Tek, and Dentax	33,785	36,690	(2,905)
Total U.S. Division		341,227	318,969	22,258

International Division		36,223	34,441	1,782
Total		$377,450	$353,410	$24,040

U.S. Division—Net sales increased $22.3 million, or 7%, to $341.2 million for the six months ended June 26, 2004.

Net sales of Infant Care products increased $4.3 million, or 4%, to $119.8 million for the six months ended June 26, 2004.  This increase was due to higher shipments in the infant feeding category and the hands and face wipes category.  Overall market shares for the first six months of 2004 versus year ago were up in Wet Ones, increasing 3.2 percentage points to 69.9%, stable in Diaper Genie, down in Infant Feeding and down in Baby Magic Toiletries.  Market share in Infant Feeding was down due to competitive activities in cups.  Market share for Baby Magic Toiletries lagged the year ago period due to promotional activity in this highly competitive category.  We believe our core Infant Care categories are highly competitive and we will continue to defend our market share positions.  We have introduced a number of new products, including a hard bottle offering with the VentAire NaturalShape feeding system and our NaturaLatch nipple, designed for use with our disposable nurser system.  Both systems are designed to aid the transition between breast feeding and bottle feeding.  We also introduced a one-step breast milk storage kit, which allows consumers to go from breast pump to storage to feeding using our Drop-In sac technology.  Other new products include the Sparklin’ Sipster spill-proof cup, a revamped look for our base spill-proof cup line and the addition of a Baby Magic Calming Milk shampoo to our Baby Toiletries line.

Net sales of Feminine Care products increased $14.6 million, or 17%, to $102.7 million for the six months ended June 26, 2004 due to higher shipment volume driven by the launch of Beyond, our new flushable applicator tampon, in January 2004, and an increase in Gentle Glide shipments.  We have had positive sell-in to retailers for our Beyond tampon.  The product is now on the shelf in most retail outlets and advertising and consumer communication is underway.  We will be tracking consumer response and take-away closely over the next several months.  For the first half of 2003, Gentle Glide shipments were negatively impacted by a build-up in retail and consumer inventories resulting from heavy promotional activities in late 2002 to defend against a competitive launch.  In the six months ended June 26, 2004, shipments are more in line with consumption.

We will continue to focus on our core strategy – converting pad users to tampons and targeting young teens as they enter the feminine care market.

Net sales of Sun Care products increased $6.3 million, or 8%, to $85.0 million for the six months ended June 26, 2004.  As noted previously, this year over year increase is due to improved weather patterns in the first six months of 2004.  In addition, we continue to see a shift in shipment patterns for sun care products.  This shift has resulted in orders and shipments moving closer to the consumption period.  The first six months of the year comprise the majority of the sun care season sales.  We believe our results, at retail, also benefited from several new products, including Surf, a long lasting, waterproof sunscreen, a new SPF 50 product for children, the highest offered in this segment, and expanded offerings in our Suntanicals line.

Net sales of Household Products/Personal Grooming decreased $2.9 million, or 8%, to $33.8 million for the six months ended June 26, 2004.  This decrease is primarily the result of lower volume shipments due to a continuation of the declining trend in certain of these categories.  Our dollar market share for Woolite decreased 3.8 percentage points to 25.8% for the six months ended June 26, 2004.  As noted previously, the success of our Oxy Deep launch has resulted in a number of competitive new products using the “oxy” strategy.  In Gloves, our dollar market share decreased to 26.3% for the six months ended June 26, 2004 versus 28.3% for the same period in 2003.  This decline was due to a continuation of competitive activity in the category.  Our dollar market share increased 1.9 percentage points in Ogilvie, however the category continues to decline.

International Division—Net sales increased $1.8 million, or 5%, to $36.2 million for the six months ended June 26, 2004.  The increase was due primarily to higher Sun Care shipments.

Consolidated Gross Profit—Our consolidated gross profit increased $15.1 million, or 8%, to $197.5 million for the six months ended June 26, 2004.  As a percent of net sales, gross profit was up 0.7 percentage points to 52.3% in the six months ended June 28, 2003.  The increase in gross profit was due primarily to the increase in net sales, which accounted for approximately $13 million, and, to a lesser extent, the mix of products sold.

Consolidated Operating Earnings—Our consolidated operating earnings increased $11.2 million, or 21%, to $64.3 million in the first half of 2004.  The increase in consolidated operating earnings was the result of our higher net sales and related gross profit.  In addition, the first half of 2004 included $0.1 million of restructuring charges and $2.5 million (included in SG&A) of other related expenses associated with our operational restructuring.  The first half of 2003 includes $2.2 million of litigation costs associated with the defense of our tampon business.

Six Months Ended

	June 26, 2004	June 28, 2003	Change
U.S.	$128,584	$113,530	$15,054
International	13,290	13,234	56
Subtotal segment operating earnings	141,874	126,764	15,110

Less:
Corporate selling, general and administrative	76,829	73,043	3,786
Restructuring	93	—	93
Unallocated charges	250	200	50
Amortization of intangibles	451	451	—
Total consolidated operating earnings	$64,251	$53,070	$11,181

Segment Operating Earnings—We review operating earnings by business segment as this provides a strong basis for understanding business results.

Segment operating earnings for the U.S. Division increased $15.0 million, or 13%, to $128.6 million for the six months ended June 26, 2004.  As a percent of net sales, segment operating earnings increased 6.0 percentage points to 41.6% in the six months ended June 26, 2004.  The increase in segment operating earnings and segment operating earnings as a percent of net sales was due primarily to higher net sales, which resulted in higher gross profit.

Segment operating earnings for the International Division were essentially flat at $13.3 million in the six months ended June 26, 2004.  As a percent of net sales, segment operating earnings decreased 1.7 percentage points to 36.7% in the six months ended June 26, 2004.

Corporate, Selling, General and Administrative—Our corporate selling, general and administrative expenses increased $3.8 million, or 5%, to $76.8 million for the six months ended June 26, 2004.  The increase in corporate SG&A expenses was the result of  $2.5 million of other related expenses associated with our operational restructuring and normal and customary increases in salaries and benefits.  The first half of 2003 includes $2.2 million of litigation costs associated with the defense of our tampon business.

Consolidated Interest Expense—Our consolidated interest expense increased $7.5 million to $34.4 million for the six months ended June 26, 2004.  The increase in interest expense is the result of higher interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt.  For the six months ended June 26, 2004, our weighted average interest rate for all debt (fixed and variable) was 7.52%, up 1.58 percentage points versus the same quarter of 2003.  Our average debt balances decreased by $35.6 million for the six months ended June 26, 2004 versus the comparable period in 2003 despite the termination of our previous receivables facility which resulted in high reported debt as this off-balance sheet financing vehicle was terminated.

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

Consolidated Other Expenses—Historically, our consolidated other expenses represented the costs associated with our receivables facility.  Since this facility was terminated as a result of our refinancing, costs associated with this facility decreased for the six months ended June 26, 2004, versus the same period in the prior year, by $0.7 million.

Consolidated Income Taxes—Our consolidated income taxes were $6.5 million for the six months ended June 26, 2004.  This includes a $2.8 million tax benefit as a result of the favorable settlement of tax audits during the second quarter of 2004.  Excluding this benefit, our effective tax rate, as a percent of pretax earnings was 40.2% of earnings before income taxes.  This was up versus an effective tax rate of 36.3% for the comparable period of 2003 due primarily to higher provisions for state taxes.

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

•                  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•                  a five-year $150.0 million variable rate credit facility (the “New Credit Facility”), comprised of:

•                  a $7.5 million Term Loan (the “New Term Loan”), and

•                  a $142.5 million Revolving Credit Facility (the “New Revolver”).

The availability under the New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of June 26, 2004, our availability under the New Revolver, based on our borrowing base calculation, is $105.4 million, as reduced for our current outstanding New Revolver and outstanding letters of credit, as defined in the New Credit Facility.

Pricing for the New Credit Facility is the London Inter-Bank Offer Rate (“LIBOR”) plus 400 basis points for the New Term Loan and LIBOR plus 250 basis points for the New Revolver.  As a result of the 2004 Refinancing Transaction, we incurred an estimated $12.7 million in fees and expenses, which have been deferred and are being amortized over the term of the 8% Notes and the New Credit Facility.  Additionally, on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9 3/8% Senior Subordinated Notes due June 1, 2011 (the “9 3/8% Notes”) at a discount.  In conjunction with this refinancing, we wrote off approximately $6.9 million in unamortized fees associated with the 2001 refinancing transaction and related amendments.

As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. The majority of our indebtedness at June 26, 2004 is comprised of fixed rate notes, as the 2004 Refinancing Transaction substantially reduced our variable rate indebtedness.  As a result, our exposure to changing interest rates is dramatically reduced.  A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness.

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

•                  loans and investments,

•                  transactions with affiliates,

•                  changes of control,

•                  payment of consulting and management fees, and

•                  compliance with laws and regulations.

Contractual Obligations

The following table summarizes our contractual obligations at June 26, 2004 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$807,500	$—	$—	$7,500	$800,000
Operating lease obligations	22,805	8,994	8,212	2,027	3,572
Purchase and other obligations(1)	55,164	40,658	12,405	570	1,531
Total	$885,469	$49,652	$20,617	$10,097	$805,103

Cash Flows Analysis

	Six Months Ended
(In thousands)	June 26, 2004	June 28, 2003
Net cash flows from operations	$9,257	$28,050
Net cash flows used for investing activities	(8,029)	(9,336)
Net cash flows provided by (used for) financing activities	2,000	(23,874)
Effect of exchange rate changes on cash	(411)	997

Cash Flows from Operations—Our net cash flows from operations were $9.3 million for the first six months of 2004.  Compared to the first six months of 2003, our cash flows from operations decreased $18.8 million, driven primarily by working capital requirements, of which the single largest factor was associated with the increase in accounts receivable due to the termination of the receivables facility as part of the 2004 Refinancing Transaction.  The elimination of the receivables facility resulted in all receivables going back on the balance sheet versus an off-balance sheet treatment in the prior period.

At June 26, 2004, our working capital (current assets net of current liabilities) increased $51.6 million to $154.1 million compared to $102.5 million at June 28, 2003.

•                  Total current assets decreased $21.2 million at June 26, 2004 as compared to June 28, 2003.  This decrease was due to the maturity and settlement of the $80.0 million related party notes in December 2003.  There is a corresponding reduction in current liabilities for the offsetting related party liability as noted below.  Excluding the impact of the related party notes, current assets increased $58.8 million as the termination of the receivables facility resulted in an increase in accounts receivable, net of retained interest in receivables, of $67.2 million.  At June 28, 2003, the Company had sold an undivided fractional interest in its receivable portfolio of $61.8 million as part of its now terminated receivables facility.  Inventory was lower at June 26, 2004 by $13.2 million as compared to June 28, 2003 due to stronger sales and improvements related to our

(1) Includes open purchase orders primarily for the procurement of raw materials, packaging and supplies for use in the production process.

operational restructuring efforts.  All other current assets increased by $4.8 million at June 26, 2004 as compared to June 28, 2003.

•                  Total current liabilities decreased $72.8 million due primarily to the maturity and settlement of the related party notes payable of $78.4 million.  As noted above, there was a corresponding reduction in current assets for related party note receivable.  Exclusive of the related party notes, current liabilities increased $5.6 million due primarily to an increase in accrued liabilities resulting from the timing of sales promotions and interest payments.  The increase in accrued liabilities was partially offset by lower accounts payable due primarily to lower inventory and the elimination of the current portion of long term debt due to the refinancing.

Cash Flows Used for Investing Activities—Our cash flows used for investing activities were driven by capital expenditures for equipment and facility improvements of $7.5 million for the first half of 2004, compared to $9.3 million for the same period in 2003.  These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities.  Capital expenditures for 2004 are expected to be in the $17.0 million to $18.0 million range.

Cash Flows Provided by Financing Activities—Our cash flows provided by financing activities of $2.0 million for the first six months of 2004 represented a modest repayment of debt after taking into account the impact of the 2004 Refinancing.    Our cash flows used for financing activities for the first half of 2003 was comprised of repayment of $20.0 million of convertible notes, payment of $1.6 million of financing fees and repayments of current debt obligations under our then existing credit facility.

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

Off-Balance Sheet Arrangements

On occasion we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties.  At June 26, 2004, we had certain off-balance sheet operating leases.

We enter into operating leases with unaffiliated third parties.  These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment.  At June 26, 2004 we had, in aggregate, approximately $22.8 million of committed expenses associated with operating leases that are not reflected on our consolidated balance sheet as a liability, in accordance with GAAP.  We believe operating leases are beneficial to us by allowing us to match the cost of the asset with the benefits derived from it.  Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

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

Goodwill and Indefinite-Lived Intangible Assets—Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long-lived assets, and for the selection of an appropriate discount rate.  An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.  We use our judgment in assessing whether assets may have become impaired between annual valuations.  Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired.  We performed our annual goodwill and other intangible assets impairment testing during the second quarter of 2004.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.”  FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46 applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003.  In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position (“FSP”) No. 46-6.  This interpretation delayed the effective date for VIEs created prior to February 1, 2003 and was effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R in our consolidated financial statements for the quarter ended June 26, 2004.

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

In May 2004, the FASB issued an FSP on SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs.  We are currently assessing what, if any, impact this will have on our operating results.  This FSP is effective in the first interim or annual period beginning after June 15, 2004.

PLAYTEX PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure.  At June 26, 2004, we were not a party to any such financial instruments and our total indebtedness consisted of $800.0 million in fixed rate debt and $7.5 million in variable rate debt.  Based on our interest rate exposure at June 26, 2004, a 1% increase in interest rates for our variable rate debt would not have a material impact on our consolidated interest expense.

For the six month period ended June 26, 2004, we derived approximately 8% of net sales in currencies denominated other than the U.S. dollar, of which approximately 6% was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  In these countries, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar.  Our results of operations are reported in U.S. dollars.  Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results.  The vast majority of our products are manufactured in the U.S. although we do source some finished goods, componentry and raw materials from overseas.  A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits.  Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

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

As of the end of July 2004, there were three pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 13, 2004, the following actions were taken:

Nine nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2005 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld
Douglas D. Wheat	53,623,465	1,922,627
Michael R. Gallagher	43,958,362	11,587,730
Glenn A. Forbes	43,534,893	12,011,199
Michael R. Eisenson	54,943,609	602,483
Robert B. Haas	53,706,448	1,839,644
R. Jeffrey Harris	54,964,930	581,162
C. Ann Merrifield	54,966,862	579,230
Susan R. Nowakowski	54,964,455	581,637
Todd D. Robichaux	53,688,216	1,857,876

The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2004.

Votes For	Votes Against	Abstentions
55,255,920	234,802	55,370

Item 6. Exhibits and Reports on Form 8-K

a.                           Exhibits:

10.1

Retirement Agreement and General Release, between Michael R. Gallagher and the Company (Incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed by the Company on June 23, 2004 (SEC file no. 1-12620.))

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

b.                          Reports on Form 8-K:

On April 22, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 7 and 12 of that Form.  Pursuant to Items 7 and 12, we provided information on earnings results for the first quarter ended March 27, 2004.

On June 23, 2004, we filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to Items 5 and 7 of that Form.  Pursuant to Items 5 and 7, we provided information regarding the retirement of the Company’s Chief Executive Officer.

PLAYTEX PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date:	August 3, 2004	By:	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2004	By:	/S/ GLENN A. FORBES
Glenn A. Forbes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)