Form 10-Q
period 2004-09-25
PLAYTEX PRODUCTS INC
filed 2004-11-02
CIK 842699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 25, 2004

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

Yes ☒ No ☐

At October 28, 2004, 61,215,856 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 25, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$84,158	$27,453
Receivables, less allowance for doubtful accounts	101,061	23,478
Retained interest in receivables	—	64,633
Inventories	56,393	78,413
Deferred income taxes, net	7,296	8,994
Income taxes receivable	2,415	3,826
Assets held for sale	3,582	—
Other current assets	6,227	8,370
Total current assets	261,132	215,167

Net property, plant and equipment	120,354	125,425
Intangible assets, net:
Goodwill	494,307	494,307
Trademarks, patents and other	145,340	138,271
Deferred financing costs, net	17,305	13,109
Other noncurrent assets	8,578	7,019
Total assets	$1,047,016	$993,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,593	$39,306
Accrued expenses	81,182	53,242
Income taxes payable	1,782	4,169
Current maturities of long-term debt	—	4,500
Total current liabilities	113,557	101,217

Long-term debt	800,000	788,750
Other noncurrent liabilities	19,878	16,404
Deferred income taxes	67,698	59,139
Total liabilities	1,001,133	965,510
Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,215,856 shares at September 25, 2004 and December 27, 2003	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (accumulated deficit)	(480,528)	(498,539)
Accumulated other comprehensive earnings (loss)	(434)	(518)
Total stockholders’ equity	45,883	27,788
Total liabilities and stockholders’ equity	$1,047,016	$993,298

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended
	September 25, 2004	September 27, 2003

Net sales	$148,531	$146,827
Cost of sales	71,534	72,047
Gross profit	76,997	74,780
Operating expenses:
Selling, general and administrative	56,445	54,937
Amortization of intangibles	241	226
Total operating expenses	56,686	55,163

Operating earnings	20,311	19,617

Interest expense, net of interest income, including related party interest expense of $3,037, net of related party interest income of $3,001 for the three month period ended September 27, 2003	18,072	14,226
Other expenses	—	448
Earnings before income taxes	2,239	4,943
Income taxes	859	1,809
Net earnings	$1,380	$3,134

Earnings per share:
Basic and diluted	$0.02	$0.05
Weighted average shares outstanding:
Basic	61,216	61,216
Diluted	61,224	61,216

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 25, 2004	September 27, 2003

Net sales	$525,981	$500,237
Cost of sales	251,481	243,016
Gross profit	274,500	257,221
Operating expenses:
Selling, general and administrative	189,153	183,857
Restructuring	93	—
Amortization of intangibles	692	677
Total operating expenses	189,938	184,534

Operating earnings	84,562	72,687

Interest expense, net of interest income, including related party interest expense of $9,112, net of related party interest income of $9,002 for the nine month period ended September 27, 2003	52,444	41,060
Expenses related to retirement of debt, net	6,432	—
Other expenses	336	1,473
Earnings before income taxes	25,350	30,154
Income taxes	7,339	10,963
Net earnings	$18,011	$19,191

Earnings per share:
Basic and diluted	$0.29	$0.31
Weighted average shares outstanding:
Basic	61,216	61,216
Diluted	61,222	61,230

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance, December 27, 2003	61,216	$612	$526,233	$(498,539)	$(518)	$27,788
Net earnings	—	—	—	18,011	—	18,011
Foreign currency translation adjustment	—	—	—	—	(201)	(201)
Minimum pension liability adjustment, net of tax	—	—	—	—	285	285
Comprehensive earnings						18,095
Balance, September 25, 2004	61,216	$612	$526,233	$(480,528)	$(434)	$45,883

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 25, 2004	September 27, 2003

Cash flows from operations:
Net earnings	$18,011	$19,191
Adjustments to reconcile net earnings to net cash flows from operations:
Write-off of deferred fees related to retirement of debt	6,882	—
Depreciation	11,117	10,566
Amortization of deferred financing costs	1,855	1,543
Amortization of intangibles	692	677
Deferred income taxes	10,601	5,745
Prepaid pension asset and postretirement benefits	399	1,807
Other, net	246	1,235
Net change in working capital accounts	22,721	17,576
Net cash flows from operations	72,524	58,340
Cash flows used for investing activities:
Purchases of property, plant and equipment	(9,319)	(13,771)
Acquisition of intangibles	(1,000)	—
Net cash flows used for investing activities	(10,319)	(13,771)
Cash flows used for financing activities:
Borrowings under revolving credit facilities	115,800	268,450
Repayments under revolving credit facilities	(115,800)	(268,450)
Long-term debt borrowings	467,500	—
Long-term debt repayments	(450,750)	(4,500)
Repayment of convertible notes	—	(30,000)
Repurchase of 9 3/8% Notes	(9,550)	—
Payment of financing costs	(12,850)	(1,624)
Net cash flows used for financing activities	(5,650)	(36,124)
Effect of exchange rate changes on cash	150	1,341
Increase in cash and cash equivalents	56,705	9,786
Cash and cash equivalents at beginning of period	27,453	31,605

Cash and cash equivalents at end of period	$84,158	$41,391

Supplemental disclosures of cash flow information

Cash paid during the periods for:
Interest	$44,273	$31,481
Income taxes, net of refunds	$(2,286)	$1,997

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidated Financial Statements

The interim consolidated financial statements, which are a part of our Quarterly Report on Form 10-Q, are unaudited.  In preparing our financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  As part of a review of the classification of certain expenses, effective in the second quarter of 2004, we are reclassifying cash discount expense as a reduction of revenue.  Previously, this expense was included in selling, general and administrative (“SG&A”).  This reclass amounted to $3.2 million for each of the three month periods ended September 25, 2004 and September 27, 2003.  The reclass was $11.4 million and $10.8 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.  While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The results of operations for the three and nine month periods ended September 25, 2004 are not necessarily indicative of the results that you may expect for the full year.

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

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net earnings:
As reported	$1,380	$3,134	$18,011	$19,191
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of tax	(486)	(695)	(1,515)	(2,550)
Pro forma—Basic and diluted	$894	$2,439	$16,496	$16,641
Earnings per share:
As reported
Basic and diluted	$0.02	$0.05	$0.29	$0.31
Pro forma
Basic and diluted	$0.01	$0.04	$0.27	$0.27

Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,216	61,216	61,216
Diluted	61,224	61,216	61,222	61,230

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

3.     Impact of Recently Issued Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R for the quarter ended September 25, 2004 (see Note 9).

In March 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment.  The FASB announced a decision to delay the effective date for its proposed standard to periods beginning after June 15, 2005.  We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  FSP SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D.  We have adopted FSP SFAS 106-2 during our third quarter ended September 25, 2004 and concluded that we are unable to determine whether the benefits under our plan are actuarially equivalent to Medicare Part D under the Act because the guidance provided thus far is unclear.  We will monitor our plan and assess actuarial equivalence as new information becomes available.

4.     Restructuring and Asset Impairment

In the fourth quarter of 2003, with the assistance of an outside operations consultant, we launched a comprehensive program of operational improvements to increase effectiveness and profitability.  As part of this program, we incurred $3.9 million in restructuring charges in the fourth quarter of 2003 and another $0.1 million in the first nine months of 2004, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program.  The total number of positions impacted by the restructuring will be approximately 100, most of which are in manufacturing operations and supporting functions.  At September 25, 2004, approximately 90% of these positions have been eliminated.  During the first nine months of 2004, we paid $1.5 million in severance and related expenses associated with the 2003 restructuring.  In addition, through September 25, 2004, we incurred $3.1 million of other related expenses (primarily consulting) which are included in our SG&A expenses.  We expect the remaining $1.1 million of restructuring liabilities at September 25, 2004 to be paid in cash by the end of the first half of 2005.  At the beginning of the first quarter 2003, our restructuring balance was solely related to our March 2002 decision to close our Watervliet, New York plastic molding facility.  The closure of the plant was complete as of December 27, 2003 and no further restructuring liabilities remain.

The following tables summarize the restructuring activities beginning in fiscal 2003 (in thousands):

	Balance at	Charge to	Adjustments			Balance at
	December 28,	Earnings	and Changes	Utilized, Net		December 27,
	2002	2003	to Estimates	Cash	Non-Cash	2003

Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—
Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478

	Balance at	Charge to	Adjustments			Balance at
	December 27,	Earnings	and Changes	Utilized, Net		September 25,
	2003	2004	to Estimates	Cash	Non-Cash	2004

Asset write-downs	$—	$—	$—	$—	$—	$—
Severance and related expenses	2,478	93	—	(1,498)	—	1,073
Accelerated pension obligations	—	—	—	—	—	—
Excess purchase commitments	—	—	—	—	—	—
Other exit costs	—	—	—	—	—	—
Total	$2,478	$93	$—	$(1,498)	$—	$1,073

5.     Accumulated Other Comprehensive Earnings (Loss)

The accumulated balances for each classification of other comprehensive earnings (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, net of tax		Accumulated Other Comprehensive Earnings (Loss)

Balance, December 27, 2003	$297	$(815)		$(518)
Change in period	(201)	285		84
Balance, September 25, 2004	$96	$(530	)(1)	$(434)

6.     Balance Sheet Components

The components of certain balance sheet accounts are as follows (in thousands):

	September 25, 2004	December 27, 2003

Cash and cash equivalents	$84,158	$19,502
Cash—lock box (2)	—	7,951
Total	$84,158	$27,453

Receivables	$102,344	$23,887
Allowance for doubtful accounts	(1,283)	(409)
Net	$101,061	$23,478

(1) Net of tax effect of $0.3 million at September 25, 2004.

(2) Cash held in lock box pending weekly settlement procedure for our then outstanding receivables facility (see Note 8).

	September 25, 2004	December 27, 2003
Inventories:
Raw materials	$12,625	$15,076
Work in process	1,871	1,884
Finished goods	41,897	61,453
Total	$56,393	$78,413

Net property, plant and equipment:
Land	$2,376	$2,376
Buildings	43,561	42,852
Information technology	16,170	16,642
Machinery and equipment	183,175	179,275
	245,282	241,145
Less accumulated depreciation	(124,928)	(115,720)
Net	$120,354	$125,425

Goodwill	$667,151	$667,151
Less accumulated amortization	(172,844)	(172,844)
Net	$494,307	$494,307

Trademarks	$150,680	$151,680
Less accumulated amortization	(19,181)	(19,442)
Net	$131,499	$132,238

Patents and other(1)	$20,120	$11,620
Less accumulated amortization	(6,279)	(5,587)
Net	$13,841	$6,033

Deferred financing costs	$21,542	$17,930
Less accumulated amortization	(4,237)	(4,821)
Net	$17,305	$13,109

Accrued expenses:
Advertising and sales promotion	$23,816	$17,423
Sun Care returns reserve	18,906	5,961
Employee compensation and benefits	15,027	12,284
Interest	13,961	7,645
Other	9,472	9,929
Total	$81,182	$53,242

(1) The balance at September 25, 2004 includes a $7.5 million obligation under Mr. Gallagher’s retirement agreement, as previously announced, which amount will be amortized to expense commencing upon Mr. Gallagher’s retirement, which was on October 4, 2004, over the five year period of the non-competition and non-solicitation period.

7.              Long-Term Debt

Long–term debt consists of the following (in thousands):

	September 25, 2004	December 27, 2003
Variable rate indebtedness:
Term C Loan	$—	$443,250
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	460,000	—
9 3/8% Senior Subordinated Notes due 2011	340,000	350,000
	800,000	793,250
Less current maturities	—	(4,500)
Total long-term debt	$800,000	$788,750

2004 Refinancing

On February 19, 2004, we completed a refinancing (the “2004 Refinancing Transaction”) of our then outstanding credit facility (“Senior Debt”) and receivables facility (see Note 8).  As part of the 2004 Refinancing Transaction, we entered into:

•                  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•                  a five-year $150.0 million variable rate credit facility (the “New Credit Facility”), comprised of:

•                        a $7.5 million Term Loan (the “New Term Loan”), which we subsequently repaid in the third quarter 2004, and

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

As a result of the 2004 Refinancing Transaction, we incurred approximately $12.9 million in fees and expenses, which have been deferred and are being amortized over the term of the related indebtedness.  Additionally, approximately $6.7 million in unamortized deferred financing fees associated with our Senior Debt were written off in February 2004 and are referred to as “Expenses related to retirement of debt” in the consolidated statement of earnings.

Fixed Rate Indebtedness

Our fixed rate indebtedness at September 25, 2004 of $800.0 million consisted of $460.0 million of 8% Notes and $340.0 million of 9 3/8% Notes.  We pay interest on the 8% Notes semi-annually on March 1 and September 1 of each year.  At any time prior to March 1, 2007, we may redeem up to 35% of the principal amount of the 8% Notes with the proceeds of certain equity offerings and certain asset sales, at a redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.  In addition, at any time prior to March 1, 2007, we may also redeem the 8% Notes, in whole but not in part, upon the occurrence of a change of control, at the redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.

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

Variable Rate Indebtedness

At September 25, 2004, there was no outstanding variable rate indebtedness.  Our variable rate indebtedness at December 27, 2003 of $443.3 million was comprised entirely of our Term C Loan.  The rates of interest we pay under the New Credit Facility vary over time depending on short-term interest rates.  We also pay fees on our New Revolver commitments, which vary depending on the average outstanding balance on the New Revolver, which amounts are expensed as incurred.

The New Revolver has a term of five years.  The interest rate was the London Inter-Bank Offer Rate (“LIBOR”) plus 400 basis points for the New Term Loan and is LIBOR plus 250 basis points for the New Revolver.

The availability under our New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of September 25, 2004, our availability under the New Revolver, based on the borrowing base calculation, was $68.8 million, as reduced for the outstanding revolver balance and open letters of credit.  We pay a quarterly commitment fee on the available but unused revolver balance ranging between 0.375% and 0.50% depending on the average outstanding revolver balance.

The rates of interest we have paid in the past, and will continue to pay in the future, on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the Prime Rate or LIBOR.  It should be noted that the 2004 Refinancing Transaction substantially reduced our variable rate indebtedness.  As discussed earlier, we have no outstanding variable rate debt at September 25, 2004.  As a result, our comparable weighted average variable interest rates have decreased significantly and no longer provide a meaningful comparison.  Our weighted average interest rate for all debt (fixed and variable) was 8.57% for the third quarter ended September 25, 2004, up 1.82 percentage points versus the same quarter in 2003.  Our weighted average interest rate for all debt was 8.17% for the nine month period ended September 25, 2004, up 2.00 percentage points versus the same period in 2003.

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt.  At September 25, 2004, we were not a party to any derivative or other type of financial instrument that hedged the impact of interest rate changes on our variable rate debt.

Our exposure to changing interest rates has been dramatically reduced as a result of the reduction of our variable rate indebtedness through the 2004 Refinancing Transaction.  A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness.

Our New Credit Facility is secured by a lien on all personal property and other assets owned by us and the guarantors, and contains various restrictions and limitations that may impact us.  These restrictions and limitations relate to:

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

•      loans and investments,

•      transactions with affiliates,

•      changes of control,

•      payment of consulting and management fees, and

•      compliance with laws and regulations.

On October 27, 2004, we amended our New Credit Facility.  This amendment allows us to repurchase subordinated debt, provided we meet a certain minimum availability target under our Revolver over a forecasted twelve month period.

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

On September 27, 2004, we entered into an agreement to sell certain assets of the Woolite rug and upholstery brand to BISSELL Homecare, Inc. for a purchase price of approximately $62 million in cash.  The transaction is conditional on satisfying regulatory and other customary conditions.  The use of these proceeds may include the repurchase of subordinated debt or reinvestment in our core businesses, including potential acquisitions.  On October 27, 2004, we amended our New Credit Facility to allow us to sell the Woolite assets and use the proceeds from the Woolite sale to repurchase subordinated debt.

The only required principal repayments during the next five years is on our New Credit Facility, which requires us to pay all outstanding principal at the February 2009 termination date.  No interim principal repayments are required.

8.     Receivables Facility

On February 19, 2004, the receivables facility was terminated as part of the 2004 Refinancing Transaction (see Note 7).  At the time of termination, our wholly owned subsidiary, Playtex A/R LLC, was merged into Playtex Products, Inc.

On May 22, 2001, we entered into a receivables purchase agreement (the “Receivables Facility”) through our wholly owned subsidiary, Playtex A/R LLC.  Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers’ trade invoices that we generated.  Playtex A/R LLC sold to a third-party commercial paper conduit (the “Conduit”) an undivided fractional ownership interest in these trade accounts receivable.  The Conduit issued short-term commercial paper to finance the purchase of the undivided fractional interest in the receivables.  The total funding available to us on a revolving basis under the Receivables Facility was up to $100.0 million, depending primarily on: the amount of receivables generated by us and sold to Playtex A/R LLC, the rate of collection on those receivables, and other characteristics of the receivables pool which affected their eligibility.  Our retained interest in receivables represented our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized securitization fee incurred by Playtex A/R LLC.

We sold receivables at a discount, which we included in other expenses in the consolidated statements of earnings.  This discount, which was $0.3 million for 2004, through the termination date of February 19, 2004 and $1.5 million for the nine month period ended September 27, 2003, reflected the fees required by the Conduit to purchase a fractional undivided interest in the receivables.  The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses.  Also included in other expenses is the impact of the amortization of a securitization fee incurred by Playtex A/R LLC to establish the Receivables Facility.  As a result of the termination of the Receivables Facility in February 2004, we wrote off the unamortized balance of $0.1 million of this securitization fee.

The following paragraph summarizes the cash flows between Playtex A/R LLC and us for the nine month periods ended September 25, 2004 and September 27, 2003 (in thousands):

Cash Flows from Playtex A/R LLC to Playtex Products, Inc.

	Nine Months Ended
	September 25, 2004	September 27, 2003
Proceeds from collections used to purchase additional receivables from Playtex Products, Inc.	$82,506	$485,894
Decrease in fractional interest sold	(21,000)	(20,000)
Net cash flow to Playtex Products, Inc.	$61,506	$465,894

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

9.     Pension and Other Postretirement Benefits

The components of the net periodic pension expense for the three and nine month periods ended September 25, 2004 and September 27, 2003 are as follows (in thousands):

Net Periodic Pension Expense

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost—benefits earned during the period	$303	$345	$1,033	$1,037
Interest cost on projected benefit obligation	764	739	2,342	2,218
Expected return on plan assets	(1,068)	(928)	(3,196)	(2,784)
Amortization of unrecognized net loss	—	107	84	319
Amortization of transition loss	9	9	26	26
Net periodic pension expense	$8	$272	$289	$816

The components of the net periodic postretirement benefit expense for the three and nine month periods ended September 25, 2004 and September 27, 2003 are as follows (in thousands):

Net Periodic Postretirement Benefit Expense

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost—benefits earned during the period	$97	$269	$455	$807
Interest cost on accumulated benefit obligation	276	433	808	1,299
Amortization of prior service credit	(584)	(23)	(1,751)	(71)
Gain due to curtailment	—	(90)	—	(269)
Recognized actuarial loss	290	182	896	546
Net periodic postretirement benefit expense	$79	$771	$408	$2,312

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

The Infant Care product category includes the following brands:

•                  Playtex disposable nurser system, cups and reusable hard bottles,

•                  Wet Ones hand and face towelettes,

•                  Diaper Genie diaper disposal system,

•                  Baby Magic infant toiletries,

•                  Mr. Bubble children’s bubble bath, and

•                  Baby Magic baby wipes.

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

Our Sun Care and Household/Personal Grooming products include a number of leading and well-recognized brands, including the following:

•                  Banana Boat Sun Care products,

•                  Woolite rug and upholstery cleaning products,

•                  Playtex Gloves,

•                  Ogilvie at-home permanents,

•                  Binaca breath spray and drops,

•                  Tussy deodorant,

•                  Dentax oral care products, and

•                  Tek toothbrushes.

Our International Division includes the results from our Canadian and Australian subsidiaries, sales in Puerto Rico and export sales.  The International Division sells substantially the same products as are available to our U.S. customers.

Our division results for the three and nine month periods ended September 25, 2004 and September 27, 2003 are as follows (in thousands):

	Three Months Ended
	September 25, 2004		September 27, 2003
	Net Sales	Operating Earnings	Net Sales	Operating Earnings
U.S.	$131,249	$50,643	$128,305	$49,591
International	17,282	7,187	18,522	7,270
Total segment operating earnings	$148,531	57,830	$146,827	56,861

Less:
Corporate selling, general and administrative		37,151		36,852
Unallocated charges		127		166
Amortization of intangibles		241		226
Consolidated operating earnings, as reported		$20,311		$19,617

	Nine Months Ended
	September 25, 2004		September 27, 2003
	Net Sales	Operating Earnings	Net Sales	Operating Earnings
U.S.	$472,476	$179,227	$447,274	$163,121
International	53,505	20,477	52,963	20,503
Total segment operating earnings	$525,981	199,704	$500,237	183,624

Less:
Corporate selling, general and administrative		113,980		109,894
Restructuring		93		—
Unallocated charges		377		366
Amortization of intangibles		692		677
Consolidated operating earnings, as reported		$84,562		$72,687

11.  Earnings Per Share

The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and nine month periods ended September 25, 2004 and September 27, 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Numerator:
Net earnings	$1,380	$3,134	$18,011	$19,191

Denominator:
Weighted average shares outstanding—Basic	61,216	61,216	61,216	61,216
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	8	—	6	14
Weighted average shares outstanding—Diluted	61,224	61,216	61,222	61,230

Earnings per share:
Basic and diluted	$0.02	$0.05	$0.29	$0.31

Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees and shares that may have been exchanged for the 6% Convertible Notes, if determined to be dilutive.  At September 25, 2004 and September 27, 2003, stock options to purchase Playtex Products, Inc. common stock totaling 7.9 million shares and 7.6 million shares, respectively, were not included in the diluted EPS calculation, except as noted in the table above, since their impact would have been anti-dilutive.  In addition, at September 27, 2003, potentially dilutive shares totaling 0.5 million relating to our 6% Convertible Notes were not included in the diluted EPS calculation since their impact would have been anti-dilutive.  Our last outstanding 6% Convertible Notes were redeemed in the third quarter 2003.  Diluted EPS is computed by dividing net earnings, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti-dilutive on net earnings (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.  Commitments and Contingent Liabilities

On June 23, 2004, we announced that our Chief Executive Officer, Mr. Michael R. Gallagher, would retire during this fiscal year.  Under the terms of Mr. Gallagher’s retirement agreement, Mr. Gallagher agreed to certain non-competition and non-solicitation provisions for a five-year period following his retirement.  Mr. Gallagher retired from the Company on October 4, 2004.  He received a payment of $2.5 million on October 12, 2004.  In addition, $5.0 million will be paid to him ratably over twenty-four months commencing in January 2005.  In addition, Mr. Gallagher will receive certain other benefits, such as medical and life insurance coverage, in accordance with the retirement agreement.  At September 25, 2004, the total obligation of $7.5 million under this agreement has been recorded and reflected as an intangible asset, which amount will be amortized to expense commencing upon Mr. Gallagher’s retirement over the five year period of the non-competition and non-solicitation period.

In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.  Subsequent Event

On September 27, 2004, we entered into an agreement to sell certain assets of the Woolite rug and upholstery brand to BISSELL Homecare, Inc. for a purchase price of approximately $62 million in cash.  At September 25, 2004, the balance sheet details separately the assets held for sale relating to this pending sale and includes $2.2 million of inventory, $0.7 million for trademark license and $0.6 million of fixed assets.   The transaction is conditional on satisfying regulatory and other customary conditions.  The use of these proceeds may include the repurchase of subordinated debt or reinvestment in our core businesses, including potential acquisitions.  On October 27, 2004, we amended our New Credit Facility to allow us to sell the Woolite assets and use the proceeds from the Woolite sale to repurchase subordinated debt.  We expect to generate a gain of approximately $54 million at the closing of the transaction, expected in the fourth quarter of 2004.

The taxable gain from this transaction will be substantially offset by our remaining capital loss carryforward.  We will record a tax benefit of approximately $18 million resulting from an adjustment to the valuation allowance previously established for the portion of the capital loss carryforward that we did not expect to utilize prior to its expiration.

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

Items Affecting Comparability

Our results for the third quarter of 2004 are for the 13-week period ended September 25, 2004 and our results for the third quarter of 2003 are for the 13-week period ended September 27, 2003.  All references to market share and market share data are for comparable 13 week periods and represent our percentage of the total U.S. dollar volume of products purchased by consumers in the applicable category (dollar market share or retail consumption).  This information, which is based on measured market data, is provided to us from the ACNielsen Company and is subject to revisions.  This market share data does not include scanner/consumption data from certain retailers, including Wal-Mart Stores, Inc., as they do not provide this information to third parties.

As part of a review of the classification of certain expenses, in the second quarter of 2004, we reclassified cash discount expense as a reduction of revenue.  Previously, this expense was included in selling, general and administrative (“SG&A”).  This reclass amounted to $3.2 million for each of the three month periods ended September 25, 2004 and September 27, 2003.  The reclass was $11.4 million and $10.8 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.  While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Overview

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer and personal products.  For the nine months ended September 25, 2004, we generated approximately 98% of our sales from products in the number one or number two market share position in the United States.  Our lines of business include Infant Care, Feminine Care, Sun Care and Household Products/Personal Grooming.

Worldwide brand net sales for the nine months ended September 25, 2004 and September 27, 2003 were as follows
(in thousands):

	Nine Months Ended
	September 25, 2004	September 27, 2003	Change

Infant Care	$199,022	$193,435	$5,587
Feminine Care	172,523	160,124	12,399
Sun Care	99,897	88,042	11,855
Household Products/Personal Grooming	54,539	58,636	(4,097)
Total	$525,981	$500,237	$25,744

Infant Care net sales increased $5.6 million due primarily to continued improvement in year over year shipment growth in Wet Ones and reusable bottles, partially offset by lower shipments in cups.

Feminine Care net sales, which increased $12.4 million versus the same period in 2003 due to higher shipment volume, were positively impacted by the introduction of Beyond, our new flushable tampon, and an increase in shipments of Gentle Glide, our base plastic applicator tampon.  Gentle Glide shipments in the first nine months of 2003 were negatively impacted by higher retail and consumer inventories brought about by the extensive marketing efforts utilized to defend against a competitive launch in the latter months of 2002.

The increase in Sun Care net sales of $11.9 million was due to improved product consumption during the 2004 season versus the 2003 season as weather in the first half of the 2004 season was improved.  Equally, we continue to see orders and shipments shifting closer to the consumption period.  Thus, we estimate that $5.0 million of shipments for the 2004 season shifted from the late stages of fiscal 2003 to the early part of fiscal 2004.

The decline in net sales of $4.1 million for Household Products/Personal Grooming was due primarily to the continuation of the declining category trends in Personal Grooming and competition in the household category.

The increase in net sales was the primary driver in the increased level of operating earnings for the first nine months of 2004.  Overall gross margin was up 0.8 percentage points for the first nine months of 2004 to 52.2% versus the first nine months of 2003 due, in part, to lower product costs as a result of our restructuring efforts.  As a percentage of net sales, operating expenses were lower in the first nine months of 2004 versus the same period of 2003.

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

As a result of the refinancing, our debt structure is predominately fixed rate in nature and at a higher average interest rate.  As a result, our interest expense for the first nine months of 2004 was higher than for the same period in 2003 due to this higher average rate, partially offset by lower average debt balances.  In addition, we expensed

$6.4 million of deferred fees and expenses related to our previous credit agreement, net of a $0.3 million net gain from the repurchase, at a discount, on the open market of $10.0 million principal of our 9 3/8% Notes.

Operational Reorganization

We continually focus on productivity and cost reduction initiatives to improve profitability.  As part of this ongoing process, we have undertaken several initiatives to reduce SG&A expenses, improve effectiveness and reduce working capital requirements.  In 2003, we engaged an outside operations consultant to perform a comprehensive review of our operations and internal functions.  Based on that review and with the assistance of the consultant, we launched a comprehensive program of operational improvements that we expect will result in increased effectiveness and profitability.  We believe these improvements will be implemented without a significant increase in capital expenditures.  This process will continue in 2004 and is expected to be fully implemented in 2005.  The major components of the restructuring include:

•                  headcount reductions and more effective manufacturing facilities;

•                  improvements in our supply chain process; and

•                  significant inventory reduction.

We estimate that the operational restructuring will result in annualized operating expense savings between $12 and $14 million by 2005.  We recorded $3.9 million in restructuring costs and $0.7 million in other related costs included in SG&A to implement the operational restructuring in 2003 and expect to incur approximately $3.5 million of expenses in 2004, of which $3.2 million were incurred in the first nine months of 2004.  In 2004, the estimated partial year impact of the savings (prior to implementation costs) is approximately $6 to $7 million.  Results for the first nine months of 2004 were in line with anticipated savings, net of implementation costs.  In addition, we estimate that this restructuring will result in a decrease in working capital of approximately $9 million over two years as a result of improved supply chain efficiency.

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

Other

On June 23, 2004, we announced that our Chief Executive Officer, Mr. Michael R. Gallagher, would retire during this fiscal year.  Under the terms of Mr. Gallagher’s retirement agreement, Mr. Gallagher agreed to certain non-competition and non-solicitation provisions for a five-year period following his retirement.  Mr. Gallagher retired from the Company on October 4, 2004.  He received a payment of $2.5 million on October 12, 2004.  In addition, $5.0 million will be paid to him ratably over twenty-four months commencing in January 2005.  In addition, Mr. Gallagher will receive certain other benefits, such as medical and life insurance coverage, in accordance with the retirement agreement.  At September 25, 2004, the total obligation of $7.5 million under this agreement has been recorded and reflected as an intangible asset, which amount will be amortized to expense commencing upon Mr. Gallagher’s retirement over the five year period of the non-competition and non-solicitation period.

On September 27, 2004, we entered into an agreement to sell certain assets of the Woolite rug and upholstery brand to BISSELL Homecare, Inc. for a purchase price of approximately $62 million in cash.  The transaction is conditional on satisfying regulatory and other customary conditions.  The use of these proceeds may include the repurchase of subordinated debt or reinvestment in our core businesses, including potential acquisitions.  On October 27, 2004, we amended our new credit facility to allow us to sell the Woolite assets and use the proceeds from the Woolite sale to repurchase subordinated debt.  We expect to generate a gain of approximately $54 million at the closing of the transaction, expected in the fourth quarter of 2004.

The taxable gain from this transaction will be substantially offset by our remaining capital loss carryforward.  We will record a tax benefit of approximately $18 million resulting from an adjustment to the valuation allowance previously established for the portion of the capital loss carryforward that we did not expect to utilize prior to its expiration.

On October 4, 2004, we announced Mr. Neil P. DeFeo was named President, Chief Executive Officer and a director, replacing Mr. Gallagher.  In addition, Glenn A. Forbes, Executive Vice President and Chief Financial Officer has announced his intention to retire at the end of the current fiscal year.  In anticipation of Mr. Forbes’ retirement, we announced the hiring of Mr. Kris J. Kelley as Senior Vice President-Finance.  Mr. Kelley is expected to become Chief Financial Officer upon Mr. Forbes’ retirement.

Results of Operations

Three Months Ended September 25, 2004 Compared To Three Months Ended September 27, 2003

Consolidated Net Sales—Our consolidated net sales, by segment, for the three months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

Product Line	Principal Brand Names	September 25, 2004	September 27, 2003	Change

U.S. Division
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$58,090	$56,564	$1,526
Feminine Care	Playtex	51,978	52,204	(226)
Sun Care	Banana Boat	2,354	(348)	2,702
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	18,827	19,885	(1,058)
Total U.S. Division		131,249	128,305	2,944

International Division		17,282	18,522	(1,240)
Total		$148,531	$146,827	$1,704

U.S. Division—Net sales increased $2.9 million, or 2%, to $131.2 million in the third quarter of 2004.

Net sales of Infant Care products increased $1.5 million, or 3%, to $58.1 million in the third quarter of 2004 due to higher shipment volume versus the comparable period, primarily due to Wet Ones hand and face towelettes and reusable bottles.  The gains in these areas were partially offset by lower shipments in cups as competitive activity continues in this category.

Net sales of Feminine Care products were essentially flat at $52.0 million in the third quarter of 2004.  Our market share in tampons was 25.7% for the third quarter of 2004, down versus the same quarter of 2003, which was 26.8%.  Our market share has remained relatively stable since the fourth quarter 2003.

Net sales of Sun Care products increased $2.7 million to $2.3 million in the third quarter of 2004.  The sun care business is highly seasonal and the third quarter is typically the lowest quarterly period for net sales.  The negative sales reported in the third quarter of 2003 were the result of lower shipments, which is typical of the third quarter, offset by the timing of certain trade promotion programs.  For the third quarter, our dollar market share of the sun care category was essentially flat at 22.1 percentage points versus the same period in 2003.

Net sales of Household Products/Personal Grooming decreased $1.1 million, or 5%, to $18.8 million in the third quarter of 2004.  This decrease is primarily the result of lower volume shipments due to a continuation of the declining trend in our Personal Grooming categories and lower glove shipments due to competitive activity.

International Division—Net sales decreased $1.2 million, or 7%, to $17.3 million in the third quarter of 2004.  The decrease was due primarily to timing of net sales, as the nine month period ended September 25, 2004 was slightly above the same period in 2003.

Consolidated Gross Profit—Our consolidated gross profit increased $2.2 million, or 3%, to $77.0 million in the third quarter of 2004.  As a percent of net sales, gross profit increased 0.9 percentage points to 51.8% in the third quarter of 2004.  The increase in gross profit as a percent of net sales was due primarily to lower trade spending in the third quarter of 2004 as a result of the timing of programs.

Consolidated Operating Earnings—Our consolidated operating earnings increased $0.7 million, or 4%, to $20.3 million in the third quarter of 2004.  The increase in consolidated operating earnings was the result of our higher net sales and related gross profit.  In addition, the third quarter of 2004 included $0.6 million (included in SG&A) of other related expenses associated with our operational restructuring.  The third quarter of 2003 included $1.2 million of litigation costs associated with the defense of our tampon business.

	Three Months Ended
	September 25, 2004	September 27, 2003	Change
U.S.	$50,643	$49,591	$1,052
International	7,187	7,270	(83)
Subtotal segment operating earnings	57,830	56,861	969

Less:
Corporate selling, general and administrative	37,151	36,852	299
Unallocated charges	127	166	(39)
Amortization of intangibles	241	226	15
Total consolidated operating earnings	$20,311	$19,617	$694

Segment Operating Earnings—We review operating earnings by business segment as this provides a strong basis for understanding business results.

Segment operating earnings for the U.S Division increased $1.1 million, or 2%, to $50.6 million in the third quarter of 2004.  As a percent of net sales, segment operating earnings were flat at approximately 38.6% in the third quarter of 2004 versus the comparable quarter of 2003.  The increase in segment operating earnings was due primarily to higher net sales, which resulted in higher gross profit.

Segment operating earnings for the International Division decreased $0.1 million, or 1%, to $7.2 million in the third quarter of 2004.  As a percent of net sales, segment operating earnings increased 2.3 percentage points to 41.6% in the third quarter of 2004.  The increase in operating earnings as a percent of net sales was due, in part to favorable currency translation.

Corporate Selling, General and Administrative—Our corporate selling, general and administrative expenses increased $0.3 million, or 1%, to $37.2 million in the third quarter of 2004.  The increase in corporate SG&A expenses was due to normal increases in salaries and benefits.  In addition, the third quarter of 2004 included $0.6 million of other related expenses associated with our operational restructuring.  The third quarter of 2003 included $1.2 million of litigation costs associated with the defense of our tampon business.

Consolidated Interest Expense—Our consolidated interest expense increased $3.8 million to $18.1 million in the third quarter of 2004.  The increase in interest expense is the result of higher interest rates on total outstanding debt driven by our refinancing in the first quarter of 2004.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt.  For the third quarter of 2004, our weighted average interest rate for all debt (fixed and variable) was 8.57%, up 1.82 percentage points versus the same quarter of 2003.  Our average debt balances were flat at approximately $802 million in the third quarter of 2004 versus the comparable period in 2003, despite the termination of our prior A/R facility in February 2004, which increased our reported debt balance.

Consolidated Other Expenses—Our consolidated other expenses represented primarily the costs associated with our receivables facility.  Since this facility was terminated as a result of our refinancing, there were no costs associated with this facility in the third quarter of 2004 versus costs of $0.4 million during the same period in 2003.

Consolidated Income Taxes—Our consolidated income taxes were $0.9 million in the third quarter of 2004.  Our effective tax rate, as a percent of pretax earnings was 38.4% of earnings before income taxes.  This was up versus an effective tax rate of 36.6% for the third quarter of 2003 due primarily to higher provisions for state taxes.

Nine Months Ended September 25, 2004 Compared To Nine Months Ended September 27, 2003

Consolidated Net Sales—Our consolidated net sales, by segment, for the nine months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

Product Line	Principal Brand Names	September 25, 2004	September 27, 2003	Change

U.S. Division
Infant Care	Playtex, Wet Ones, Mr. Bubble, Diaper Genie, and Baby Magic	$177,846	$172,029	$5,817
Feminine Care	Playtex	154,685	140,351	14,334
Sun Care	Banana Boat	87,333	78,319	9,014
Household Products/Personal Grooming	Playtex, Woolite, Ogilvie, Binaca Tussy, Tek, and Dentax	52,612	56,575	(3,963)
Total U.S. Division		472,476	447,274	25,202

International Division		53,505	52,963	542
Total		$525,981	$500,237	$25,744

U.S. Division—Net sales increased $25.2 million, or 6%, to $472.5 million for the nine months ended September 25, 2004.

Net sales of Infant Care products increased $5.8 million, or 3%, to $177.9 million for the nine months ended September 25, 2004.  This increase was due primarily to higher shipments of reusable hard bottles and Wet Ones hand and face towelettes.  These gains were partially offset by lower cup shipments as competitive activity in this category remains intense.  Overall market shares for the first nine months of 2004 versus year ago were up in Wet Ones, increasing 5.8 percentage points to 70.7%, stable in Diaper Genie, down in Infant Feeding and down in Baby Magic Toiletries.  Market share in Infant Feeding was down due to the competitive activities in cups.  Market share for Baby Magic Toiletries lagged the year ago period due to promotional activity in this highly competitive category.  We believe our core Infant Care categories are highly competitive and we will continue to defend our market share positions.

Net sales of Feminine Care products increased $14.3 million, or 10%, to $154.7 million for the nine months ended September 25, 2004 due to higher shipment volume driven by the launch, in January 2004, of Beyond, our new flushable applicator tampon and an increase in Gentle Glide shipments.  In the comparable period of 2003, Gentle Glide shipments were negatively impacted by a build-up in retail and consumer inventories resulting from heavy promotional activities in late 2002 to defend against a competitive launch.

We will continue to focus on our core strategy – converting pad users to tampons and targeting young teens as they enter the feminine care market.

Net sales of Sun Care products increased $9.0 million, or 12%, to $87.3 million for the nine months ended September 25, 2004.  As noted in the “Overview” section, this year over year increase is due to improved weather patterns in the first half of 2004 and the shift of 2004 season shipments from the latter stages of fiscal 2003 to early fiscal 2004 as shipments continue to move closer to consumption.

Net sales of Household Products/Personal Grooming decreased $4.0 million, or 7%, to $52.6 million for the nine months ended September 25, 2004.  This decrease is primarily the result of lower volume shipments due to a continuation of the declining trend in our Personal Grooming category.  In addition, Household Products’ shipments were down year over year due to increased competition.

International Division—Net sales increased $0.5 million, or 1%, to $53.5 million for the nine months ended September 25, 2004.  The increase was due primarily to higher Sun Care shipments, partially offset by lower shipments of Gentle Glide and in the infant feeding category.

Consolidated Gross Profit—Our consolidated gross profit increased $17.3 million, or 7%, to $274.5 million for the nine months ended September 25, 2004.  As a percent of net sales, gross profit was up 0.8 percentage points to 52.2% in the nine months ended September 27, 2003.  The increase in gross profit was due primarily to the increase in net sales, which accounted for approximately $13 million, and, to a lesser extent, improved product costs due, in part, to our restructuring efforts.

Consolidated Operating Earnings—Our consolidated operating earnings increased $11.9 million, or 16%, to $84.6 million in the first nine months of 2004.  The increase in consolidated operating earnings was the result of our higher net sales and related gross profit.  In addition, the first nine months of 2004 included $0.1 million of restructuring charges and $3.2 million (included in SG&A) of other related expenses associated with our operational restructuring.  The nine months ended September 27, 2003 included $3.4 million of litigation costs associated with the defense of our tampon business.

	Nine Months Ended
	September 25, 2004	September 27, 2003	Change
U.S.	$179,227	$163,121	$16,106
International	20,477	20,503	(26)
Subtotal segment operating earnings	199,704	183,624	16,080

Less:
Corporate selling, general and administrative	113,980	109,894	4,086
Restructuring	93	—	93
Unallocated charges	377	366	11
Amortization of intangibles	692	677	15
Total consolidated operating earnings	$84,562	$72,687	$11,875

Segment Operating Earnings—We review operating earnings by business segment as this provides a strong basis for understanding business results.

Segment operating earnings for the U.S. Division increased $16.1 million, or 10%, to $179.2 million for the nine months ended September 25, 2004.  As a percent of net sales, segment operating earnings increased 1.4 percentage points to 37.9% in the nine months ended September 25, 2004.  The increase in segment operating earnings and segment operating earnings as a percent of net sales was due primarily to higher net sales, which resulted in higher gross profit.

Segment operating earnings for the International Division were essentially flat at $20.5 million in the nine months ended September 25, 2004.  As a percent of net sales, segment operating earnings decreased 0.4 percentage points to 38.3% in the nine months ended September 25, 2004.

Corporate, Selling, General and Administrative—Our corporate selling, general and administrative expenses increased $4.1 million, or 4%, to $114.0 million for the nine months ended September 25, 2004.  The increase in corporate SG&A expenses was the result of $3.2 million of other related expenses associated with our operational restructuring, normal and customary increases in salaries and benefits of $3.1 million and higher advertising and sales promotion expenses of $1.2 million.  The first nine months of 2003 includes $3.4 million of litigation costs associated with the defense of our tampon business.

Consolidated Interest Expense—Our consolidated interest expense increased $11.4 million to $52.4 million for the nine months ended September 25, 2004.  The increase in interest expense is the result of higher interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt.  For the nine months ended September 25, 2004, our weighted average interest rate for all debt (fixed and variable) was 8.17%, up 2.00 percentage points versus the same period of 2003.  Our average debt balances decreased by $4.1 million for the nine months ended September 25, 2004 versus the comparable period in 2003 despite the termination of our previous receivables facility which resulted in high reported debt as this off-balance sheet financing vehicle was terminated.

Expenses Related to Retirement of Debt—On February 19, 2004, we refinanced our then outstanding credit facility and terminated our receivables facility.  We wrote off approximately $6.6 million in unamortized deferred financing costs relating to our then outstanding Term C Loan, revolver, credit agreement and related amendments and $0.1 million of an unamortized fee paid to originate the receivables facility in 2001.  In addition, we recorded a net gain of $0.3 million, which included a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of the $10.0 million principal of our 9 3/8% Notes (see Notes 7 and 8 to our unaudited consolidated financial statements).

Consolidated Other Expenses—Our consolidated other expenses were primarily the costs associated with our receivables facility.  Since this facility was terminated as a result of our refinancing, costs associated with this facility decreased for the nine months ended September 25, 2004, versus the same period in the prior year, by $1.1 million.

Consolidated Income Taxes—Our consolidated income taxes were $7.3 million for the nine months ended September 25, 2004.  This includes a $2.8 million tax benefit as a result of the favorable settlement of tax audits during the second quarter of 2004.  Excluding this benefit, our effective tax rate, as a percent of pretax earnings was 40.0% of earnings before income taxes.  This was up versus an effective tax rate of 36.4% for the comparable period of 2003 due primarily to higher provisions for state taxes.

Liquidity and Capital Resources

Cash

At September 25, 2004, we had $84.2 million in cash.  The end of the third quarter has historically been our lowest working capital period driven by the timing of the sun care season.  The refinancing in early 2004 has resulted in a larger portion of long-term, fixed rate debt.  As a result, cash generated from the collection of sun care receivables remains on hand as we have no balance outstanding on our revolving credit facility.  This cash will be used to finance the seasonal inventory build for sun care and to make our early December interest payment on our 9 3/8% Notes.  In addition, we may consider using excess cash and revolver availability to repurchase subordinated debt in the open market from time to time in the future.  On October 27, 2004, we amended our new credit facility.  This amendment allows us to repurchase subordinated debt, provided we meet a certain minimum availability target under our revolver over a forecasted twelve month period.  We expect to use the proceeds of the Woolite sale and excess cash to reduce debt by at least $100 million in the next year.

As previously noted, on September 27, 2004, we entered into an agreement to sell certain assets of the Woolite rug and upholstery brand to BISSELL Homecare, Inc. for a purchase price of approximately $62 million in cash.  The transaction is conditional on satisfying regulatory and other customary conditions.  The use of these proceeds may include the repurchase of subordinated debt or reinvestment in our core businesses, including potential acquisitions.  On October 27, 2004, we amended our new credit facility to allow us to sell the Woolite assets and use the proceeds from the Woolite sale to repurchase subordinated debt.  We expect to generate a gain of approximately $54 million at the closing of the transaction, expected in the fourth quarter of 2004.

The taxable gain from this transaction will be substantially offset by our remaining capital loss carryforward.  We will record a tax benefit of approximately $18 million resulting from an adjustment to the valuation allowance previously established for the portion of the capital loss carryforward that we did not expect to utilize prior to its expiration.

2004 Refinancing

As fully described in Notes 7 and 8 of our unaudited consolidated financial statements, on February 19, 2004, we refinanced our indebtedness under our then existing credit facility (the “2004 Refinancing Transaction”).  This refinancing provides greater flexibility and liquidity to pursue our stated strategy.  Additionally, it eliminates the maintenance covenants and near term principal amortization requirements that were part of our prior credit facility.  Proceeds from this refinancing transaction were used to pay-off our outstanding indebtedness under our existing credit agreement (see Note 7 to our unaudited consolidated financial statements) and to terminate the receivables facility (see Note 8 to our unaudited consolidated financial statements).

The 2004 Refinancing Transaction consisted of:

•                  $460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•                  a five-year $150.0 million variable rate credit facility (the “New Credit Facility”), comprised of:

•                  a $7.5 million Term Loan (the “New Term Loan”), which we subsequently repaid in the third quarter 2004, and

•                  a $142.5 million Revolving Credit Facility (the “New Revolver”).

The availability under the New Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the New Credit Facility.  As of September 25, 2004, our availability under the New Revolver, based on our borrowing base calculation, is $68.8 million, as reduced for our current outstanding New Revolver and outstanding letters of credit, as defined in the New Credit Facility.

Pricing for the New Credit Facility was the London Inter-Bank Offer Rate (“LIBOR”) plus 400 basis points for the New Term Loan and is LIBOR plus 250 basis points for the New Revolver.  As a result of the 2004 Refinancing Transaction, we incurred an estimated $12.9 million in fees and expenses, which have been deferred and are being amortized over the term of the 8% Notes and the New Credit Facility.  Additionally, on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9 3/8% Senior Subordinated Notes due June 1, 2011 (the “9 3/8% Notes”) at a discount.  In conjunction with this refinancing, we wrote off approximately $6.9 million in unamortized fees associated with the 2001 refinancing transaction and related amendments.

As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. All of our indebtedness at September 25, 2004 is comprised of fixed rate notes, as the 2004 Refinancing Transaction substantially reduced our exposure to variable rate indebtedness.  As a result, our exposure to changing interest rates is dramatically reduced.  A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness.

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

•      loans and investments,

•      transactions with affiliates,

•      changes of control,

•      payment of consulting and management fees, and

•      compliance with laws and regulations.

Contractual Obligations

                The following table summarizes our contractual obligations at September 25, 2004 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$800,000	$—	$—	$—	$800,000
Operating lease obligations	20,825	7,852	7,730	1,859	3,384
Purchase and other obligations(1)	54,696	42,315	10,405	445	1,531
Total	$875,521	$50,167	$18,135	$2,304	$804,915

Cash Flows Analysis

	Nine Months Ended
(In thousands)	September 25, 2004	September 27, 2003
Net cash flows from operations	$72,524	$58,340
Net cash flows used for investing activities	(10,319)	(13,771)
Net cash flows used for financing activities	(5,650)	(36,124)
Effect of exchange rate changes on cash	150	1,341

Cash Flows from Operations—Our net cash flows from operations were $72.5 million for the first nine months of 2004.  Compared to the first nine months of 2003, our cash flows from operations increased $14.2 million, driven by several factors, most notably an increase in net earnings prior to a non-cash write-off of deferred fees from debt retirement of $6.9 million and improved working capital of $5.1 million due primarily to lower inventory.

At September 25, 2004, our working capital (current assets net of current liabilities) increased $38.0 million to $146.8 million compared to $108.8 million at September 27, 2003.

•                  Total current assets decreased $33.8 million at September 25, 2004 as compared to September 27, 2003.  This decrease was due to the maturity and settlement of the $80.0 million related party notes in December 2003.  There is a corresponding reduction in current liabilities for the offsetting related party liability as noted below.  Excluding the impact of the related party notes, current assets increased $46.2 million.  Cash increased $42.8 million as a result of the seasonal nature of our Sun Care business and related customer payments.  The elimination of current debt as a result of the Refinancing Transaction has also contributed to the increase in cash levels.  The termination of the receivables facility resulted in an increase in accounts receivable, net of retained interest in receivables, of $13.4 million.  At September 27, 2003, the Company had sold an undivided fractional interest in its receivable portfolio of $19.0 million as part of its now terminated receivables facility.  Inventory was lower at September 25, 2004 by $8.8 million as compared to September 27, 2003 due to stronger

(1) Includes open purchase orders primarily for the procurement of raw materials, packaging and supplies for use in the production process.

sales and improvements related to our operational restructuring efforts.  All other current assets decreased by $1.2 million at September 25, 2004 as compared to September 27, 2003.

•                  Total current liabilities decreased $71.8 million due primarily to the maturity and settlement of the related party notes payable of $78.4 million.  As noted above, there was a corresponding reduction in current assets for related party note receivable.  Exclusive of the related party notes, current liabilities increased $6.6 million due primarily to an increase in accrued liabilities resulting from the timing of sales promotions and interest payments.  The increase in accrued liabilities was partially offset by lower accounts payable due primarily to lower inventory and the elimination of the current portion of long term debt due to the refinancing.

Cash Flows Used for Investing Activities—Our cash flows used for investing activities were driven by capital expenditures for equipment and facility improvements of $9.3 million for the first nine months of 2004, compared to $13.8 million for the same period in 2003.  These expenditures were used primarily to support new products, upgrade production equipment, invest in new technologies, and improve our facilities.  Capital expenditures for 2004 are expected to be in the $15.0 million range.

Cash Flows Used for Financing Activities—Our cash flows used for financing activities of $5.7 million for the first nine months of 2004 was due primarily to payment of fees associated with our 2004 Refinancing.  Our cash flows used for financing activities for the first nine months of 2003 was comprised of repayment of $20.0 million of convertible notes, payment of $1.6 million of financing fees and repayments of current debt obligations under our then existing credit facility.

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

Off-Balance Sheet Arrangements

On occasion we enter into certain off-balance sheet arrangements and other commitments with unaffiliated third parties.  At September 25, 2004, we have operating leases, which are considered off-balance sheet.

We enter into operating leases with unaffiliated third parties.  These leases are primarily for buildings, manufacturing equipment, automobiles and information technology equipment.  At September 25, 2004 we had, in aggregate, approximately $20.8 million of committed expenses associated with operating leases that are not reflected on our consolidated balance sheet as a liability, in accordance with GAAP.  We believe operating leases are beneficial to us by allowing us to match the cost of the asset with the benefits derived from it.  Operating leases also provide us with greater flexibility in regards to technological change, minimizing the risk of our productive assets becoming obsolete.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods.  The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.  Interim period disclosures are generally effective for interim periods beginning after December 15, 2003.  We have included the disclosures required by SFAS No. 132 R in our consolidated financial statements for the quarter ended September 25, 2004.

In March 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment.  The FASB announced a decision to delay the effective date for its proposed standard to periods beginning after June 15, 2005.  We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  FSP SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D.  We have adopted FSP SFAS 106-2 during our third quarter ended September 25, 2004 and concluded that we are unable to determine whether the benefits under our plan are actuarially equivalent to Medicare Part D under the Act because the guidance provided thus far is unclear.  We will monitor our plan and assess actuarial equivalence as new information becomes available.

PLAYTEX PRODUCTS, INC.
PART I - FINANCIAL INFORMATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our earnings and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts, which intentionally increase our underlying interest rate exposure.  At September 25, 2004, we were not a party to any such financial instruments and our total indebtedness consisted of $800.0 million in fixed rate debt.  Based on our interest rate exposure at September 25, 2004, a 1% increase in interest rates for our variable rate debt would not have a material impact on our consolidated interest expense.

For the nine month period ended September 25, 2004, we derived approximately 8% of net sales in currencies denominated other than the U.S. dollar, of which approximately 6% was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  In these countries, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar.  Our results of operations are reported in U.S. dollars.  Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results.  The vast majority of our products are manufactured in the U.S. although we do source some finished goods, componentry and raw materials from overseas.  A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits.  Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

Item 4. Controls and Procedures

(a)                                  Disclosure controls and procedures.  Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them, particularly during the period in which this report was being prepared.

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

As of the end of October 2004, there were two pending toxic shock syndrome claims relating to Playtex tampons, although additional claims may be made in the future.

Item 6. Exhibits

10.1               Amendment No. 1 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender.

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

PLAYTEX PRODUCTS, INC.

Date:	November 2, 2004	By:	/S/ NEIL P. DEFEO
Neil P. DeFeo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2004	By:	/S/ GLENN A. FORBES
Glenn A. Forbes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)