Form 10-K
period 2004-12-31
PLAYTEX PRODUCTS INC
filed 2005-03-10
CIK 842699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 25, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12620

PLAYTEX PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0312772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Nyala Farms Road, Westport, Connecticut	06880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 341-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K [X].

Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

The aggregate market value of Playtex Common Stock held by non-affiliates as of June 26, 2004 was $217,452,495, based on the closing price of such shares on the New York Stock Exchange. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of March 1, 2005 are affiliates of the registrant.

The number of shares of Playtex Common Stock outstanding as of March 1, 2005, was 61,216,723.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in May 2005 has been incorporated by reference.

PART I

Item 1.	Business

A.	General

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. Our Company was founded in 1932 as The International Latex Company (later International Playtex) as a manufacturer using latex-based technology. We introduced our first latex gloves in 1954 and acquired a tampon manufacturer in the mid-1960’s, in addition to introducing our first disposable baby bottles and nipples. In 1988, our women’s apparel operations were spun off and sold to a third party. During the mid/late 1990’s, we made a series of acquisitions, which have diversified our product portfolio, including Banana Boat, Wet Ones, and Diaper Genie. Throughout our history, Playtex has grown through industry leading product innovation and portfolio enhancing acquisitions of leading North American brands, including:

• Playtex Infant Care products,
• Playtex Diaper Genie,
• Wet Ones pre-moistened towelettes,
• Baby Magic baby toiletries,
• Playtex Feminine Care products,
• Banana Boat Sun Care products,
• Playtex Gloves,
• Ogilvie at-home permanent products, and
• Binaca breath freshener products.

In fiscal 2004, approximately 98% of our net sales came from products in which we held the number one or two market share position in the United States.

B.	Recent Developments

In February 2005, we announced a realignment of our business to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring which began in late 2003. Some of the specific realignment initiatives include: consolidation of the U.S./International divisional structure in favor of a product category structure; realignment of the sales and marketing organizations and related support functions; rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia; and a reduction in the corporate headquarters office space. We estimate that annual savings related to this phase will be between $22 and $24 million, which will be fully realized in 2006. We expect net savings from the actions to be between $4 and $8 million in 2005.

On November 2, 2004, we completed the sale of the assets of our Woolite rug and upholstery brand to Bissell Homecare, Inc. Woolite accounted for approximately 4% of consolidated net sales in fiscal 2004 compared to 5% in fiscal 2003 and 4% in fiscal 2002. Our 2004 results include the impact of Woolite sales and operating income through November 2, 2004.

In October 2004, a new management team took over the leadership at Playtex. Mr. Neil P. DeFeo was named President and Chief Executive Officer. Mr. Kris J. Kelley joined the Company as Senior Vice President Finance and in December 2004 was named Executive Vice President and Chief Financial Officer.

In February 2004, we refinanced our then outstanding senior indebtedness. The new financing provides improved liquidity and eliminated financial maintenance covenants and near term principal amortization that were part of our prior credit facility. Our new debt structure is predominately comprised of our 8% Senior Secured Notes due 2011 (the “8% Notes”) and 9-3/8% Senior Subordinated Notes due 2011 (the “9-3/8% Notes,” collectively, the “Notes.”) Therefore our long term debt is predominately fixed rate debt.

C.	Business Segments

In 2004, we were organized in two divisions. The United States (“U.S.”) Division constituted approximately 89% of our consolidated net sales in fiscal 2004 and the International Division accounted for the remaining 11% of our consolidated net sales. For more analysis of our business segments see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

D.	Product Lines

Our net sales by major product line are as follows (in thousands):

	Year Ended
	December 25, 2004		December 27, 2003		December 28, 2002
	$	%	$	%	$	%
Infant Care	$260,534	39.1	$254,847	39.6	$266,774	37.9
Feminine Care	227,057	34.0	213,326	33.1	250,816	35.6
Sun Care	111,834	16.8	98,224	15.3	100,415	14.3
Household and Personal Grooming	41,958	6.3	46,559	7.2	56,545	8.1
	641,383	96.2	612,956	95.2	674,550	95.9
Woolite	25,513	3.8	30,918	4.8	29,067	4.1
Total	$666,896	100.0	$643,874	100.0	$703,617	100.0

Infant Care — Infant Care products accounted for approximately 39% of consolidated net sales in fiscal 2004 compared to 40% in fiscal 2003 and 38% in fiscal 2002.

The Infant Care product category includes the following brands:

Infant Feeding Products
• Playtex disposable Nurser System,
• Playtex cups and mealtime products,
• Playtex reusable hard bottles, and
• Playtex pacifiers.

Other Infant Care Products
• Diaper Genie diaper disposal system,
• Wet Ones pre-moistened towelettes,
• Baby Magic baby toiletries, and
• Mr. Bubble children’s bubble bath.

Our largest Infant Care business is infant feeding products, where we are the U.S. market share leader. We are also strong in the diaper pail category with our market share leading Diaper Genie brand. In pre-moistened towelettes, we continue to grow market share in our number one brand Wet Ones. Baby Magic remains the number two brand in the highly competitive infant toiletries category. Our Mr. Bubble brand is well known and has a leading share of the bath additives category.

Disposable Feeding & Reusable Bottles — We offer both disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the Playtex brand. We are the market leader in both of these product categories. Historically, we have focused on the disposable segment as we believe that disposable bottle liners are healthier and more convenient than traditional reusable bottles. The disposable collapsible liner placed inside the holder limits the amount of air in-take by the baby and reduces painful spit-ups and burping. Our Drop-Ins, patented, ready-formed disposable liners, made disposable liners much easier for parents to use and, since its introduction, has driven improved market share.

To broaden our product offerings in the reusable bottle segment, we developed VentAire in 1998. The VentAire bottle has a patented air venting system that allows air to escape as the baby sucks on the nipple, much like the benefits of a disposable bottle. This item has become the number one hard bottle in the U.S. reusable bottle segment. In 2004, we introduced the One Step Breast Milk Storage Kit. We expect to introduce other new items in the breast feeding category in 2005.

Cups — In 1994, we introduced the first spill-proof cup, an innovation that changed the infant cup category. Over time, many new competitors have entered this category with similar products resulting in a highly competitive environment. While we remain share leader in cups, our share has declined over the last few years as low-priced, competitive entries have gained shelf placement. We continue to introduce new products such as the Insulator cup line and the Sparklin’ Sipster, a clear cup with a distinctive “sparkling” look, which was introduced in 2004.

Diaper Disposal Systems — Diaper Genie, which we acquired in 1999, leads the U.S. diaper disposal market. The Diaper Genie business is comprised of the Diaper Genie diaper pail unit and the Diaper Genie liner refills, the largest component of the business.

The diaper pail unit individually seals diapers in an odor-proof, germ-proof chain of plastic. The unit uses our proprietary refill liners, which typically lasts one month. Recently, we improved the diaper pail unit and introduced a new liner. We improved the cutter cap system, which makes the unit easier to use and we introduced a toddler film refill to the market for older age children, targeted to extend the usage period. A large percentage of the diaper pail units are given to expectant mothers as gifts. We frequently include samples and coupons in the unit as a way of cross marketing our other baby products to the expectant mother.

Pre-moistened towelettes — Early in 1998, we acquired Wet Ones, the market share leader in the hands and face segment of the market. Wet Ones are used by parents and others in applications other than diaper changing, such as cleaning up after meals or traveling away from home. The pre-moistened towelette category experienced rapid growth over the last several years as competitors entered the category and invested heavily in advertising and promotion to generate trial of their product. Many of these competitors were unable to sustain a permanent hold on market share. As a result, Wet Ones has experienced market share growth. We extended the Wet Ones product line with the introduction of Wet Ones Flushables, a pre-moistened towelette for use in the bathroom.

Baby Toiletries — Baby Magic, which we acquired in 1999, occupies the number two position among the branded products in the U.S. baby toiletries category (defined as lotions, shampoos, powders, bath products, oils and gift packs). The U.S. baby toiletries category has been extremely competitive since our acquisition of the Baby Magic brand in 1999. As a result, Baby Magic net sales have declined over time. In late 2004, two significant competitors launched new items in this category. We believe this category will remain highly competitive in the future. As a result, the cost to compete will likely increase and successful product innovation will be increasingly important.

Feminine Care — Playtex Feminine Care products accounted for approximately 34% of consolidated net sales in fiscal 2004 compared to 33% in fiscal 2003 and 36% in fiscal 2002.

The Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons
Plastic applicator:
   • Playtex Gentle Glide,
   • Playtex Portables, and
   • Playtex Slimfits.
Cardboard applicator:
   • Playtex Beyond, and
   • Playtex Silk Glide.

Complementary Products
• Playtex Personal Cleansing Cloths for use in
  feminine hygiene, and
• Playtex Heat Therapy patch to alleviate
discomfort associated with menstrual pain.

In the tampon category, consumer purchases are driven primarily by comfort, quality, protection and value. For over 20 years, Playtex has been the second largest selling tampon brand overall in the U.S. and currently holds the leading position in the higher growth plastic applicator and deodorant segments.

Late in the third quarter of 2002, the market share leader in the tampon category introduced a new plastic applicator tampon product supported with extensive advertising and promotional spending. While our dollar market share in the tampon category has decreased since the competitive launch, our recent market share results indicate that our share has stabilized. We continue to defend our market share in the tampon category with advertising support and the introduction of product improvements.

Plastic applicator tampons — Historically, our core strength has resided in plastic applicator tampons where Playtex is the U.S. market share leader of the plastic applicator segment. Though dollar market share has declined since 2002, given the entry of a competitive plastic product, Gentle Glide remains the number one plastic brand in the market.

Gentle Glide is our largest plastic applicator tampon product line. These soft plastic applicator tampons were designed with a smooth rounded tip and a unique double-layer construction, allowing for ease of insertion and comfortable fit as well as unbeatable leakage protection.

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

Slimfits are designed to appeal to a key niche of the tampon category — young teenagers. Slimfits have a narrower applicator and pledget providing for greater comfort and ease of insertion.

Cardboard applicator tampons — We have a full line of cardboard applicator tampons to provide a complete portfolio of offerings. The cardboard segment of the tampon market is significant, comprising more than a third of the overall category.

Beyond tampons are our latest innovation in the cardboard applicator segment, which we began shipping in January 2004. This tampon is targeted to women who want the convenience and flushability of a cardboard applicator tampon with the comfort of a plastic applicator tampon. The cardboard applicator segment remains a significant portion of the tampon market with many women desiring a more comfortable cardboard applicator tampon. We believe this product provides us with a preferred product in the cardboard applicator segment of the tampon category.

Silk Glide is our original line of cardboard applicator tampons.

Complementary feminine care products — We have introduced complementary feminine care products leveraging the consumer trust and strong brand awareness of our tampon franchise. In 2001, we introduced Personal Cleansing Cloths, pre-moistened towelettes for feminine hygiene. It has become the number one brand in this small niche category. Our Personal Cleansing Cloths are formulated with vitamin E and aloe and offer antibacterial efficacy. We introduced the Playtex Heat Therapy patch in July 2002, designed to be discrete and alleviate the discomfort associated with menstrual cramps for up to 12 hours.

Sun Care — Sun Care products accounted for approximately 17% of consolidated net sales in fiscal 2004 compared to 15% in fiscal 2003 and 14% in fiscal 2002. Banana Boat remains a strong number two in market share in the U.S. sun care category. We continue to provide innovative ways to deliver sun protection. In the fourth quarter of 2004, we shipped a number of new items including Summer Color, our new sunless tanning product. In addition, we have introduced a sun protection product for sensitive skin and a new Faces Plus Bronzer.

Banana Boat offers a wide range of products in the highly segmented sun care category, including:

• General protection, • Baby and children’s protection, • Tanning and oils, • Indoor tanning/sunless, • Faces and lips, and • After sun.

Household and Personal Grooming — Our Household and Personal Grooming products accounted for approximately 6% of consolidated net sales in fiscal 2004 compared to 7% in fiscal 2003 and 8% in fiscal 2002. Household and Personal Grooming products include a number of leading and well-recognized brands, including the following:

• Playtex Gloves, • Ogilvie at-home permanents, • Binaca breath spray and drops, • Tussy deodorant, and • Tek toothbrushes.

We have seen a decline in net sales in our Household and Personal Grooming brands over the last several years due primarily to declining categories. For example, the at-home permanent category has experienced a double-digit decline in recent years. However, as this category has declined, more retailers are consolidating shelf space for at-home permanent products under one supplier. Since Ogilvie is the market share leader, we have been able to partially offset this double-digit category decline with market share gains. Additionally, in recent years, our market share in gloves has declined due to competitive activity and increased private label distribution. To obtain a more competitive cost structure in gloves, we have decided to outsource the manufacturing of gloves to Malaysia in 2005. Management considers Household and Personal Grooming products to be non-core brands, and as such, have reduced the level of resources committed to these brands.

Woolite — On November 2, 2004, we completed the sale of the assets of the Woolite rug and upholstery brand to Bissell Homecare, Inc. Woolite accounted for approximately 4% of consolidated net sales in fiscal 2004 compared to 5% in fiscal 2003 and 4% in fiscal 2002. Our 2004 results include the impact of Woolite sales and operating income through November 2, 2004.

E.	Marketing

Our advertising and promotion expenditures, included in selling, general and administrative expenses (“SG&A,”) for the past three years were $91.7 million in fiscal 2004, $89.3 million in fiscal 2003 and $86.7 million in fiscal 2002. The expenditures are primarily for television, radio and print advertising, including production costs and fees to advertising agencies, as well as consumer promotions and market research. We believe these expenditures support our brand-building activities and are part of our long-term investment in these brands.

In addition to our advertising and promotion expenditures noted above, we routinely enter into other marketing efforts such as customer trade promotions and consumer coupons. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics and other trade promotion activities conducted by the customer. Costs for these trade promotions and consumer coupons are recorded as a reduction of sales and are not included as a component of advertising and promotion.

Our Infant Care marketing is focused on a specific group of people: new and expectant mothers. We utilize various techniques to communicate with parents in addition to traditional media advertising. Programs directed at new mothers include distributing samples and coupons in hospitals and providing educational materials to pediatricians, lactation consultants and hospitals such that new parents receive professional recommendations to use our Infant Care products. In addition, we have developed the website, www.playtexbaby.com, to provide information to new and expectant mothers as well as to introduce and market our entire line of Infant Care products.

Our marketing efforts in Feminine Care have leveraged the strength of the Playtex brand that caters to the active, young female. Our Feminine Care marketing strategy centers on attracting first-time users and converting full-time feminine protection pad users to tampon usage by communicating the advantages of tampons. In addition, we have developed the website, www.playtextampons.com, to provide information to adults and adolescents in choosing the right products.

Our Sun Care marketing strategies are directed at the family demographic, where Banana Boat communicates a “celebrate the sun for the active wholesome family” image. In addition, the marketing and sales plan for Banana Boat utilizes a variety of specialized programs such as: sweepstakes, sampling at outdoor events, radio tie-ins and promotions at new store openings to provide additional visibility for the brand. Our interactive website, www.bananaboat.com, conveys educational information in a fun, casual manner.

F.	Competition

The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources and a lower debt ratio than we do. We believe that the market for consumer-packaged goods is very competitive and may intensify further in the future. Competitive pressures on our products may result from:

• new competitors, • new product initiatives by competitors, • higher spending for advertising and promotion, and • continued activity in the private label sector.

We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

G.	Sales and Distribution

We sell our products in North America to mass merchandisers such as Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation (“Target”), food and drug stores such as The Kroger Co. and Walgreen Co., and specialty retailers such as Toys “R” Us, Inc. and Costco Wholesale Corporation. No single customer or affiliated group of customers, except Wal-Mart and Target, accounted for over 10% of our consolidated net sales in fiscal 2004. Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 28% and 11%, respectively, of our consolidated net sales in fiscal 2004. Our next three largest customers represented, in total, approximately 11% of our total consolidated net sales in fiscal 2004. In fiscal 2003, Wal-Mart represented approximately 27% of consolidated net sales and our next four largest customers represented, in total, approximately 22% of consolidated net sales (see Note 15 to our consolidated financial statements in this Annual Report on Form 10-K).

We reach our North American customers using approximately 150 direct sales personnel, independent food brokers and specialized distributors. Independent brokers supplement the direct sales force in the food class of trade by providing more effective coverage at the store level. Our North American sales force makes sales presentations at the headquarters or home offices of our customers, where applicable, as well as to individual retail outlets. They focus their efforts on selling our products, providing services to our customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays and coordinating cooperative advertising participation.

For our International customers, we use primarily in-country distributors who purchase the product from us and resell to the ultimate customer.

We use three third-party distribution centers in the U.S. to ship the majority of our products to customers. These distribution centers are geographically located to maximize our ability to service our customers. We operate our own distribution center in Canada, which distributes all of our product in that country. The majority of our other International business is an export business, which is distributed from our U.S. locations.

Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indication of future sales volume.

H.	Research and Development

Our research and development group operates primarily out of our leased technical center in Allendale, New Jersey as well as our manufacturing facilities in Dover, Delaware. The primary focus of our research and development group is to design and develop new and improved products that address our consumers’ wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses. As of December 25, 2004, approximately 80 employees were engaged in our research and development programs. In addition, we augment our research and development workforce by contracting with content experts in various fields of science and engineering. Our research and development expenses, included in SG&A, were $16.9 million in fiscal 2004, $16.3 million in fiscal 2003 and $15.2 million in fiscal 2002.

I.	Regulation

Government regulation has not materially restricted or impeded our operations. Certain of our products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. We are also subject to regulation by the Federal Trade Commission with respect to the content of our advertising, our trade practices and other matters. We are subject to regulation by the United States Food and Drug Administration in connection with our manufacture and sale of tampons, certain sun care products and antibacterial wipes.

J.	Trademarks and Patents

We own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: BABY MAGIC®, BANANA BOAT®, BEYOND®, BIG SIPSTER®, DIAPER GENIE®, DROP-INS®, FIRST SIPSTER®, GENTLE GLIDE®, GET ON THE BOAT®, GRIPSTER®, HANDSAVER®, HEAT THERAPY®, INSULATOR®, INSULATOR SPORT®, LIPPOPS®, MADE STRONG TO LAST LONG®, MAKES GETTING CLEAN ALMOST AS MUCH FUN AS GETTING DIRTY®, MOST LIKE MOTHER®, MR. BUBBLE®, NATURAL ACTION®, NATURALATCH™, NATURALSHAPE™, NOBODY BABIES YOUR BABY BETTER®, OGILVIE®, PORTABLES®, QUICKSTRAW®, QUIK BLOK®, SAFE’N SURE®, SILK GLIDE®, SIPEASE®, SLIMFITS®, SO COMFORTABLE YOU CAN’T EVEN FEEL THEM®, SOFT COMFORT®, SUNTANICALS®, TWISTAWAY®, VENTAIRE®, WE GLOVE YOUR HANDS® and WET ONES®.

In addition, we also own royalty-free licenses in perpetuity to the PLAYTEX® and LIVING® trademarks in the United States, Canada and many foreign jurisdictions related to certain of our feminine hygiene, baby care and other products, but excluding certain apparel related products.

We also own and license various United States, Canadian and foreign patents, and have filed numerous patent applications in these jurisdictions, related to certain of our products and their method of manufacture. Our patent rights expire at varying times and include, but are not limited to: cardboard and plastic applicators for tampons, special over-wrap for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulation, and various containers for liquid and moist wipes products.

K.	Raw Materials and Suppliers

The principal raw materials used in the manufacture of our products are synthetic fibers, resin-based plastics, certain chemicals and certain natural materials, all of which are normally readily available. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no shortage of any material is currently anticipated. Increases in raw material prices could have a significant impact on our results.

Approximately 50% of the products we sell are produced by contract manufacturers. We own and maintain molds and other assets at some of these outside manufacturing locations. We have had strong and long-term relationships with many of our key suppliers.

L.	Employees

Our worldwide workforce consisted of approximately 1,500 employees as of December 25, 2004, of whom approximately 160 were located outside the United States, primarily in Canada. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future. None of our United States facilities had union representation at December 25, 2004.

In February 2005, we announced a realignment of our business to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. As a result, we anticipate there will be a reduction of more than 300 positions by the end of 2005, or approximately 20% of the workforce. The reduction will be obtained through a combination of attrition, early retirement and layoffs.

M.	Environmental

We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for fiscal 2005.

N.	Availability of Reports and Other Information

Our web site is www.playtexproductsinc.com. On this web site, the public can access our annual, quarterly, and current reports, changes in the stock ownership of our Directors and Executive Officers, and other documents filed with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the filing date. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. Additionally, you can call our Investor Relations Department at (203) 341-4017 or via email at investorrelations@playtex.com to request a copy of any of our reports filed with the SEC. Our chief executive and chief financial officers have furnished the Sections 302 and 906 certifications required by the SEC in our Annual Report on Form 10-K. In addition, our chief executive and chief financial officer has certified to the New York Stock Exchange (“NYSE”) that they are not aware of any violation by us of NYSE corporate governance listing standards.

In addition, on our web site under the section entitled, “Investor Relations — Corporate Governance,” we post copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee,

Executive Committee, Corporate Governance Committee, Purchaser Nominating Committee and Non-Purchaser Nominating Committee, (iii) Code of Business Conduct and Ethics, and (iv) Procedures For Investigating Employee Complaints Regarding Accounting Matters.

O.	Forward-Looking Statement

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

• consumer demands and preferences,
• new product introductions, promotional
    activity and pricing adjustments by
    competitors,
• the loss or bankruptcy of a significant
    customer,
• capacity limitations,
• the difficulties of integrating acquisitions,
• raw material and manufacturing costs,
• adverse publicity and product liability claims,
• impact of weather conditions, especially on
    Sun Care product sales,
• our level of debt and related restrictions and limitations,
• interest rate and exchange rate fluctuations,
• future cash flows,
• dependence on key employees, and
• impact of unforeseen events, such as war or
    terrorist attacks, on economic conditions
and consumer confidence.

You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. Some of the more significant factors noted above are described in more detail in the section titled “Risk Factors” included below.

P.	Risk Factors

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

The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer-packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected, which may also result in the impairment of certain tangible and or intangible assets.

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

A few of our customers are material to our business and operations. In fiscal 2004, Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 28% and 11%, respectively, of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 11% of our total consolidated net sales in fiscal 2004. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

Our initiatives to reduce costs may not materialize.

We initiated our operational restructuring program in late 2003 to increase effectiveness and reduce costs. In February 2005, we announced the second phase of this realignment, which will reduce headcount and operational complexity. There is no assurance that we will achieve the expected cost savings or that these programs will be completed within the initially anticipated time frame.

Possible acquisitions are subject to risks and may not be successful.

We may consider the acquisition of other companies engaged in the manufacture and sale of consumer products. At any given time, we may be in various stages of looking at these opportunities. Acquisitions are subject to the negotiation of definitive agreements and to other matters typical in acquisition transactions. There can be no assurance that we will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements relating to them. Even if definitive agreements are entered into, we cannot assure you that any future acquisition will be completed or that anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Future acquisitions by us could result in the incurrence of additional debt and contingent liabilities, which may have a negative effect on our operating results.

By virtue of its significant stock position and other rights, Haas Wheat will be able to significantly influence our company and its interests may conflict with yours.

Haas Wheat & Partners, L.P. (“Haas Wheat”) and its affiliates together hold approximately 28% of the outstanding shares of our common stock. Until June 6, 2005, our by-laws provide that a committee consisting of directors affiliated with Haas Wheat has the right to nominate a number of persons for election as directors of our company equal to a simple majority of our board of directors. By virtue of its voting power and these by-law provisions, Haas Wheat will be able to significantly influence the Company. In particular, circumstances may occur in which the interests of Haas Wheat could be in conflict with your interests.

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent, trademark or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot assure you that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer or rebrand certain products or packaging, any of which could affect our business, financial condition and results of operations. If we are required to seek licenses under patents, trademarks or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition and results of operations.

We have substantial debt, which could impair our financial condition.

Our indebtedness at December 25, 2004 consisted of $800.0 million in Notes. As more fully described in Note 6 to our consolidated financial statements in this Annual Report on Form 10-K, we are highly leveraged. However, other than interest payment obligations, we do not have required debt service obligations for our Notes until 2011.

The degree to which we are leveraged could have important consequences to us, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•	a significant portion of our cash from operations must be dedicated to the payment of interest on our debt, which reduces the funds available to us for our operations;
•	our vulnerability in a period of significant economic downturn; and
•	limitation on our ability to withstand significant and sustained competitive pressures.

The terms of our credit facility and our indentures may limit certain activities.

Our credit facility and the indentures governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including among other things our ability to:

•	incur additional debt and contingent obligations;
•	pay dividends and make restricted payments;
•	make investments, loans and acquisitions;
•	create liens;
•	make payments on certain debt and modifications to certain debt;
•	sell assets and subsidiary stock;

•	enter into transactions with affiliates, and;
•	enter into certain mergers, consolidations and transfers of all or substantially all of our assets.

A failure to comply with the restrictions contained in our credit facility could lead to an event of default, which could result in an acceleration of any indebtedness outstanding under our credit facility and could cause a cross-default of our indentures. A failure to comply with the restrictions in our indentures could result in an event of default under our indentures and could cause a cross-default of our credit facility. We cannot assure you that our future operating results will be sufficient to enable us to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Item 2.	Properties

Our principal executive office is located in Westport, Connecticut and is occupied pursuant to a lease which expires in 2011 with a five year option to renew. Our principal U.S. manufacturing facilities are located in Dover, Delaware and Sidney and Streetsboro, Ohio. We maintain a research and development facility in Allendale, New Jersey under a lease which expires in 2013. We operate two facilities in Canada. We own our Arnprior, Ontario facility, which is primarily a warehouse and assembly operation, and we lease the Mississauga, Ontario facility, which is a warehouse and office site. This lease expires in 2006. In fiscal 2004, our average utilization rate of manufacturing capacity was an estimated 60%.

The following table lists our principal owned and leased properties as of March 1, 2005.

Owned	Number of Facilities	Estimated Square Footage
Dover, DE	3	710,000
Streetsboro, OH	1	189,700
Arnprior, Canada	1	91,800
Sidney, OH	1	54,400

Leased
Dover, DE	3	108,900
Sidney, OH	2	216,800
Mississauga, Canada	1	72,800
Westport, CT	1	59,100
Allendale, NJ	1	43,500
Guaynabo, PR	1	15,700
Orlando, FL	1	10,400

In addition, we also lease regional sales offices throughout the U.S.

Item 3.	Legal Proceedings

Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome (“TSS”), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. As of the end of February 2005, there was one pending claim. Additional claims, however, may be asserted in the future.

We are a defendant in various other legal proceedings, claims and investigations that arise in the normal course of business. In our opinion, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A.	Our Executive Officers

Listed below are our executive officers as of March 1, 2005 and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company.

Name	Age	Position
Neil P. DeFeo	58	President, Chief Executive Officer and Director
Kris J. Kelley	45	Executive Vice President and Chief Financial Officer
Perry R. Beadon	54	Senior Vice President, Global Sales
James S. Cook	53	Senior Vice President, Operations
Paul A. Siracusa, Ph.D.	48	Senior Vice President, Research and Development
Gretchen R. Crist	37	Vice President, Human Resources
Vincent S. Viviani	52	Vice President, Quality Systems
Paul E. Yestrumskas	53	Vice President, General Counsel and Secretary

Neil P. DeFeo has been President, Chief Executive Officer and a Director since October 2004. Prior to joining the Company, Mr. DeFeo served as President and Chief Executive Officer of Remington Products Company, L.L.C. (“Remington”), a consumer products company, and as Chairman of the Board of Remington from 2001 to September 30, 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of The Clorox Company, and from 1968 to 1993 he held positions of increasing responsibility at Procter & Gamble. Presently he serves as a director of American Woodmark Corporation (AMWD), The Rayovac Corporation (ROV) and several privately held companies.

Kris J. Kelley has been Executive Vice President and Chief Financial Officer since December 2004 and was Senior Vice President Finance since joining the Company in October 2004. Mr. Kelley was Vice President of Finance and Controller at Remington from 1997 to 2004. Prior to that Mr. Kelley held various positions in financial management at Uniroyal Chemical Company, Kendall International, Inc. and the Henley Group.

Perry R. Beadon has been Senior Vice President, Global Sales since 2005. Prior to joining us in January 2005, Mr. Beadon was Senior Vice President, Sales — North America with Remington from 1998 to 2004. From 1992 to 1998, he was President of Remington, Canada and from 1987 to 1992, he was Director of Canadian Sales. Prior to that, Mr. Beadon held various marketing and merchandising positions with several specialty retail chains.

James S. Cook has been Senior Vice President, Operations since 1991. From 1990 to 1991, he was our Vice President of Dover Operations. From 1988 to 1990, he was our Vice President of Distribution, Logistics & Management Information Systems. Prior to that, Mr. Cook held various senior level positions in manufacturing and distribution with the Company and with Procter & Gamble Co.

Paul A. Siracusa, Ph.D. has been Senior Vice President, Research and Development since 2000. From 1997 to 2000, he was Senior Vice President Research and Development for Reckitt & Colman (“R&C”), a consumer products company. From 1995 to 1997, he was Divisional Vice President of Research & Development, North America for R&C. Prior to that, he held various research and development positions with Lehn & Fink Group of Sterling Drug, Henkel Corporation, International Flavors and Fragrances, and Union Carbide Corporation.

Gretchen R. Crist has been Vice President of Human Resources for the Company since 2005. From 2003 to 2004, she was our Director of Human Resources. Prior to that, from 2000 to 2003, Ms. Crist was Vice President of Human Resources at The New Power Company. From 1996 to 2000 she was the Director of Human Resources at Playtex Products, Inc. Prior to that she held various positions within Human Resources at Philip Morris Companies, Inc., Nestle Waters North America and Kraft General Foods Corporation.

Vincent S. Viviani has been Vice President of Quality Systems since 1998. Mr. Viviani was Director of Canadian & External Manufacturing for R&C from 1994 to 1998 and held the same position for Eastman Kodak’s L&F Products subsidiary from 1988 to 1994. Prior to that, he held various manufacturing and distribution positions at Revlon.

Paul E. Yestrumskas has been Vice President, General Counsel and Secretary since 1995. Prior to joining us, Mr. Yestrumskas was Senior Counsel of Rhone–Poulenc, Inc. from 1991 to 1995. Prior to 1991, Mr. Yestrumskas held various positions in legal and government relations at Timex, Hubbell, Inc. and General Motors.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “PYX”. No cash dividends have ever been paid on our stock. Because we are restricted in our ability to pay dividends by the terms of our debt agreements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 6 to our consolidated financial statements in this Annual Report on Form 10-K), we do not expect to pay any dividends in the foreseeable future.

The following table lists the high and low sale price per share of our stock during fiscal 2004 and fiscal 2003 as reported by the New York Stock Exchange — Composite Transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
High	$8.69	$7.85	$7.95	$7.80
Low	$6.02	$6.32	$6.05	$5.47
Fiscal 2003
High	$9.90	$8.93	$7.15	$7.95
Low	$7.51	$5.55	$5.82	$5.81

We have two classes of authorized stock:

•	Common Stock, par value $.01 per share 226 holders of record, authorized 100,000,000 shares, issued and outstanding 61,216,723 shares at March 1, 2005, and
•	Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 1, 2005.

Item 6.	Selected Financial Data

The following selected financial data are extracted from our Consolidated Financial Statements and should be read in conjunction with our audited consolidated financial statements and notes, included in Item 8 of this Annual Report on Form 10-K presented on pages F-4 through F-37.

(In thousands)	Year Ended(1)
	December 25, 2004		December 27, 2003		December 28, 2002		December 29, 2001		December 30, 2000
Statements of Income Data:
Net sales	$666,896		$643,874		$703,617		$708,763		$718,368
Gross profit	343,739		326,573		375,184		374,956		383,385
Operating income	131,143	(2)	85,834	(3)	141,507	(4)	133,991		147,937
Interest expense, net	69,561		55,038		59,543		75,861		84,884
Net income	$55,507	(5)	$18,232		$48,904	(5)(6)	$11,545	(5)	$35,544
Net earnings per share — diluted	$0.91		$0.30		$0.79		$0.19		$0.58
Weighted average shares — diluted	61,225		61,227		63,948		61,115		62,585
Cash Flow and Related Data:
Net cash provided by operations	$72,729		$47,159		$77,797		$127,394		$78,726
Capital expenditures	13,871		18,564		16,445		19,550		22,724
Depreciation	14,768		14,102		14,011		13,140		11,547
Amortization of intangibles	$1,293		$903		$928	(7)	$22,060		$22,350
Balance Sheet Data (at period end):
Cash and cash equivalents	$137,766		$27,453		$31,605		$34,006		$10,282
Working capital(8)	61,974		86,497		83,321		73,774		63,951
Total assets	1,091,390		993,298		1,078,187		1,105,172		1,139,384
Total long-term debt, excluding due to related party	800,000		793,250		827,750		888,800		931,563
Stockholders’ equity (deficit)	$83,935		$27,788		$5,533		$(44,570)		$(56,063)

(1)	Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every five or six years. Fiscal 2000 was a fifty-three week year. All other years presented are fifty-two week years.

(2)	Includes net restructuring charges of $10.0 million and $3.5 million of restructuring related costs included in SG&A, as a result of our operational restructuring initiated in December 2003 and our recently announced strategic realignment (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K). Includes an intangible asset impairment charge of $16.4 million related to the write-down of certain trademarks due to a change in the competitive environment for Baby Magic and a declining liquid breath fresheners category coupled with a strategy shift in our non-core Binaca brand. Also includes a gain on the sale of our Woolite rug and upholstery brand assets of $56.5 million.

(3)	Includes a restructuring charge of $3.9 million, and $0.7 million of other related expenses included in SG&A, as a result of our operational restructuring announced in December 2003 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

(4)	Includes an aggregate restructuring and asset impairment charge of $7.6 million as a result of the closing of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

(5)	Includes, in 2004, a write off of unamortized deferred financing fees of $6.7 million associated with the February 2004 refinancing and termination of our then outstanding bank indebtedness and receivables facility. In addition, this includes a net gain related to the repurchase on the open market of $10.0 million principal amount of our 9-3/8% Notes, resulting in a gain of approximately $0.5 million, which was offset in part by approximately $0.2 million write-off of unamoritzed deferred financing fees. In 2002, we recorded a write-off of unamortized deferred financing fees of $5.9 million related to the retirement of our then outstanding indebtedness. In 2001, we recorded a write-off of $32.2 million of fees and other costs associated with the retirement of our then outstanding indebtedness.

(6)	Includes a charge for the cumulative effect of accounting change of $12.4 million, net of income tax benefit of $7.1 million, as a result of our implementation of SFAS No. 142 “Goodwill and Other Intangible Assets” (see Note 1 to our consolidated financial statements in this Annual Report on Form 10-K). More than offsetting this charge is a tax benefit of $14.3 million recorded as a result of new tax regulation associated with loss disallowance rules (see Note 10 to our consolidated financial statements in this Annual Report on Form 10-K).

(7)	Amortization of intangible assets with indefinite lives was discontinued as a result of our implementation of SFAS No. 142 (see Note 1 to our consolidated financial statements in this Annual Report on Form 10-K).

(8)	Defined as current assets (excluding cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. For the year ended December 25, 2004, we generated approximately 98% of our sales from products in the number one or number two market share position in the United States. Our lines of business include Infant Care, Feminine Care, Sun Care and Household and Personal Grooming products.

In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring that began in late 2003. Some of the specific realignment initiatives include: consolidation of the U.S./International divisional structure in favor of a product category structure, realignment of the sales and marketing organizations and related support functions, rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia and a reduction in the corporate headquarters office space. We estimate that annual savings related to this phase will be between $22 and $24 million, which will be fully realized in 2006. We expect net savings from the actions to be between $4 and $8 million in 2005.

We estimate that charges related to the realignment are expected to total between $17 and $19 million by the end of 2005. Of this amount, we recorded $10.2 million of restructuring costs and $0.4 million of other related costs (in SG&A) in the fourth quarter of 2004 related primarily to severance costs under our existing severance policy. Management estimates that: cost for and related to severance for employee terminations and a voluntary early retirement program will be in the range of $13 to $14 million; costs for contract termination will be in the range of $2 to $3 million; and other related expenses will be approximately $1 to $2 million. We estimate that cash payments associated with this realignment will total between $15 and $17 million and will occur during 2005 and into 2006 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

In the fourth quarter of 2004, we concluded that an asset impairment charge was required due to the impact of increased competition in baby toiletries and the impact of a change in strategic focus and the decline in the liquid breath freshener category for our Binaca brand. This non-cash charge of $16.4 million was required to write down the value of our Baby Magic and Binaca trademarks (see Note 1 to our consolidated financial statements in this Annual Report on Form 10-K).

On November 2, 2004, we completed the sale of the assets of our Woolite rug and upholstery brand to Bissell Homecare, Inc. (see Note 8 to our consolidated financial statements in this Annual Report on Form 10-K). This transaction resulted in a gain of $56.5 million on net proceeds of $59.9 million. Woolite accounted for approximately 4% of consolidated net sales in fiscal 2004 compared to 5% in fiscal 2003 and 4% in fiscal 2002. Our 2004 results include the impact of Woolite sales and operating income through November 2, 2004.

In October 2004, a new management team took over the leadership at Playtex. Mr. Neil P. DeFeo was named President and Chief Executive Officer. Mr. Kris J. Kelley joined Playtex as Senior Vice President Finance and in December 2004 was named Executive Vice President and Chief Financial Officer. The new management team has worked extensively to understand our brands and our operations.

In February 2004, we refinanced our then outstanding senior indebtedness. The new financing provides improved liquidity and eliminates financial maintenance covenants and near term principal amortization that were part of our prior credit facility. Since our new debt is predominately long-term bonds, an effort to reduce debt requires us to repurchase bonds on the open market, in privately negotiated transactions or otherwise from time to time. While our intent is to utilize a portion of excess cash to repurchase bonds in the future, such actions will depend on bond availability and premium levels and are subject to certain limitations and conditions contained in our credit facility.

Fiscal 2003 includes $3.9 million in restructuring costs, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program, related to the first phase of our operational restructuring announced in 2003. This is compared with the fiscal 2002 restructuring charge of $3.4 million and an associated asset impairment charge of $4.2 million related to the closure of our Watervliet, New York plastic molding facility (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

As part of a review of the classification of certain expenses, in the second quarter of 2004, we reclassified cash discount expense as a reduction of revenue. Previously, this expense was included in SG&A. This reclassification amounted to $13.8 million in fiscal 2003 and $15.5 million in fiscal 2002. While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Results of Operations

The following table sets forth our Consolidated Statements of Income, including net sales by major product lines, as well as our consolidated results of operations expressed as a percentage of net sales for the years ended December 25, 2004, December 27, 2003 and December 28, 2002. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Annual Report on Form 10-K.

($ in thousands)	Year Ended
	December 25, 2004		December 27, 2003		December 28, 2002
	$	%	$	%	$	%
Net Sales:
Infant Care	$260,534	39.1	$254,847	39.6	$266,774	37.9
Feminine Care	227,057	34.0	213,326	33.1	250,816	35.6
Sun Care	111,834	16.8	98,224	15.3	100,415	14.3
Household and Personal Grooming	41,958	6.3	46,559	7.2	56,545	8.1
	641,383	96.2	612,956	95.2	674,550	95.9
Woolite	25,513	3.8	30,918	4.8	29,067	4.1
	666,896	100.0	643,874	100.0	703,617	100.0
Cost of sales	323,157	48.5	317,301	49.3	328,433	46.7
Gross profit	343,739	51.5	326,573	50.7	375,184	53.3
Operating expenses:
Selling, general and administrative	241,428	36.2	235,963	36.7	225,150	32.0
Restructuring, net	9,969	1.5	3,873	0.6	3,377	0.5
Loss on impairment of assets	16,449	2.5	—	—	4,222	0.6
Amortization of intangibles	1,293	0.2	903	0.1	928	0.1
Total operating expenses	269,139	40.4	240,739	37.4	233,677	33.2
Gain on sale of assets	56,543	8.6	—	—	—	—
Operating income	131,143	19.7	85,834	13.3	141,507	20.1
Interest expense	69,561	10.4	55,038	8.5	59,543	8.5
Expenses related to retirement of debt, net	6,432	1.0	—	—	5,882	0.8
Other expenses	353	0.1	1,975	0.3	2,653	0.4
Income before income taxes and cumulative effect of accounting change	54,797	8.2	28,821	4.5	73,429	10.4
Provision (benefit) for income taxes	(710)	(0.1)	10,589	1.7	12,102	1.7
Income before cumulative effect of accounting change	55,507	8.3	18,232	2.8	61,327	8.7
Cumulative effect of accounting change, net of $7,141 tax benefit	—	—	—	—	(12,423)	(1.8)
Net income	$55,507	8.3	$18,232	2.8	$48,904	6.9

Year Ended December 25, 2004 Compared To Year Ended December 27, 2003

Net Sales — Our consolidated net sales increased $23.0 million, or 4%, to $666.9 million in 2004.

Net sales of Infant Care products increased $5.7 million, or 2%, to $260.5 million in 2004 due to higher shipment volume versus the comparable period, primarily due to Wet Ones hand and face towelettes and disposable and reusable bottles. The gains in these areas were partially offset by lower shipments in cups as competitive activity continues in this category.

Net sales of Feminine Care products increased $13.7 million, or 6%, to $227.1 million in 2004. This increase is due primarily to higher shipment volume driven by the launch of Beyond, our new cardboard applicator tampon, in the first quarter of 2004 and stabilization of our overall tampon market share. Our tampon market share has been relatively flat since the fourth quarter of 2003.

Net sales of Sun Care products increased $13.6 million, or 14%, to $111.8 million in 2004. The increase in net sales is due primarily to higher shipment volume related to improved weather versus the prior year. In 2003, poor weather conditions resulted in decreased consumption. We continue to shift product shipments closer to consumption. As a result, 2004 was positively impacted by the shift of approximately $3 million of shipments from the fourth quarter of 2003 into the first quarter of 2004. This was a continuation of a trend noted in 2003.

Net sales of Household and Personal Grooming products decreased $4.6 million, or 10%, to $42.0 million in 2004. This decrease was due to lower shipment volumes in our Personal Grooming categories, which was a continuation of a declining category trend, and lower glove shipments due to competitive activity.

Net sales of Woolite decreased $5.4 million, or 17%, to $25.5 million in 2004, primarily as a result of our sale of the assets of the Woolite rug and upholstery brand to Bissell Homecare, Inc. on November 2, 2004.

Gross Profit — Our consolidated gross profit increased $17.2 million, or 5%, to $343.7 million in 2004. As a percent of net sales, gross profit increased 0.8 percentage points to 51.5% in 2004 versus 2003. The increase in gross profit was due primarily to the increase in net sales, which accounted for approximately $12 million. The increase in gross profit as a percent of net sales was due primarily to improved product costs due, in part, to the first phase of our operational restructuring efforts announced in 2003.

Operating Income — Our consolidated operating income increased $45.3 million, or 53%, to $131.1 million in fiscal 2004. This increase was driven by a gain on the sale of Woolite assets of $56.5 million partially offset by a loss on asset impairment of $16.4 million and net restructuring charges of $10.0 million. In fiscal 2003, operating income was negatively impacted by a restructuring charge of $3.9 million. Exclusive of these items, consolidated operating income increased $11.3 million or 13% as compared to fiscal 2003. This increase was due to higher gross profit of $17.2 million driven by higher net sales partially offset by higher SG&A of $5.5 million as compared to fiscal 2003.

The increase in SG&A of $5.5 million as compared to fiscal 2003 was driven by $3.5 million of consulting and restructuring related costs as a result of our realignment initiatives, $2.2 million of costs associated with implementation of the internal control requirements of the Sarbanes-Oxley Act of 2002 and higher advertising and promotional expenses of $2.1 million. Included in SG&A for fiscal 2003 were $3.8 million of tampon litigation costs, which were reduced to $0.4 million in fiscal 2004. Operating income in 2003 was also positively impacted by $1.7 million of out-of-period adjustments related primarily to a reduction of our estimate for advertising and promotional costs.

Amortization of intangibles increased by $0.4 million as compared to fiscal 2003 due primarily to the commencement of amortization of the non-compete agreement for the former CEO in the fourth quarter of 2004.

Interest Expense — Our consolidated interest expense increased $14.5 million to $69.6 million in 2004. The increase in interest expense is the result of higher interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004. The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt. In 2004, our weighted average interest rate for all debt was 8.27% for the year ended December 25, 2004, up 1.78 percentage points versus the prior year. Our average debt balances decreased by $1.4 million in 2004 versus 2003.

Expenses Related to Retirement of Debt — On February 19, 2004, we refinanced our then outstanding credit facility and terminated our receivables facility. We wrote off approximately $6.6 million in unamortized deferred financing costs relating to our then outstanding Term C Loan, revolver, credit agreement and related amendments and $0.1 million of an unamortized fee paid to originate the receivables facility in 2001. In addition, we recorded a net gain of $0.3 million, which included a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of the $10.0 million principal of our 9-3/8% Notes (see Notes 6 and 7 to our consolidated financial statements in this Annual Report on Form 10-K).

Other Expenses — Our consolidated other expenses were primarily the costs associated with our receivables facility. Since this facility was terminated as a result of our refinancing, costs associated with this facility decreased for fiscal 2004, versus the prior year, by $1.6 million.

Provision (Benefit) for Income Taxes — Our consolidated income tax benefit was $0.7 million for fiscal 2004 compared to $10.6 million of consolidated income tax expense in fiscal 2003. Included in 2004 was a $17.8 million income tax benefit resulting from the reversal of a previously established valuation allowance on a capital loss carryforward. We had established a valuation allowance because we did not believe that we would utilize this capital loss carryforward before its expiration in December 2004. However, as a result of the gain generated by the sale of certain Woolite assets, we were able to utilize a portion of this capital loss carryforward resulting in a reversal of the valuation allowance noted. In addition, we recorded an income tax benefit of $2.8 million in 2004 as a result of the favorable outcome of certain tax audits. Exclusive of these two income tax benefits, our effective tax rate would have been 36.3% compared to 36.7% in fiscal 2003.

Year Ended December 27, 2003 Compared To Year Ended December 28, 2002

Net Sales — Our consolidated net sales decreased $59.7 million, or 8%, to $643.9 in 2003.

Net sales of Infant Care products decreased $11.9 million, or 4%, to $254.8 million in 2003. This decrease was due primarily to lower shipments in our non-core baby wipes business and in Baby Toiletries (approximately $11.3 million) and, to a lesser extent, mix of products sold. Our U.S. dollar market share across our core Infant Care categories, including Baby Toiletries, had been declining since the end of 2002. Baby Magic toiletries was impacted by competitive activity resulting in its continued market share decline through 2003. In Wet Ones, our U.S. dollar market share increased over seven percentage points in 2003. The Diaper Genie brand remained the U.S. market leader in overall dollar market share in 2003.

Net sales of Feminine Care products decreased $37.5 million, or 15%, to $213.3 million in 2003. This decrease is related primarily to lower shipment volume. Our U.S. dollar market share in tampons decreased 3.0 percentage points in 2003 versus 2002. This decline in our net sales and our dollar market share reflects the impact of extensive competitive spending in the tampon category behind the launch of a new competitive entry in the plastic applicator segment at the end of 2002. This product launch was aimed directly at our plastic applicator tampon product and negatively impacted our shipments and market share in 2003. In addition, our promotional activities in 2002 led to a build up of inventories of our product at retailers that negatively impacted our shipments in 2003 when the product was sold through to our consumers. Our shipment patterns for the second half of 2003 and throughout 2004 were more closely aligned with consumer purchases from the retailer for this period. We introduced improved products, which reached retail shelves in the second quarter of 2003. We defended our business aggressively with advertising and promotional spending as well as product enhancements and new product offerings.

Net sales of Sun Care products decreased $2.2 million, or 2%, to $98.2 million in 2003. This decrease in net sales was due primarily to lower shipment volumes caused by unfavorable weather patterns in the U.S. in the 2003 sun care season. This was partially offset by a shift in shipments from the fourth quarter of 2002 to the first quarter of 2003. The sun care category was negatively impacted by unfavorable weather patterns early in the 2003 sun care season with the U.S. category off by 5% versus the prior year, the first category decline since our acquisition of Banana Boat. As part of our initiative to reduce the impact of seasonal returns, which are typically higher in years when the weather is unfavorable, we more closely monitored customer shipments throughout the season by reviewing their inventory levels and consumption trends. This proactive process resulted in a reduced level of product returns despite the unfavorable weather impact on consumption.

Net sales of Household and Personal Grooming products declined $10.0 million, or 18%, to $46.6 million in 2003. This decrease is the result of lower unit shipments in Ogilvie and Binaca, despite U.S. market share gains in each product, as the at-home permanent and liquid breath freshener categories continue to decline. In Gloves, our U.S. dollar market share continued to decline in 2003 versus the comparable period in 2002. This decline was due to a continuation of competitive activities and higher growth in the disposable glove segment of the category. While we offer a disposable glove product, we have a greater market share of the reusable glove segment.

Net sales of Woolite rug and upholstery products increased $1.9 million, or 6%, to $30.9 million in 2003 due to the success of the Woolite Oxy Deep product, which was launched in 2002.

Gross Profit — Our consolidated gross profit decreased $48.6 million to $326.6 million in 2003. As a percent of net sales, gross profit decreased 2.6 percentage points, to 50.7% in 2003. The decrease in gross profit and gross profit as a percent of net sales was due primarily to the decrease in net sales, which accounted for approximately $30 million, and to a lesser extent the mix of products sold.

Operating Income — Our consolidated operating income decreased $55.7 million in fiscal 2003 as compared to fiscal 2002. This decrease was due primarily to lower gross profit of $48.6 million driven by lower net sales. In addition, SG&A increased $10.8 million in fiscal 2003 versus fiscal 2002. Operating income in 2003 included a restructuring charge of $3.9 million related to the first phase of our operational restructuring announced in December 2003. As a result of closing our Watervliet, New York plastic molding facility, operating income in fiscal 2002 was negatively impacted by a $3.4 million restructuring charge and a $4.2 million asset impairment charge.

The increase in SG&A of $10.8 million in fiscal 2003 as compared to fiscal 2002 was driven by $3.8 million of tampon litigation costs incurred in the defense of our tampon business, higher advertising and promotional expenses of $2.0 million due, in part, to our tampon defense and $2.3 million of costs associated with our search for a potential acquirer.

Interest Expense — Our consolidated interest expense decreased $4.5 million, or 8%, to $55.0 million in 2003. The decrease in interest expense was due to the combined impact of lower average debt balances and lower interest rates when compared to the prior year. Our average debt decreased $44.8 million, or 5%, in 2003. Additionally, our weighted average variable interest rate in 2003 was 4.25% compared to 4.50% in 2002.

Expenses Related to Retirement of Debt — On May 29, 2002, we amended our then outstanding credit facility and issued a $450.0 million Term C Loan and, together with $21.8 million of cash, we repaid in full our obligations under our then outstanding Term A Loan and Term B Loan, which collectively totaled $471.8 million. During the second quarter ended June 29, 2002, we wrote-off $5.9 million of unamortized deferred financing costs relating to our Term A Loan and Term B Loan.

Other Expenses — Our consolidated other expenses decreased $0.7 million, or 26%, to $2.0 million in 2003. The amount charged to other expenses primarily represents the fees to the third party on the sale of receivables and the amortization of deferred fees associated with the formation of the receivables facility (see Note 7 to our consolidated financial statements in this Annual Report on Form 10-K). Since this cost is based, in part, on short-term interest rates, it declined in comparison to 2002 as interest rates declined.

Provision for Income Taxes — Our consolidated income taxes decreased $1.5 million, or 13%, to $10.6 million in 2003. As a percent of pretax income, our effective tax rate increased 20.2 percentage points to 36.7% of income before income taxes and cumulative effect of change in accounting principle. Included in the 2003 effective tax rate is a benefit of approximately $0.5 million related to the reversal of tax reserves associated with tax years where the statute of limitations for assessment had expired. Absent this benefit, the 2003 effective tax rate would have been approximately 38.2%. This is compared to 2002, during which we recorded a tax benefit of $14.3 million due to new regulations issued by the U.S. Treasury on March 7, 2002 (see Note 10 to our consolidated financial statements in this Annual Report on Form 10-K). The new regulations permitted us to partially utilize a previously disallowed capital loss on the sale of Playtex Beauty Care, Inc., which we sold during fiscal 1999. The remaining tax benefit associated with the sale of Playtex Beauty Care, Inc. of $34.8 million had been fully reserved by a valuation allowance, as we did not expect to realize it. Subsequently, we utilized a portion of the capital loss carryforward to offset a capital gain on the sale of the Woolite brand assets in late 2004. The remaining portion of the Playtex Beauty Care, Inc. capital loss carryforward expired at the end of 2004. Another benefit, recognized in 2002, was the reversal of tax reserves associated with the favorable settlement of a foreign tax audit in Canada. Excluding the benefit of the previously disallowed capital loss and the benefit related to the foreign tax audit settlement, our effective tax rate in 2002 would have been approximately 39.1%.

Cumulative Effect of Accounting Change — We adopted, on December 30, 2001, Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of the adoption of SFAS No. 142, we ceased the amortization of: (a) all of our remaining goodwill balance and (b) trademarks that were determined to have indefinite lives. In connection with the new requirements set forth in SFAS No. 142, we performed impairment tests on our indefinite-lived intangible assets based on a fair value concept. As a result of this testing, we recorded an after tax impairment in trademarks for certain non-core businesses of $12.4 million as a cumulative effect of accounting change in the first quarter of 2002. The trademark impairment from this initial implementation was directly attributable to the different approach in evaluating impairment upon adoption of SFAS No. 142 (discounted cash flow method) as compared to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (undiscounted cash flow coverage of carrying value). Consistent with the requirements of SFAS No. 142, an impairment resulting from the change in methodology was handled as a cumulative effect of accounting change (see Note 1 to our consolidated financial statements in this Annual Report on Form 10-K).

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 25, 2004, we had $137.8 million of cash and cash equivalents as compared to $27.5 million at December 27, 2003. This balance was positively impacted by the net proceeds from the sale of the Woolite brand assets on November 2, 2004 of $59.9 million. The remaining increase resulted from cash provided by operations. This cash will be used to finance the seasonal inventory build for the sun care season, to make scheduled bond interest payments and to finance investments in our core brands. In addition, we may repurchase long-term bonds in the open market from time to time depending on availability and premium rates in the marketplace and are subject to certain limitations and conditions contained in our credit facility. Subsequent to year-end, as of March 1, 2005, we have repurchased $22.8 million principal amount of our 8% Notes.

Cash Flows Analysis (in thousands)

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net cash provided by operations	$72,729	$47,159	$77,797
Net cash provided by (used for) investing activities	42,549	(18,564)	(17,420)
Net cash used for financing activities	(5,650)	(34,493)	(62,880)

Net Cash Provided by Operations — Our net cash provided by operations increased $25.5 million, to $72.7 million in fiscal 2004. The increase in net cash provided by operations was due primarily to improved cash flow from changes in working capital components.

For the year ended December 25, 2004, the working capital components impacted operating cash flow as follows:

•	Accounts receivable increased by $8.8 million as compared to fiscal year end 2003. However, this increase includes the fact that $21.0 million of receivables had been sold to a third party as part of the receivables facility at fiscal year-end 2003. This facility was terminated in 2004. Thus, all receivables returned to the balance sheet. Exclusive of the increase due to the termination of the receivables facility, accounts receivable declined year over year by $12.1 million due equally to the timing of shipments and an overall improvement in days sales outstanding.

•	Inventories decreased at December 25, 2004 as compared to December 27, 2003 by $5.3 million. This decrease was due to the impact of the first phase of our operational restructuring, which was initiated in December 2003. This initiative included improved supply chain processes targeted to reduce inventory investment.

•	Accrued expenses increased by $29.9 million at December 25, 2004 as compared to December 27, 2003. This increase included a number of items most notably, higher accrued interest of $7.0 million as the refinancing in early 2004 changed the timing of interest payments, higher accrued employee compensation and benefits of $7.7 million, higher accruals for restructuring costs of $7.9 million resulting from our realignment plan and higher advertising and sales promotion accruals of $3.7 million due primarily to the timing of programs and payments.

Net Cash Provided by Investing Activities — Our cash provided by investing activities of $42.5 million was primarily driven by the proceeds from the sale of our Woolite brand assets of $59.9 million. This was partially offset by capital expenditures to support new products, upgrade production equipment, invest in new technologies, and improve our facilities. Capital expenditures for 2005 are expected to be approximately $14 million. Additionally in 2004, we paid $3.5 million for intangible assets including $2.5 million to our former CEO as part of a non-compete agreement, which represents the initial payment. An additional $2.5 million will be paid over each of the next two years.

Net Cash Used for Financing Activities — Our cash used for financing activities of $5.7 million in 2004 represented net long-term debt borrowings of $16.8 million, the payment of fees of $12.9 million associated with our 2004 refinancing and payment of $9.5 million to repurchase $10.0 million principal of our 9-3/8% Notes on the open market. This increase in long-term borrowings was due, in part, to the termination of our off-balance sheet receivables facility, which brought $21.0 million of debt back on the balance sheet.

We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our revolver through fiscal 2009. However, we may not generate sufficient cash from operations to make either the $437.2 million scheduled principal payment on the 8% Notes, as adjusted for note repurchases subsequent to year-end, or the $340.0 million 9-3/8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

2004 Refinancing — As fully described in Notes 6 and 7 of our consolidated financial statements, on February 19, 2004, we refinanced our indebtedness under our then existing credit facility (the “2004 Refinancing Transaction”). This refinancing provided improved liquidity and eliminates financial maintenance covenants and near term principal amortization that were part of our prior credit facility. Proceeds from this refinancing transaction were used to repay our outstanding indebtedness under our existing credit agreement and to terminate the receivables facility.

The 2004 Refinancing Transaction consisted of:

•	$460.0 million principal amount of 8% Notes, and
•	a five-year $150.0 million variable rate credit facility (the “Credit Facility”), comprised of:
— a $7.5 million term loan, which we repaid and terminated in the third quarter of 2004, and
— a $142.5 million Revolving Credit Facility (the “Revolver”).

The availability under the Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the Credit Facility. As of December 25, 2004, our availability under the Revolver, based on our borrowing base calculation, is $70.2 million, as reduced for our outstanding letters of credit, as defined in the Credit Facility.

The rates of interest we have paid in the past, and will continue to pay in the future, on our variable rate debt are, at our option, a function of various alternative short term borrowing rates, such as the prime rate or the London Inter-Bank Offer Rate (“LIBOR”). As a result of the 2004 Refinancing Transaction, we incurred an estimated $12.9 million in fees and expenses, which have been deferred and are being amortized over the term of the 8% Notes and the Credit Facility. Additionally, on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9-3/8% Notes at a discount. In conjunction with this refinancing, we wrote off approximately $6.9 million in unamortized fees associated with the refinanced debt.

As a result of the 2004 Refinancing Transaction, our debt portfolio and interest rate profile has changed substantially. All of our indebtedness at December 25, 2004 is comprised of fixed rate notes, as the 2004 Refinancing Transaction substantially reduced our exposure to variable rate indebtedness. As a result, our exposure to changing interest rates is dramatically reduced. A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense due to the reduction of our variable rate indebtedness based on balances at December 25, 2004. Due to the attributes of our debt portfolio, reductions of our outstanding debt may require that we repurchase bonds on the open market, in privately negotiated transactions or otherwise from time to time. Such repurchases are subject to bond availability and may require substantial premiums depending on prices in the marketplace.

Our Credit Facility contains various restrictions and limitations that may impact us. These restrictions and limitations relate to:

•	• incurrence of indebtedness,
• contingent obligations,
• liens,
• capital expenditures,
• mergers and acquisitions,
• asset sales, dividends and distributions,
• redemption or repurchase of equity interests,
• certain debt payments and modifications,
• loans and investments,
• transactions with affiliates,
• changes of control,
• payment of consulting and management fees,
    and
• compliance with laws and regulations.

On October 27, 2004, we amended our Credit Facility to allow for the sale of the Woolite brand assets. This amendment also allows us to use the proceeds of the Woolite sale and excess cash to repurchase long-term bonds, subject to certain conditions and availability requirements under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations at December 25, 2004, (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt(1)	$800,000	$—	$—	$—	$800,000
Operating lease obligations	31,457	9,117	10,865	5,829	5,646
Purchase obligations and other(2)	47,004	43,769	3,217	18	—
Total	$878,461	$52,886	$14,082	$5,847	$805,646

(1)	Does not include interest.
(2)	Includes open purchase orders primarily for the procurement of raw materials, packaging and supplies for use in the production process. Excludes severance payments under the strategic realignment plan (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Key areas where assumptions and estimates are used include:

Sun Care Returns — Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. We allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. We offer a variety of terms options, due to the seasonal nature of sun care, for qualified customers. In all cases, these terms require substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season and inventory positions at key retailers as we move through the sun care season. We monitor shipment activity and inventory levels at key retailers during the season in an effort to gauge potential returns issues. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. Based on our 2004 Sun Care results, each percentage point change in our returns rate would have impacted our reported net sales by $1.3 million and our reported operating income by $1.1 million.

Bad Debt Reserves — The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses are developed using historical experience, analysis of our accounts receivable aging and the overall credit worthiness of our portfolio of customers. Reserve balances are based on the best information available to us and are re-evaluated and adjusted as additional information is received. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings.

Long-Lived Assets — Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgment and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, and as such, may differ from actual cash flows.

Goodwill and Indefinite-Lived Intangible Assets — Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long-lived assets, and for the selection of an appropriate discount rate. We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license-only arrangement. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. We use our judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired. We performed our annual goodwill and other intangible assets impairment testing during the second quarter of 2004. In December 2004, we reviewed certain trademark intangibles for impairment based on a change in the competitive environment in our baby toiletries business, the continued decline in product categories for certain non-core brands and the decision by management to no longer invest capital and promotional resources in certain of these non-core businesses. This review resulted in a non-cash charge of $16.4 million as it was determined that two trademarks, Baby Magic and Binaca, were impaired (see Note 1 to our consolidated financial statements in this Annual Report on Form 10-K).

Promotion Accruals — We offer a variety of sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in store display incentives and consumer coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves the use of judgment related to performance and redemption estimates. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events. Accruals for consumer coupons are made at the time the coupon is distributed. These estimates are made utilizing the value of the coupon and the expected redemption rates. Expected redemption rates are determined using historical redemption experience for similar programs. We monitor monthly redemption activity with the assistance of a third party, which tracks actual redemptions and provides updated estimates for future redemptions of the coupons. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Restructuring and Related Charges — Restructuring liabilities are recorded for estimated costs of facility closures, significant organizational adjustments, and measures undertaken by us to exit certain activities. We estimate the costs of such activities after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment, other current or long term assets, lease termination payments, plus any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute the restructuring plan. During fiscal 2003, we adopted the requirements of SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” which impacts the timing of recognition of certain exit or disposal costs.

Restructuring and related charges, which are reflected in operating expenses, include but are not limited to, termination and related costs, any asset impairments relating to the restructuring, and other costs directly related to the initiatives implemented.

See Note 3 to the Consolidated Financial Statements for a more complete discussion of recent restructuring initiatives and related costs.

Pension and Postretirement Benefits — Included in our results of operations are pension and postretirement costs and credits, which are measured using actuarial valuations. Inherent in these valuations are key assumptions including assumptions about discount rates, expected return on plan assets, annualized increases in salaries and wages, the future number of participants and the future cost of health care. These assumptions are updated on an annual basis. We are required to consider market conditions, including changes in interest rates, in making these assumptions. A 0.25 percentage point change in the discount rate, with all other assumptions held constant, would impact net periodic pension expense and net periodic postretirement benefit expense by approximately $0.1 million, respectively. A 0.25 percentage point change in the long-term rate of return on plan assets would impact net periodic pension expense by approximately $0.1 million. A 0.25 percentage point change in the long-term health care cost trend would have less than a $0.1 million impact on the service and interest components of net periodic postretirement benefit expense.

Other Significant Accounting Policies — Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding our Consolidated Financial Statements. The notes to our Consolidated Financial Statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).” The Act was signed into law on December 8, 2003 and expanded

Medicare to include prescription drugs. We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies. FSP SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D. We adopted FSP SFAS 106-2 during our third quarter ended September 25, 2004 and concluded that we are unable to determine whether the benefits under our plan are actuarially equivalent to Medicare Part D under the Act because the guidance provided thus far is unclear. We will monitor our plan and assess actuarial equivalence as new information becomes available.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating what impact this change may have on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.” SFAS No. 123 R will require us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our financial statements. In addition, the SFAS No. 123 R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123 R is effective for the first interim or annual period beginning after June 15, 2005. We are in the process of evaluating the impact the adoption of SFAS No. 123 R will have on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, makes a number of changes to the income tax laws, which will affect the company in future years. In December 2004, the FASB issued FSP FASB 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation act of 2004.” The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and is effective immediately. At December 25, 2004, we were examining the impact of the repatriation provision awaiting further guidance from the U.S. Treasury. On January 13, 2005, Treasury issued Notice 2005-10 that provided initial guidance for the repatriation provision. Management continued this evaluation process through February 22, 2005 at which time a Domestic Reinvestment Plan (the “DRP”) was completed. The DRP provides for our Canadian subsidiary to pay a C$18 million dividend in one or more installments during 2005 that will be used to partially fund our 2005 U.S. advertising programs. We have fully provided U.S. taxes for the undistributed earnings of our Canadian subsidiary at the statutory rate of 35%. In the first quarter of 2005, we will record a tax benefit of approximately $4 million to reflect the reduced tax rate associated with this special repatriation, which is substantially below our statutory rate noted above.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We periodically use financial instruments, such as derivatives, to manage the impact of interest rate changes on our variable rate debt and its effect on our income and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. As a result of the 2004 Refinancing Transaction on February 19, 2004 (see Notes 6 and 7 to our consolidated financial statements in this Annual Report on Form 10-K), our debt portfolio and interest rate profile has changed substantially. Our indebtedness at December 25, 2004 was comprised of $340.0 million of 9-3/8% Notes and $460.0 million of 8% Notes. As such, at December 25, 2004, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

For the fiscal year ended December 25, 2004, we derived approximately 9% of net sales in currencies denominated other than the U.S. dollar, of which approximately 6% was from our Canadian subsidiary. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-4 to F-37. The Reports of our Independent Registered Public Accounting Firm, dated March 10, 2005, are included in the financial statements filed as part of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the latest fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2004, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 25, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 25, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in the financial statements filed as part of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers — The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors — Information Regarding Nominees” in our 2005 Proxy Statement for our Annual Meeting of Stockholders (the “2005 Proxy Statement”) and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “Our Executive Officers” in Part I, Item 4A of this Annual Report on Form 10-K.

Beneficial Ownership Reporting Compliance — Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, which is incorporated herein by reference.

Audit Committee Financial Expert — Information on our audit committee financial expert is contained in our 2005 Proxy Statement, which is incorporated herein by reference.

Code of Conduct and Ethics — We have a Code of Conduct and Ethics that applies to all of our employees, including our directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct and Ethics was distributed to employees and is available free of charge on our website at www.playtexproductsinc.com under the section entitled, “Investor Relations — Corporate Governance.” We intend to post on our web site any amendments to, or waivers from our Code of Conduct and Ethics applicable to Senior Financial Executives.

Corporate Governance Guidelines — Our Board of Directors has adopted Corporate Governance Guidelines in accordance with the revised New York Stock Exchange Listing Standards and rules adopted by the Securities and Exchange Commission, which are available free of charge on our website at www.playtexproductsinc.com under the section entitled, “Investor Relations — Corporate Governance.”

Item 11.	Executive Compensation

The information required by this item, which appears in the 2005 Proxy Statement under the caption, “Executive Compensation,” is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item, which appears in the 2005 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item, which appears in the 2005 Proxy Statement under the caption, “Certain Transactions,” is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item, which appears in the 2005 Proxy Statement under the caption, “Independent Registered Public Accountants,” is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Financial Statements

(1)	The Reports of Independent Registered Public Accounting Firm, dated March 10, 2005, are on pages F-2 and F-3 of this Form 10-K. Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-4 to F-37.

(2)	Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page F-38.

All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

(3)	Exhibits

Please see our Exhibit Index on Pages X-1 to X-4 of this Form 10-K.

PLAYTEX PRODUCTS, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
(Registrant)

March 10, 2005	By:	/S/ KRIS J. KELLEY Kris J. Kelley Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 10th day of March, 2005.

Signatures	Title
/S/ DOUGLAS D. WHEAT Douglas D. Wheat	Chairman of the Board and Director

/S/ NEIL P. DEFEO Neil P. DeFeo	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ HERBERT M. BAUM Herbert M. Baum	Director

/S/ MICHAEL R. EISENSON Michael R. Eisenson	Director

/S/ ROBERT B. HAAS Robert B. Haas	Director

/S/ R. JEFFREY HARRIS R. Jeffrey Harris	Director

/S/ C. ANN MERRIFIELD C. Ann Merrifield	Director

/S/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski	Director

/S/ TODD D. ROBICHAUX Todd D. Robichaux	Director

/S/ KRIS J. KELLEY Kris J. Kelley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PLAYTEX PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Playtex Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Playtex Products, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Playtex Products, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Playtex Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Playtex Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 25, 2004, December 27, 2003 and December 28, 2002, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Stamford, Connecticut
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 25, 2004, December 27, 2003 and December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of Playtex Products, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Playtex Products, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years ended December 25, 2004, December 27, 2003 and December 28, 2002, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Playtex Products, Inc. and subsidiaries as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Stamford, Connecticut
March 10, 2005

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	$666,896	$643,874	$703,617
Cost of sales	323,157	317,301	328,433
Gross profit	343,739	326,573	375,184
Operating expenses:
Selling, general and administrative	241,428	235,963	225,150
Restructuring, net	9,969	3,873	3,377
Loss on impairment of assets	16,449	—	4,222
Amortization of intangibles	1,293	903	928
Total operating expenses	269,139	240,739	233,677
Gain on sale of assets	56,543	—	—
Operating income	131,143	85,834	141,507
Interest expense, including related party interest expense of $11,644 for 2003 and $12,150 for 2002, net of related party interest income of $11,502 for 2003 and $12,003 for 2002	69,561	55,038	59,543
Expenses related to retirement of debt, net	6,432	—	5,882
Other expenses	353	1,975	2,653
Income before income taxes and cumulative effect of accounting change	54,797	28,821	73,429
Provision (benefit) for income taxes	(710)	10,589	12,102
Income before cumulative effect of accounting change	55,507	18,232	61,327
Cumulative effect of accounting change, net of $7,141 tax benefit	—	—	(12,423)
Net income	$55,507	$18,232	$48,904
Earnings per share:
Basic:
Before cumulative effect of accounting change	$0.91	$0.30	$1.00
Cumulative effect of accounting change	—	—	(0.20)
Earnings per share	$0.91	$0.30	$0.80
Diluted:
Before cumulative effect of accounting change	$0.91	$0.30	$0.98
Cumulative effect of accounting change	—	—	(0.19)
Earnings per share	$0.91	$0.30	$0.79
Weighted average shares of common stock and equivalents:
Basic	61,216	61,216	61,148
Diluted	61,225	61,227	63,948

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$137,766	$27,453
Receivables, less allowance for doubtful accounts of $1,314 and $409 for 2004 and 2003, respectively	97,188	23,478
Retained interest in receivables	—	64,633
Inventories	71,711	78,413
Deferred income taxes, net	9,789	8,994
Other current assets	8,266	12,196
Total current assets	324,720	215,167
Net property, plant and equipment	120,638	125,425
Goodwill	494,307	494,307
Trademarks and other intangibles, net	128,304	138,271
Deferred financing costs, net	16,586	13,109
Other noncurrent assets	6,835	7,019
Total assets	$1,091,390	$993,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,758	$39,306
Accrued expenses	81,112	53,242
Income taxes payable	2,110	4,169
Current maturities of long-term debt	—	4,500
Total current liabilities	124,980	101,217
Long-term debt	800,000	788,750
Deferred income taxes, net	61,403	59,139
Other noncurrent liabilities	21,072	16,404
Total liabilities	1,007,455	965,510
Stockholders’ equity:
Common stock; $0.01 par value; authorized 100,000,000 shares; issued and outstanding 61,215,856 shares	612	612
Additional paid-in capital	526,233	526,233
Retained earnings (accumulated deficit)	(443,032)	(498,539)
Accumulated other comprehensive income (loss)	122	(518)
Total stockholders’ equity	83,935	27,788
Total liabilities and stockholders’ equity	$1,091,390	$993,298

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 29, 2001	61,044	$610	$524,384	$(565,675)	$(3,889)	$(44,570)
Net income	—	—	—	48,904	—	48,904
Foreign currency translation	—	—	—	—	111	111
Minimum pension liability adjustment	—	—	—	—	(763)	(763)
Total comprehensive income						48,252
Exercise of stock options	172	2	1,849	—	—	1,851
Balance, December 28, 2002	61,216	612	526,233	(516,771)	(4,541)	5,533
Net income	—	—	—	18,232	—	18,232
Foreign currency translation	—	—	—	—	4,075	4,075
Minimum pension liability adjustment	—	—	—	—	(52)	(52)
Total comprehensive income						22,255
Balance, December 27, 2003	61,216	612	526,233	(498,539)	(518)	27,788
Net income	—	—	—	55,507	—	55,507
Foreign currency translation	—	—	—	—	702	702
Minimum pension liability adjustment	—	—	—	—	(62)	(62)
Total comprehensive income						56,147
Balance, December 25, 2004	61,216	$612	$526,233	$(443,032)	$122	$83,935

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Cash flows from operations:
Net income	$55,507	$18,232	$48,904
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,768	14,102	14,011
Amortization of intangibles	1,293	903	928
Amortization of deferred financing costs	2,574	2,107	2,138
Deferred income taxes	1,531	8,748	2,342
Prepaid pension asset and postretirement benefits	749	4,815	1,959
Write-off of deferred fees related to retirement of debt, net of gain on note buyback	6,432	—	5,882
Gain on sale of assets	(56,543)	—	—
Cumulative effect of accounting change, net of tax benefit	—	—	12,423
Loss on impairment of assets	16,449	—	4,222
Other, net	1,855	671	477
Changes in operating assets and liabilities, net of dispositions:
Receivables and retained interests	(8,763)	759	(3,609)
Inventories	5,264	8,176	(2,940)
Accounts payable	(130)	(7,744)	3,331
Accrued expenses	29,862	(2,189)	(10,308)
Other	1,881	(1,421)	(1,963)
Net cash provided by operations	72,729	47,159	77,797
Cash flows from investing activities:
Capital expenditures	(13,871)	(18,564)	(16,445)
Net proceeds from sale of assets	59,924	—	—
Intangible assets acquired	(3,504)	—	(975)
Net cash provided by (used for) investing activities	42,549	(18,564)	(17,420)
Cash flows from financing activities:
Borrowings under revolving credit facilities	115,800	288,250	164,150
Repayments under revolving credit facilities	(115,800)	(288,250)	(181,150)
Long-term debt borrowings	467,500	—	450,000
Long-term debt repayments	(460,300)	(34,500)	(494,050)
Payment of financing costs	(12,850)	(1,624)	(3,681)
Proceeds from net settlement of related party notes	—	1,631	—
Proceeds from exercise of stock options	—	—	1,851
Net cash used for financing activities	(5,650)	(34,493)	(62,880)
Effect of exchange rate changes on cash	685	1,746	102
Increase (decrease) in cash and cash equivalents	110,313	(4,152)	(2,401)
Cash and cash equivalents at beginning of period	27,453	31,605	34,006
Cash and cash equivalents at end of period	$137,766	$27,453	$31,605
Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest	$60,055	$53,148	$55,939
Income tax (refunds) payments, net	$(4,009)	$2,472	$10,527

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business — We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. Our major product lines include Infant Care, Feminine Care, Sun Care and Household and Personal Grooming products.

Basis of Presentation — Our Consolidated Financial Statements include the accounts of Playtex Products, Inc. and all of our subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts and classification of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts and timing of revenue and expenses. Actual results could vary from our estimates and assumptions.

Certain amounts in the prior year financial statements have been reclassified to conform to our current year presentation. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 5 or 6 years. Fiscal 2004, 2003 and 2002 were fifty-two week years.

Revenue Recognition — We derive revenue from the sale of consumer products. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue is recognized when the following conditions are met: a purchase order submitted by a customer has been received; the selling price is fixed or determinable; products have been shipped and title transferred; and there is reasonable assurance of collectibility. Estimated shipping and handling costs are considered in establishing product prices billed to customers.

Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. We accrue for damaged product and shipping discrepancies, and thus reduce net sales, based on historical experience related to these types of returns. We authorize customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the revenue recognition conditions noted above are met. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and increase an accrued liability on our Consolidated Balance Sheet for anticipated returns based upon an estimated return level. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Due to the seasonal nature of sun care, we offer a variety of term options to our qualified customers. In all cases, these terms require substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season.

We routinely commit to customer trade promotions and consumer coupon programs that require us to estimate and accrue the ultimate costs of such programs. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics, and other trade promotion activities conducted by the customer. We accrue a liability at the end of each period for the estimated expenses incurred, but unpaid, for these programs. Costs of trade promotions, cash discounts offered to the trade as a payment incentive and consumer coupons are recorded as a reduction of net sales.

As part of a review of the classification of certain expenses, in the second quarter of 2004, we reclassified cash discount expense as a reduction of revenue. Previously, this expense was included in SG&A. This reclassification amounted to $13.8 million in fiscal 2003 and $15.5 million in fiscal 2002. While this discount is a payment incentive, we are now including this with other trade incentives previously reported as a reduction to net sales by employing a broader definition of the Emerging Issues Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Research and Development — Research and development costs are expensed in selling, general and administrative (“SG&A”) as incurred and amounted to $16.9 million in fiscal 2004, $16.3 million in fiscal 2003 and $15.2 million in fiscal 2002.

Advertising and Promotion Expenditures — Costs associated with advertising and promotion, including fees to advertising agencies, are expensed in SG&A as incurred. Media advertising production costs are expensed the first time the advertising takes place. Our advertising and promotion expenditures were $91.7 million in fiscal 2004, $89.3 million in fiscal 2003 and $86.7 million in fiscal 2002.

Warehousing and Handling Costs — Costs associated with inventory storage and handling costs at our distribution centers are included as a component of SG&A. These costs are expensed as incurred and amounted to $19.0 million, $20.4 million and $20.5 million in fiscal 2004, 2003 and 2002, respectively. Warehousing and handling costs exclude inbound and outbound freight, which are included in cost of sales.

Cash and cash equivalents — Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Outstanding checks are not deducted from reported cash and cash equivalents until presentment. The associated liability is included as a component of accounts payable in the current liability section of the Consolidated Balance Sheets. Cash and cash equivalents at December 27, 2003 included $7.6 million of cash held in lock box pending weekly settlement procedure for our receivables facility (see Note 7).

Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include material, labor and manufacturing overhead.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation and amortization is determined on the straight-line method over the estimated useful life of the respective asset. Our estimated useful lives for our fixed asset classes are as follows:

• land improvements range from 15 to 40 years,
• building and improvements range from 20 to 40 years,
• leasehold improvements vary based on the shorter of asset life or lease term,
• furniture and fixtures range from 5 to 10 years,
• computer hardware and software range from 3 to 4 years, and
• machinery and equipment range from 4 to 20 years.

Capitalized Software Costs — We follow the accounting guidance for capitalized software costs as specified in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

Goodwill and Indefinite-Lived Assets — Effective December 30, 2001, the beginning of our 2002 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment annually. In addition, an intangible asset that is not subject to amortization should be tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. We recorded a charge upon adoption of SFAS No. 142 of $12.4 million, net of $7.1 million in tax benefits, in the first quarter of 2002, reported as a cumulative effect of accounting change. The trademark impairment from this initial implementation was directly attributable to the different approach in evaluating impairment upon adoption of SFAS No. 142 (discounted cash flow method) as compared to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (undiscounted cash flow coverage of carrying value). We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license-only arrangement. We conducted the required annual impairment review during the second quarter of 2004 and 2003 and did not identify any goodwill or intangible asset impairment. In the fourth quarter of 2004, we recorded an asset impairment charge of approximately $16.4 million. This non-cash charge was required to write down the value of the Baby Magic trademark due to a change in the competitive environment and the Binaca trademark, due to a continual decline in the liquid breath freshener category and a decision by new management to not invest in non-core brands.

Long-Lived Assets — We review long-lived assets, including fixed assets and intangible assets with definitive lives, such as patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The vast majority of our long-lived assets are located in the United States (“U.S.”). In 2002, we recorded an asset impairment charge of $4.2 million as a result of the closing of our Watervliet, New York plastic molding facility (see Note 3). Amortization of patents and other intangible assets is expected to be approximately $2.4 million a year in fiscal 2005 through fiscal 2008 and $1.5 million in fiscal 2009. Intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives. Useful lives for patents are 17 years or the remaining legal life, whichever is shorter, and others are determined by contractual obligations. The weighted average useful life of our long-lived intangible assets is approximately 10 years.

Deferred Financing Costs — Expenses incurred to issue debt are capitalized and amortized on a straight line basis, which approximates the effective yield method, over the life of the related debt agreements, and are included as a component of interest expense in the Consolidated Statements of Income.

Income Taxes — Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to recover.

Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at average exchange rates during the period. Net foreign currency translation gains or losses are shown as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation — We account for stock-based compensation (see Note 11) in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, no compensation expense related to our stock options is reflected in our Consolidated Statements of Income as stock options granted under the stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
(In thousands, except per share data)
Net income:
As reported	$55,507	$18,232	$48,904
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of related tax effect	(2,280)	(3,207)	(3,772)
Pro forma — Basic	53,227	15,025	45,132
Add: Interest on Convertible Notes, net of related tax effect	—	—	1,780
Pro forma — Diluted	$53,227	$15,025	$46,912
Earnings per share:
As reported
Basic	$0.91	$0.30	$0.80
Diluted	$0.91	$0.30	$0.79
Pro forma
Basic	$0.87	$0.25	$0.74
Diluted	$0.87	$0.25	$0.73
Weighted average common shares and common equivalent shares outstanding:
Basic	61,216	61,216	61,148
Diluted	61,225	61,227	63,948

The fair value of stock options used to compute the pro forma net income disclosure is the estimated fair value on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rates	4.32%	3.63%	4.60%
Dividend yield	—	—	—
Expected option life in years	8	8	8
Expected volatility	41%	41%	35%

2.	Impact of New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).” The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies. FSP SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D. We adopted FSP SFAS 106-2 during our third quarter ended September 25, 2004 and concluded that we are unable to determine whether the benefits under our plan are actuarially equivalent to Medicare Part D under the Act because the guidance provided thus far is unclear. We will monitor our plan and assess actuarial equivalence as new information becomes available.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight,

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Impact of New Accounting Pronouncements (Continued)

handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating what impact this change may have on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.” SFAS No. 123 R will require us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our financial statements. In addition, the SFAS No. 123 R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123 R is effective for the first interim or annual period beginning after June 15, 2005. We are in the process of evaluating the impact the adoption of SFAS No. 123 R will have on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, makes a number of changes to the income tax laws, which will affect the company in future years. In December 2004, the FASB issued FSP FASB 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation act of 2004.” The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and is effective immediately. At December 25, 2004, we were examining the impact of the repatriation provision awaiting further guidance from the U.S. Treasury. On January 13, 2005, Treasury issued Notice 2005-10 that provided initial guidance for the repatriation provision. Management continued this evaluation process through February 22, 2005 at which time a Domestic Reinvestment Plan (the “DRP”) was completed. The DRP provides for our Canadian subsidiary to pay a C$18 million dividend in one or more installments during 2005 that will be used to partially fund our 2005 U.S. advertising programs. We have fully provided U.S. taxes for the undistributed earnings of our Canadian subsidiary at the statutory rate of 35%. In the first quarter of 2005, we will record a tax benefit of approximately $4 million to reflect the reduced tax rate associated with this special repatriation, which is substantially below our statutory rate noted above.

3.	Restructuring

In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring that began in late 2003. We estimate that charges related to the realignment are expected to total between $17 and $19 million by the end of 2005. Of this amount, we recorded $10.2 million of restructuring costs and $0.4 million of other related costs (in SG&A) in the fourth quarter of 2004 related primarily to severance costs under our existing severance policy. The majority of these charges are associated with the U.S. Division. Management estimates that: cost for and related to severance for employee terminations and a voluntary early retirement program will be in the range of $13 to $14 million; costs for contract termination will be in the range of $2 to $3 million; and other related expenses will be approximately $1 to $2 million. Some of the specific realignment initiatives include:

•	consolidation of the U.S./International divisional structure in favor of a product category structure,
•	realignment of the sales and marketing organizations and related support functions, and
•	rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia and a reduction in the corporate headquarters office space.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Restructuring (Continued)

As a result, there will be a reduction of more than 300 positions by the end of 2005, or approximately 20% of the workforce. The reduction will be obtained through a combination of attrition, early retirement and layoffs.

In the fourth quarter of 2003, with the assistance of an outside operations consultant, we initiated our restructuring program to increase operational effectiveness and profitability. As part of this program, we incurred $3.9 million in restructuring charges in the fourth quarter of 2003, primarily for severance costs for employee terminations and costs associated with a voluntary early retirement program. We recorded a restructuring benefit of $0.2 million to reduce the restructuring liability for a change in estimate. Approximately 100 positions were impacted by this phase of our restructuring, all of which were in manufacturing operations and supporting functions. At December 25, 2004, all of these positions have been eliminated. In 2004, we paid $1.8 million in severance and related expenses associated with this phase of the restructuring. In addition, through December 25, 2004, we incurred $3.1 million of other related expenses (primarily consulting), which are included in our SG&A expenses. We expect the remaining $0.6 million of restructuring liabilities associated with this initial restructuring at December 25, 2004 to be paid in cash by the end of the first half of 2005. At the beginning of the first quarter 2003, our restructuring balance was solely related to our March 2002 decision to close our Watervliet, New York plastic molding facility. The closure of the plant was complete as of December 27, 2003 and no further restructuring liabilities remain.

The following tables summarize the restructuring activities for fiscal 2004, 2003 and 2002 (in thousands):

				Utilized, Net
	Beginning Balance	Charge to Income	Adjustments and Changes to Estimates	Cash	Non-Cash	Ending Balance
Fiscal 2004
Severance and related expenses	$2,478	$10,168	$(200)	$(1,771)	$—	$10,675
Fiscal 2003
Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—
Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478
Fiscal 2002
Asset write-downs	$—	$4,222	$—	$—	$(3,873)	$349
Severance and related expenses	—	2,011	—	(1,141)	—	870
Accelerated pension obligations	—	400	—	(320)	—	80
Excess purchase commitments	—	108	—	(57)	—	51
Other exit costs	—	858	—	(44)	—	814
Total	$—	$7,599	$—	$(1,562)	$(3,873)	$2,164

4.	Business Segments and Geographic Area Information

Previously, we were organized in three divisions. As a result of the first phase of our operational restructuring, we reorganized and consolidated our business structure, effective April 2004. Subsequently, we were organized in two divisions in 2004, which are categorized as business segments in accordance with GAAP, as follows: U.S. Division and International Division.

Our U.S. Division includes products sold in the United States primarily to mass merchandisers, grocery, drug and specialty classes of trade. Specialty classes of trade include warehouse clubs, military, convenience stores, specialty stores and telemarketing.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Business Segments and Geographic Area Information (Continued)

Our International Division includes the results from our Canadian and Australian subsidiaries, sales in Puerto Rico and export sales. The International Division sells substantially the same products as are available to our U.S. customers.

We evaluate division performance based on their operating income excluding general corporate allocations. We do not segregate assets, amortization, capital expenditures, or interest income and interest expense at the divisional level.

Our division results for the last three fiscal periods are as follows (in thousands):

	Year Ended
	December 25, 2004		December 27, 2003		December 28, 2002
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
(In thousands)
U.S.	$595,871	$228,461	$574,444	$214,138	$641,475	$269,592
International(1)	71,025	28,427	69,430	27,567	62,142	22,999
Total segment	$666,896	256,888	$643,874	241,705	$703,617	292,591
Less:
Corporate selling, general and administrative		154,025		150,637		141,915
Gain on sale of assets		(56,543)		—		—
Restructuring, net		9,969		3,873		3,377
Loss on asset impairments		16,449		—		4,222
Unallocated charges		552		458		642
Amortization of intangibles		1,293		903		928
Consolidated operating income		$131,143		$85,834		$141,507

(1)	The results of the Puerto Rico branch are included in the International Division. Our divisional results also represent our geographic results.

The amount of depreciation and amortization allocated to the divisions is as follows (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
U.S.	$11,342	$10,272	$10,193
International	89	74	78
Depreciation and amortization included in segment operating income	11,431	10,346	10,271
Depreciation and amortization not allocated to divisions	3,337	3,756	3,740
Consolidated depreciation and amortization	$14,768	$14,102	$14,011

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Business Segments and Geographic Area Information (Continued)

Identifiable assets by geographic area represent those assets that are used in our operations in each area. U.S. includes all 50 states and its territories and International represents assets outside of the U.S. and its territories (in thousands):

	December 25, 2004	December 27, 2003
Identifiable Assets
United States(1)	$1,052,865	$960,266
International(2)	38,525	33,032
Total	$1,091,390	$993,298

(1)	All goodwill resides in the U.S. Division.

(2)	The majority of our International identifiable assets are related to our Canadian subsidiary. In 2005, our Canadian subsidiary is expected to pay C$18 million dividend to us in one or more installments (see Note 10).

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Balance Sheet Components

The components of certain balance sheet accounts are as follows (in thousands):

	December 25, 2004	December 27, 2003
Inventories:
Raw materials	$13,587	$15,076
Work in process	1,714	1,884
Finished goods	56,410	61,453
Total	$71,711	$78,413
Net property, plant and equipment:
Land and land improvements	$4,389	$4,374
Building and building improvements	36,964	36,153
Leasehold improvements	4,851	4,701
Furniture and fixtures	8,839	8,785
Information technology	17,382	16,642
Machinery and equipment	176,487	170,490
	248,912	241,145
Less accumulated depreciation and amortization	(128,274)	(115,720)
Total	$120,638	$125,425
Trademarks and other intangibles, net:
Trademarks	$114,100	$131,288
Patents and other	21,084	12,570
Less accumulated amortization	(6,880)	(5,587)
Net	14,204	6,983
Total	$128,304	$138,271
Accrued expenses:
Advertising and sales promotion	$21,154	$17,423
Employee compensation and benefits	20,044	12,284
Interest	14,577	7,645
Restructuring costs — current	8,268	2,478
Sun Care returns reserve	5,994	5,961
Other	11,075	7,451
Total	$81,112	$53,242
Accumulated other comprehensive income (loss):
Foreign currency translation, net of tax effect of $0.5 million	$999	$297
Minimum pension liability adjustment, net of tax effect of $0.6 million	(877)	(815)
Total	$122	$(518)

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 25, 2004	December 27, 2003
8% Senior Secured Notes due 2011	$460,000	$—
9-3/8% Senior Subordinated Notes due 2011	340,000	350,000
Term C Loan	—	443,250
	800,000	793,250
Less current maturities	—	(4,500)
Total	$800,000	$788,750

2004 Refinancing — On February 19, 2004, we completed a refinancing (the “2004 Refinancing Transaction”) of our then outstanding credit facility (“Senior Debt”) and receivables facility (see Note 7). As part of the 2004 Refinancing Transaction, we entered into:

•	$460.0 million principal amount of 8% Senior Secured Notes due 2011 (the “8% Notes”), and

•	a five-year $150.0 million variable rate credit facility (the “Credit Facility”), comprised of:
— a $7.5 million term loan, which we repaid and terminated in the third quarter of 2004, and
— a $142.5 million Revolving Credit Facility (the “Revolver”).

The net proceeds from the 2004 Refinancing Transaction including borrowings under the Credit Facility were used to repay and/or terminate commitments under our Senior Debt and our receivables facility.

Also on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9-3/8% Senior Subordinated Notes due 2011 (the “9-3/8% Notes,” together with the 8% Notes, the “Notes”), at a discount, which resulted in a net gain, including a $0.2 million write-off of unamortized deferred financing fees associated with the repurchased notes, of $0.3 million.

As a result of the 2004 Refinancing Transaction, we incurred approximately $12.9 million in fees and expenses, which have been deferred and are being amortized over the term of the related indebtedness. Additionally, approximately $6.7 million in unamortized deferred financing fees associated with the terminated Senior Debt were written off in February 2004.

8% Notes — We pay interest on the 8% Notes semi-annually on March 1 and September 1 of each year. At any time prior to March 1, 2007, we may redeem up to 35% of the principal amount of the 8% Notes with the proceeds of certain equity offerings or asset sales, at a redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date. In addition, at any time prior to March 1, 2007, we may also redeem the 8% Notes, in whole but not in part, upon the occurrence of a change of control, at the redemption price of 100.000% of the principal amount of notes redeemed plus the Applicable Premium, plus accrued and unpaid interest to the redemption date.

“Applicable Premium” means (i) with respect to an equity offering redemption, 8% of the principal amount of the notes redeemed and (ii) with respect to an asset sale redemption or a change of control redemption, the percentage (expressed as percentages of principal amount of notes redeemed) set forth in the following table if redeemed during the twelve-month period prior to March 1 of the years indicated as follows:

Year	Percentage
2005	12.000
2006	10.000
2007	8.000

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Long-Term Debt (Continued)

The 8% Notes are secured by a first lien on intellectual property owned by Playtex Products, Inc. and its domestic subsidiaries, the guarantors of the 8% Notes, and by a second lien on substantially all personal property and material owned real property, other than intellectual property, owned by us and the guarantors of the 8% Notes. We do not have the option to redeem the 8% Notes from March 1, 2007 through March 1, 2008. At our option, we may redeem the 8% Notes on or after March 1, 2008 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

Year	Percentage
2008	104.000
2009	102.000
2010 and thereafter	100.000

9-3/8% Notes — We pay interest on the 9-3/8% Notes semi-annually on June 1 and December 1 of each year. At our option, we may redeem the 9-3/8% Notes on or after June 1, 2006 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

Year	Percentage
2006	104.688
2007	103.125
2008	101.563
2009 and thereafter	100.000

Revolver — The Revolver has a term of five years. The rates of interest we pay on the Revolver are, at our option, a function of certain alternative short term borrowing rates such as the London Inter Bank Offer Rate (“LIBOR”) plus 250 basis points or an index rate based upon the prime rate or federal funds rate plus 125 basis points. The availability under our Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the Credit Facility. As of December 25, 2004, our availability under the Revolver, was $70.2 million, as reduced for $4.5 million of open letters of credit. We pay a quarterly commitment fee on the available but unused revolver balance ranging between 0.375% and 0.50% depending on the average outstanding revolver balance.

Our Credit Facility is secured by a lien on all personal property and other assets owned by us and the guarantors, and contains various restrictions and limitations that may impact us. These restrictions and limitations relate to:

• incurrence of indebtedness,
• contingent obligations,
• liens,
• capital expenditures,
• mergers and acquisitions,
• asset sales, dividends and distributions,
• redemption or repurchase of equity interests,
• certain debt payments and modifications,
• loans and investments,
• transactions with affiliates,
• changes of control,
• payment of consulting and management fees, and
• compliance with laws and regulations.

On October 27, 2004, we amended our Credit Facility. This amendment allows us to repurchase the Notes provided we meet certain specified conditions and a certain minimum availability target under our Revolver over a forecasted twelve month period.

Our Credit Facility and the indenture for our 8% Notes also grant rights of inspection, access to management, the submission of certain financial reports, and requires us to make prepayments with the proceeds generated by us resulting from the disposition of assets, the receipt of condemnation settlements and insurance settlements from casualty losses and from the sale of equity securities.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Long-Term Debt (Continued)

The indentures to the Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Our wholly-owned domestic subsidiaries are guarantors of the Notes (see Note 19).

The only required principal repayments during the next five years is on our Credit Facility, which requires us to pay any outstanding principal at the February 2009 termination date.

7.	Receivables Facility

On February 19, 2004, the receivables purchase facility agreement (the “Receivables Facility”), was terminated as part of the 2004 Refinancing Transaction (see Note 6). At the time of termination, our wholly-owned subsidiary, Playtex A/R LLC, was merged into Playtex Products, Inc.

On May 22, 2001, we entered into the Receivables Facility through our wholly-owned subsidiary, Playtex A/R LLC. Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers’ trade invoices that we generated. Playtex A/R LLC sold to a third-party commercial paper conduit (the “Conduit”) an undivided fractional ownership interest in these trade accounts receivable. Our retained interest in receivables represented our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized securitization fee incurred by Playtex A/R LLC.

We sold receivables at a discount, which we included in other expenses in the Consolidated Statements of Income. This discount, which was $0.3 million for 2004, through the termination date of February 19, 2004 and $1.9 million for 2003, reflected the fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in other expenses is the impact of the amortization of a securitization fee incurred by Playtex A/R LLC to establish the Receivables Facility. As a result of the termination of the Receivables Facility in February 2004, we wrote off the unamortized balance of $0.1 million of this securitization fee.

The following table summarizes the cash flows between Playtex A/R LLC and us for the years ended December 25, 2004 and December 27, 2003 (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003
Cash Flows from Playtex A/R LLC to Playtex Products, Inc.
Proceeds from collections used to purchase additional receivables from Playtex Products, Inc.	$82,506	$600,496
Decrease in fractional interest sold	(21,000)	(18,000)
Net cash flow to Playtex Products, Inc.	$61,506	$582,496

We accounted for the sale of accounts receivable to Playtex A/R LLC and related transactions with the Conduit in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At the time the receivables were sold, the balances were removed from our Consolidated Balance Sheet. Playtex A/R LLC paid fees on the value of the undivided interest of the receivables sold to the Conduit equal to the 30 day LIBOR rate, which was reset weekly. We retained the servicing responsibilities under the receivables facility. The servicing was valued at zero since fees from the servicing were just adequate to compensate us for our servicing responsibilities.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Gain on Sale of Assets

On November 2, 2004, we completed the sale of the assets of the Woolite rug and upholstery brand to Bissell Homecare, Inc. We recorded a gain of $56.5 million as a result of the transaction. Gross proceeds from the Woolite sale were $61.9 million. The carrying value of the assets sold, including inventory, equipment and intellectual property, was $3.4 million and we incurred fees and expenses directly related to the transaction of $2.0 million.

9.	Expenses Related to Retirement of Debt

On February 19, 2004, we refinanced our then outstanding credit facility and terminated our Receivables Facility. We wrote off approximately $6.6 million in unamortized deferred financing costs relating to our then outstanding Term C Loan, revolver, credit agreement and related amendments and $0.1 million of an unamortized fee paid to originate the Receivables Facility in 2001. In addition, we recorded a net gain of $0.3 million, which included a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9-3/8% Notes (see Notes 6 and 7).

We recorded a pretax loss during fiscal 2002 of $5.9 million associated with the write-off of unamortized deferred financing costs relating to the retirement of our then outstanding Term A Loan and Term B Loan.

10.	Income Taxes

The provision (benefit) for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred income tax assets and liabilities are calculated for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts we expect to realize.

Income before income taxes and cumulative effect of accounting change are as follows (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
U.S.	$51,421	$23,568	$71,097
Foreign	3,376	5,253	2,332
Total	$54,797	$28,821	$73,429

Our provisions (benefit) for income taxes are as follows (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Current:
Federal	$(5,083)	$(1,481)	$11,114
State and local	896	1,195	621
Foreign	1,946	2,127	(1,975)
	(2,241)	1,841	9,760
Deferred:
Federal	1,985	9,352	1,412
State and local	250	(586)	631
Foreign	(704)	(18)	299
	1,531	8,748	2,342
Total	$(710)	$10,589	$12,102

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes (Continued)

Our provision (benefit) for income taxes before cumulative effect of accounting change differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Expected federal income tax at statutory rates	$19,179	$10,087	$25,701
Deferred tax expense for undistributed foreign income	755	1,050	1,975
State and local income taxes	745	396	813
Benefit of capital loss carryforward	(17,793)	—	(14,298)
Benefit of favorable foreign tax audit	(2,800)	—	(2,275)
Other, net	(796)	(944)	186
Total (benefit) provision for income taxes	$(710)	$10,589	$12,102

In 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permitted us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc. during fiscal 1999. Accordingly, we recorded a tax benefit of $14.3 million in 2002 in anticipation of utilizing a portion of the tax capital loss to offset the deferred capital gain associated with the 1988 spin-off of the Playtex Apparel business. This was utilized on December 15, 2003 in conjunction with the retirement of the then outstanding related party notes. In 2004, we recorded a tax benefit of $17.8 million for an additional utilization of the capital loss carryforward to offset a capital gain resulting from the sale of the Woolite assets (see Note 8). The remaining $44.3 million capital loss carryforward expired on December 25, 2004.

Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 25, 2004 and December 27, 2003 are as follows (in thousands):

	December 25, 2004	December 27, 2003
Deferred tax assets:
Allowances and reserves not currently deductible	$12,699	$10,394
Postretirement benefits reserve	6,450	6,461
Net operating loss carryforwards	3,993	641
Tax credits and contribution carryforward	1,148	574
Capital loss carryover	—	34,750
Other	1,639	1,563
Subtotal	25,929	54,383
Less: valuation allowance	—	(34,750)
Total	25,929	19,633
Deferred tax liabilities:
Trademarks	35,137	31,213
Property, plant and equipment	32,483	30,986
Undistributed income of foreign subsidiary	6,633	5,765
Other	3,290	1,814
Total	77,543	69,778
Deferred tax liabilities, net	$51,614	$50,145

We have available net operating loss carryforwards (“NOLs”) of $10.3 million at December 25, 2004 that expire in years 2009 through 2024. These NOLs relate to losses generated in 2004 and to operations of Banana

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes (Continued)

Boat Holdings and Carewell Industries, Inc. prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, makes a number of changes to the income tax laws, which will affect the company in future years. In December 2004, the FASB issued FSP FASB 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation act of 2004.” The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and is effective immediately. At December 25, 2004, we were examining the impact of the repatriation provision awaiting further guidance from the U.S. Treasury. On January 13, 2005, Treasury issued Notice 2005-10 that provided initial guidance for the repatriation provision. Management continued this evaluation process through February 22, 2005 at which time a Domestic Reinvestment Plan (the “DRP”) was completed. The DRP provides for our Canadian subsidiary to pay a C$18 million dividend in one or more installments during 2005 that will be used to partially fund our 2005 U.S. advertising programs. We have fully provided U.S. taxes for the undistributed earnings of our Canadian subsidiary at the statutory rate of 35%. In the first quarter of 2005, we will record a tax benefit of approximately $4 million to reflect the reduced tax rate associated with this special repatriation, which is substantially below our statutory rate noted above.

11.	Equity Plans

Stock Option Plan — We have a long-term incentive plan under which awards of stock options are granted. Options granted under the plan must have an exercise price equal to or greater than the price of the stock on the date of grant and have an expiration date no more than ten years from the grant date.

Except for formula grants to certain non-employee directors, which vest over three, four and five-year periods, options vest over a period determined by the Compensation Committee of the Board of Directors (“Compensation Committee”), which requires continued employment of the optionee and generally vests over a three-year period. Additionally, during 2004, we granted 1,145,520 performance-based options. The vesting of the performance-based options is dependent upon continued employment of the optionee and the attainment of certain financial performance targets as determined by the Compensation Committee. Under this plan, we have 9,968,966 options authorized but unissued, 7,642,303 options outstanding, and 2,326,663 options available to grant under the plan at December 25, 2004.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Equity Plans (Continued)

The following table summarizes our stock option activity over the past three fiscal years:

	2004		2003			2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,426,016	$10.91	6,846,681	$11.34	6,356,330	$11.17
Granted	2,820,421	6.99	856,500	7.60	840,000	12.38
Exercised	—	—	—	—	(171,657)	9.57
Expired	(84,500)	13.00	—	—	—	—
Forfeited	(2,519,634)	10.88	(277,165)	11.33	(177,992)	12.16
Outstanding at end of year	7,642,303	9.44	7,426,016	10.91	6,846,681	11.34

Options exercisable at year-end	4,155,852	11.15	5,653,724	11.33	4,602,593	11.51
Weighted-average fair value of options granted during the year		$2.62		$4.32		$6.08

The following table summarizes information about our stock options outstanding at December 25, 2004:

	Options Outstanding			Options Exercisable
	Amount	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Amount	Weighted Average Exercise Prices
Range of Exercise Prices
$6.34 to 6.80	2,133,103	9.70	$6.3881	—	$—
$6.80 to 8.00	1,093,961	6.09	7.6726	573,723	7.7606
$8.00 to 9.70	940,084	7.18	9.0826	337,266	9.2301
$9.70 to 10.25	1,049,495	5.65	10.0203	1,042,295	10.0215
$10.25 to 12.40	818,160	5.47	10.8160	810,160	10.8107
$12.40 to 14.38	1,110,500	5.80	13.1547	895,408	13.3360
$15.00 to 15.50	497,000	4.30	15.3853	497,000	15.3853
$6.34 to 15.50	7,642,303	6.95	9.4446	4,155,852	11.1546

     Restricted Stock Plan — Contingent upon approval by our stockholders of a new stock award plan at our presently scheduled May 2005 Annual Meeting of Stockholders, as of December 25, 2004, we have agreed to sell at par value of $0.01, 712,568 shares of common stock to certain of our key employees. The purpose of this new stock award plan is to permit grants of shares, subject to restrictions, to our key employees as a means of retaining and rewarding them for long-term performance and to increase their ownership, in our stock. Stock awarded under the plan entitles the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The Compensation Committee determines the restriction period and the period may not exceed ten years. Vesting of these shares depends upon continued employment of the awardee and the attainment of certain financial performance targets as determined annually by the Compensation Committee. Upon the approval of the new stock award plan and the establishment of financial performance targets, these shares will be recorded at the market value on the date of issuance as deferred compensation and the related amount will be amortized to operations over the respective vesting period. As the new stock award plan has not yet been approved and the measurement date can not be determined, there was no compensation expense related to restricted stock grants for the year ended December 25, 2004.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Earnings Per Share

The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the last three fiscal years (in thousands, except per share data):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Numerator:
Income before cumulative effect of accounting change	$55,507	$18,232	$61,327
Effect of Dilutive Securities:
Adjustment for interest on convertible notes, net of tax	—	—	1,780
Income before cumulative effect of accounting change adjusted for assumed dilutive conversion	55,507	18,232	63,107
Cumulative effect of accounting change, net of tax benefits	—	—	(12,423)
Net income — Diluted	$55,507	$18,232	$50,684
Denominator:
Weighted average common shares outstanding — Basic	61,216	61,216	61,148
Effect of Dilutive Securities:
Adjustment for dilutive effect of stock options	9	11	341
Adjustment for dilutive effect of convertible notes	—	—	2,459
Weighted average common shares outstanding — Diluted	61,225	61,227	63,948
Earnings Per Share:
Basic:
Income before cumulative effect of accounting change	$0.91	$0.30	$1.00
Cumulative effect of accounting change, net of tax benefits	—	—	(0.20)
Net income	$0.91	$0.30	$0.80
Diluted:
Income before cumulative effect of accounting change	$0.91	$0.30	$0.98
Cumulative effect of accounting change, net of tax benefits	—	—	(0.19)
Net income	$0.91	$0.30	$0.79

Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options granted and shares that may have been exchanged for the 6% Convertible Notes, if determined to be dilutive. At December 25, 2004, December 27, 2003 and December 28, 2002, stock options to purchase our common stock totaling 7.6 million shares, 7.4 million shares and 6.5 million shares, respectively, were not included in the diluted EPS calculation, since their impact would have been anti-dilutive. In addition, at December 27, 2003, potentially dilutive shares totaling 0.7 million relating to our 6% Convertible Notes were not included in the diluted EPS calculation since their impact would have been anti-dilutive. Our last outstanding 6% Convertible Notes were redeemed in the third quarter of 2003. Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments and Contingencies

Our leases are primarily for facilities, manufacturing equipment, automobiles and information technology equipment. We lease certain facilities, which have original lease terms ranging from one to fifteen years. The majority of our facility leases provide for a renewal option at our discretion, some of which may require increased rent expense. Some of our facility leases also contain pre-determined rent increases over the lease term, although such increases are not material to our operating results. In addition, certain of our facility leases require payment of operating expenses, such as common area charges and real estate taxes. The majority of our leased equipment contains fair value purchase options at the end of the lease term. Future minimum payments under non-cancelable operating leases, with initial terms exceeding one year, for fiscal years ending after December 25, 2004 are as follows: $9.1 million in 2005, $6.6 million in 2006, $4.3 million in 2007, $3.0 million in 2008, $2.8 million in 2009 and $5.6 million in later years. Sublease rental income commitments are $0.4 million in each of the next three fiscal years.

Rent expense for operating and month-to-month leases amounted to $13.6 million, $13.8 million and $13.1 million for fiscal 2004, 2003 and 2002, respectively. Sublease rental income was $0.4 million for fiscal 2004, 2003 and 2002. Our two largest rental agreements include a provision for scheduled rent increases. We have not recorded expense on a straight-line basis over the rental term as described in SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. However, we have compared rent expense as recorded to the amount of rent expense using the straight-line method and determined that the difference was immaterial. For perspective, the use of the straight-line method would have resulted in an increase to reported net income of $0.1 million in fiscal 2004 and fiscal 2003 and would have had no impact on reported net income in fiscal 2002. All future leases and lease renewals will follow all of the requirements of SFAS No. 13.

In the ordinary course of our business, we may become involved in legal proceedings concerning contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

14.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plans — Substantially all of our U.S. hourly and most of our Canadian employees participate in company-sponsored pension plans. At December 25, 2004, approximately 1,300 participants were covered by these plans and approximately 440 of them were receiving benefits. We use a December 31 measurement date for our plans.

Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, are amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include the following and are based on a calendar year-end measurement date:

•	expected long-term rate of return on plan assets of 8.75% at December 25, 2004 and at December 27, 2003,
•	discount rate of 6.00% at December 25, 2004 and 6.25% at December 27, 2003, and
•	the assumed rate of future compensation increases at December 25, 2004 and December 27, 2003 was 4.00%.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Pension and Other Postretirement Benefits (Continued)

Net pension expense for fiscal 2004, 2003 and 2002 is included in operating income in the Consolidated Statements of Income and includes the following components (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net Pension Expense
Service cost	$1,427	$1,383	$1,264
Interest cost	3,177	2,958	2,809
Expected return on plan assets	(4,304)	(3,713)	(4,358)
Special termination benefits	—	1,223	—
Amortization of prior service cost	18	—	55
Recognized actuarial loss (gain)	131	426	(7)
Loss due to curtailments	419	—	320
Amortization of transition obligation	37	35	29
Net pension expense	$905	$2,312	$112

Reconciliation’s of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2004 and 2003 are as follows (in thousands):

	December 25, 2004	December 27, 2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$51,440	$44,380
Service cost	1,427	1,383
Interest cost	3,177	2,958
Actuarial loss	1,119	2,798
Benefits paid	(2,677)	(2,220)
Curtailments	(419)	—
Special termination benefits	—	1,223
Amendments(1)	260	—
Foreign currency exchange rate changes	355	918
Benefit obligation at end of year	$54,682	$51,440
Change in Plan Assets
Fair value of plan assets at beginning of year	$50,304	$43,047
Actual return on plan assets	5,343	8,701
Benefits paid	(2,677)	(2,220)
Employer contributions	629	83
Foreign currency exchange rate changes	258	693
Fair value of plan assets at end of year	$53,857	$50,304
Reconciliation of the Funded Status
Funded status	$(825)	$(1,136)
Unrecognized transition asset	146	420
Unrecognized prior service cost	86	—
Unrecognized actuarial loss	6,968	7,341
Net amount recognized	$6,375	$6,625

(1)	In 2004, our Canadian Pension Plan was amended. The plan was updated for current pension benefit earned data using employee career average earnings.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Pension and Other Postretirement Benefits (Continued)

Included in the totals above are our Canadian plans, which have accumulated benefit obligations in excess of plan assets as follows (in thousands):

	December 25, 2004	December 27, 2003
Projected benefit obligation	$6,960	$5,676
Accumulated benefit obligation	6,723	5,061
Fair value of plan assets	5,029	4,125

The accumulated benefit obligation for all defined benefit pension plans at December 25, 2004 and December 27, 2003 was $51.4 million and $47.9 million, respectively.

The pension plans assets are invested primarily in equity and fixed income mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents. The weighted average asset allocations at December 25, 2004 and December 27, 2003, by asset category, were as follows:

		Plan Asset Allocation at:
	Target Allocation	December 25, 2004	December 27, 2003
Asset Category
Equity	40%	40%	69%
Debt securities	60%	60%	31%
Total	100%	100%	100%

The plan asset allocation percentages changed at the end of 2004 to position the plan to meet our new 2005 asset allocations.

The main objectives of the plans are to: maintain the purchasing power of the current assets and all future contributions, to have the ability to pay all benefits and expense obligations when due, to achieve a “funding cushion,” to maximize return within prudent levels of risk, and to control the cost of administering the plan and managing investments. The investment horizon is greater than five years and the plan’s strategic asset allocation is based on a long-term perspective.

In selecting the expected long-term rate of return on assets assumption, we considered the average rate of income on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

Postretirement Benefits Other than Pensions — We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Practically all of our U.S. personnel would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company.

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

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Pension and Other Postretirement Benefits (Continued)

The components of the net periodic postretirement benefit expense, which is included in operating income in the Consolidated Statements of Income for fiscal 2004, 2003, and 2002, are as follows (in thousands):

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net Periodic Postretirement Benefit Expense
Service cost — benefits earned during the period	$676	$1,076	$792
Interest cost on accumulated benefit obligation	1,143	1,731	1,358
Amortization of prior service benefit	(2,334)	(94)	(94)
Gain due to curtailment	—	(358)	—
Recognized actuarial loss	1,282	728	403
Net periodic postretirement benefit expense	$767	$3,083	$2,459

Reconciliation’s of the change in benefit obligation, change in plan assets, and the funded status of the plans for fiscal 2004 and 2003 are as follows (in thousands):

	December 25, 2004	December 27, 2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$17,457	$23,055
Service cost	676	1,076
Interest cost	1,143	1,731
Employee contributions	480	381
Amendments(1)	—	(13,147)
Actuarial loss	1,884	5,295
Benefits paid	(1,358)	(934)
Benefit obligation at end of year	$20,282	$17,457
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	878	553
Employee contributions	480	381
Benefits paid	(1,358)	(934)
Fair value of plan assets at end of year	$—	$—

(1)	Our postretirement welfare plan was amended and the implementation impact was booked in the fourth quarter of 2003. Changes were made to the eligibility requirement for benefits and a maximum was established for employer provided benefits. These changes were put in place to control costs.

	December 25, 2004	December 27, 2003
Reconciliation of the Funded Status
Funded status	$(20,282)	$(17,457)
Unrecognized prior service gain	(11,073)	(13,407)
Unrecognized actuarial loss	15,191	14,589
Net amount accrued at year-end	$(16,164)	$(16,275)

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Pension and Other Postretirement Benefits (Continued)

The assumed health care cost trend rate and discount rate were 9.00% and 6.00% in 2004, respectively, compared to 9.00% and 6.25% in 2003, respectively. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.00% is reached in 2012. A one percentage point increase or decrease in the assumed health care cost trend rate would change the sum of the service and interest cost components of the fiscal 2004 net periodic postretirement benefit expense by less than 1%. A one percentage point increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 25, 2004 by less than 1%.

Cash Flows

We are required to contribute approximately $0.5 million to our pension plans during the next fiscal year beginning on December 26, 2004 and ending on December 31, 2005. In addition, we estimate that we will be required to pay approximately $1.0 million to fund the current year cost of our postretirement benefit plans for our retirees.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2005	$6,878	$1,041
2006	2,535	1,122
2007	2,634	1,193
2008	2,707	1,282
2009	2,839	1,346
Years 2010 through 2014	17,109	8,010

Defined Contribution Benefit Plans — We also provide four defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to income for the defined contribution plans totaled $7.5 million, $7.1 million and $6.7 million for our last three fiscal years ended 2004, 2003, and 2002, respectively.

15.	Business and Credit Concentrations

Most of our customers are dispersed throughout the United States and Canada. Two customers accounted for more than 10% of our consolidated net sales in fiscal 2004. Our largest customer accounted for approximately 28% of our consolidated net sales in 2004, 27% in 2003 and 25% in 2002. Our second largest customer accounted for approximately 11% of our consolidated net sales in 2004 and 2003, and 9% in 2002. Outstanding trade accounts receivable related to transactions with our largest customer were $22.2 million at December 25, 2004 and $23.3 million at December 27, 2003. Outstanding trade accounts receivable, including balances sold to Playtex A/R LLC, related to transactions with our customers ranked second through tenth in net sales, ranged from $10.3 million to $0.9 million at December 25, 2004 and ranged from $12.7 million to $1.5 million at December 27, 2003. Sales to these customers were made primarily from our U.S. Division.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Disclosure about the Fair Value of Financial Instruments

Cash, Receivables, Retained Interest in Receivables, Accounts Payable — The carrying amounts approximate fair value because of the short-term nature of these instruments.

Long-term Debt and Other Financial Instruments — The fair value of the following financial instruments was estimated at December 25, 2004 and December 27, 2003 as follows (in thousands):

	December 25, 2004		December 27, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
8% Senior Secured Notes due 2011(1)	$460,000	$506,000	$—	$—
9-3/8% Senior Subordinated Notes due 2011(1)	340,000	362,100	350,000	350,000
Term C Loan(2)	—	—	443,250	443,250
Other noncurrent assets(3)	6,835	6,774	7,019	6,978
Noncurrent liabilities(3)	21,072	20,929	16,404	16,400

(1)	The estimated fair value was based on quotes provided by independent securities dealers.

(2)	Our Term C Loan was a variable rate instrument and the carrying amount approximated its fair value because the rate of interest on borrowing under that credit agreement was, at our option, a function of various alternative short-term borrowing rates.

(3)	The estimated fair values were based on a combination of actual cost associated with recent purchases or the amount of future cash flows discounted using our borrowing rate for similar instruments.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Quarterly Data (Unaudited)

The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2004 and 2003 (in thousands, except share and stock price data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net sales	$191,928	$185,522	$148,531	$140,915
Gross profit	100,229	97,274	76,997	69,239
Operating income	36,972	27,279	20,311	46,581
Net income	8,376	8,255	1,380	37,496
Earnings per share, basic and diluted(1)	$0.14	$0.13	$0.02	$0.61
Stock market price:
High	$8.69	$7.85	$7.95	$7.80
Low	$6.02	$6.32	$6.05	$5.47

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003
Net sales	$177,314	$176,096	$146,827	$143,637
Gross profit	93,131	89,310	74,780	69,352
Operating income	31,803	21,267	19,617	13,147
Net income (loss)	11,403	4,654	3,134	(959)
Earnings (loss) per share, basic and diluted (1)	$0.19	$0.08	$0.05	$(0.02)
Stock market price:
High	$9.90	$8.93	$7.15	$7.95
Low	$7.51	$5.55	$5.82	$5.81

(1)	Earnings per share data are computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

18.	Condensed Consolidating Financial Information

The payment obligations of our Notes are guaranteed by our wholly-owned domestic subsidiaries (the “Guarantors”). The Guarantors are joint and several guarantors of the Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the Credit Facility. Our wholly-owned foreign subsidiaries (the “Non-Guarantors”) do not guarantee the payment of our Notes.

The following information presents our condensed consolidated financial position as of December 25, 2004 and December 27, 2003 and our condensed statements of income and cash flows for each of the last three fiscal years 2004, 2003 and 2002. The presentation is made as follows:

• the Company on a consolidated basis, • the parent company only, • the combined Guarantors, and • the combined Non-Guarantors.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheet
as of December 25, 2004
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$324,720	$—	$216,300	$73,645	$34,775
Investment in subsidiaries	—	(461,887)	438,514	23,373	—
Intercompany receivable	—	(138,982)	—	138,982	—
Net property, plant and equipment	120,638	—	92	119,863	683
Intangible assets	622,611	—	435,092	187,519	—
Other noncurrent assets	23,421	(1,059)	22,934	1,965	(419)
Total assets	$1,091,390	$(601,928)	$1,112,932	$545,347	$35,039

Liabilities and Stockholders’ Equity
Current liabilities	$124,980	$(1,059)	$110,848	$7,954	$7,237
Intercompany payable	—	(138,982)	79,972	56,872	2,138
Long-term debt	800,000	—	800,000	—	—
Other noncurrent liabilities	82,475	—	38,177	44,726	(428)
Total liabilities	1,007,455	(140,041)	1,028,997	109,552	8,947
Stockholders’ equity	83,935	(461,887)	83,935	435,795	26,092
Total liabilities and stockholders’ equity	$1,091,390	$(601,928)	$1,112,932	$545,347	$35,039

Condensed Consolidating Balance Sheet
as of December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$215,167	$9	$105,851	$79,569	$29,738
Investment in subsidiaries	—	(445,359)	425,241	20,118	—
Intercompany receivable	—	(127,594)	—	127,594	—
Net property, plant and equipment	125,425	—	101	124,670	654
Intangible assets	632,578	—	440,460	192,118	—
Other noncurrent assets	20,128	(555)	19,653	1,030	—
Total assets	$993,298	$(573,499)	$991,306	$545,099	$30,392
Liabilities and Stockholders’ Equity
Current liabilities	$101,217	$(546)	$86,711	$8,619	$6,433
Intercompany payable	—	(127,594)	52,708	72,120	2,766
Long-term debt	788,750	—	788,750	—	—
Other noncurrent liabilities	75,543	—	35,349	40,825	(631)
Total liabilities	965,510	(128,140)	963,518	121,564	8,568
Stockholders’ equity	27,788	(445,359)	27,788	423,535	21,824
Total liabilities and stockholders’ equity	$993,298	$(573,499)	$991,306	$545,099	$30,392

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 25, 2004
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$666,896	$(420,182)	$624,360	$411,253	$51,465
Cost of sales	323,157	(314,159)	307,288	299,347	30,681
Gross profit	343,739	(106,023)	317,072	111,906	20,784
Operating expenses:
Selling, general and administrative	241,428	(106,023)	249,260	83,534	14,657
Restructuring, net	9,969	—	2,621	5,389	1,959
Loss on impairment of assets	16,449	—	12,683	3,766	—
Amortization of intangibles	1,293	—	460	833	—
Total operating expenses	269,139	(106,023)	265,024	93,522	16,616
Gain on sale of assets	56,543	—	56,543	—	—
Operating income	131,143	—	108,591	18,384	4,168
Interest expense, net	69,561	—	69,833	—	(272)
Expenses related to retirement of debt, net	6,432	—	6,432	—	—
Other expenses	353	—	298	—	55
Equity in net income of subsidiaries	—	15,603	(13,333)	(2,270)	—
Income before income taxes	54,797	(15,603)	45,361	20,654	4,385
Provision (benefit) for income taxes	(710)	—	(10,146)	8,331	1,105
Net income	$55,507	$(15,603)	$55,507	$12,323	$3,280

Condensed Consolidating Statement of Income
For the Year Ended December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$643,874	$(414,405)	$606,924	$403,758	$47,597
Cost of sales	317,301	(307,471)	303,008	294,111	27,653
Gross profit	326,573	(106,934)	303,916	109,647	19,944
Operating expenses:
Selling, general and administrative	235,963	(106,934)	247,952	81,211	13,734
Restructuring, net	3,873	—	75	3,798	—
Amortization of intangibles	903	—	70	833	—
Total operating expenses	240,739	(106,934)	248,097	85,842	13,734
Operating income	85,834	—	55,819	23,805	6,210
Interest expense, net	55,038	—	66,647	(11,502)	(107)
Other expenses	1,975	—	1,894	—	81
Equity in net income of subsidiaries	—	29,273	(25,942)	(3,331)	—
Income before income taxes	28,821	(29,273)	13,220	38,638	6,236
Provision for income taxes	10,589	—	(5,012)	13,680	1,921
Net income	$18,232	$(29,273)	$18,232	$24,958	$4,315

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$703,617	$(432,759)	$670,572	$425,728	$40,076
Cost of sales	328,433	(323,783)	318,956	307,459	25,801
Gross profit	375,184	(108,976)	351,616	118,269	14,275
Operating expenses:
Selling, general and administrative	225,150	(108,976)	240,559	82,074	11,493
Restructuring, net	3,377	—	1,688	1,689	—
Loss on impairment of assets	4,222	—	2,111	2,111	—
Amortization of intangibles	928	—	95	833	—
Total operating expenses	233,677	(108,976)	244,453	86,707	11,493
Operating income	141,507	—	107,163	31,562	2,782
Interest expense, net	59,543	—	71,620	(12,003)	(74)
Expenses related to retirement of debt, net	5,882	—	5,882	—	—
Other expenses	2,653	—	2,653	—	—
Equity in net income of subsidiaries	—	17,249	(15,821)	(1,428)	—
Income before income taxes and cumulative effect of accounting change	73,429	(17,249)	42,829	44,993	2,856
Provision for income taxes	12,102	—	(6,075)	17,274	903
Income before cumulative effect of accounting change	61,327	(17,249)	48,904	27,719	1,953
Cumulative effect of accounting change	(12,423)	—	—	(12,423)	—
Net income	$48,904	$(17,249)	$48,904	$15,296	$1,953

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 25, 2004
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$55,507	$(15,603)	$55,507	$12,323	$3,280
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,768	—	15	14,545	208
Amortization of intangibles	1,293	—	460	833	—
Amortization of deferred financing costs	2,574	—	2,574	—	—
Deferred taxes	1,531	—	(278)	2,626	(817)
Write-off of deferred fees related to retirement of debt, net of gain on note buyback	6,432	—	6,432	—	—
Gain on sale of assets	(56,543)	—	(56,543)	—	—
Loss on impairment of assets	16,449	—	12,683	3,766	—
Other, net	2,604	15,595	(15,322)	1,160	1,171
Increase in net working capital	28,114	—	21,791	5,035	1,288
Increase in amounts due to Parent	—	—	27,264	(26,636)	(628)
Net cash provided by operations	72,729	(8)	54,583	13,652	4,502
Cash flows from investing activities:
Capital expenditures	(13,871)	—	(9)	(13,652)	(210)
Net proceeds from sale of assets	59,924	—	59,924	—	—
Intangible assets acquired	(3,504)	—	(3,504)	—	—
Net cash provided by investing activities	42,549	—	56,411	(13,652)	(210)
Cash flows from financing activities:
Borrowings under revolving credit facilities	115,800	—	115,800	—	—
Repayments under revolving credit facilities	(115,800)	—	(115,800)	—	—
Long-term debt borrowings	467,500	—	467,500	—	—
Long-term debt repayments	(460,300)	—	(460,300)	—	—
Payment of financing costs	(12,850)	—	(12,850)	—	—
Net cash used for financing activities	(5,650)	—	(5,650)	—	—
Effect of exchange rate changes on cash	685	—	—	—	685
Increase (decrease) in cash and cash equivalents	110,313	(8)	105,344	—	4,977
Cash and cash equivalents at beginning of period	27,453	8	13,341	1	14,103
Cash and cash equivalents at end of period	$137,766	$—	$118,685	$1	$19,080

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 27, 2003
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$18,232	$(29,273)	$18,232	$24,958	$4,315
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,102	—	16	13,859	227
Amortization of intangibles	903	—	70	833	—
Amortization of deferred financing costs	2,107	—	2,107	—	—
Deferred taxes	8,748	—	19,180	(10,247)	(185)
Other, net	5,486	29,273	(17,534)	(6,116)	(137)
(Decrease) increase in net working capital	(2,419)	—	(13,014)	10,692	(97)
Increase in amounts due to Parent	—	—	24,660	(23,309)	(1,351)
Net cash provided by operations	47,159	—	33,717	10,670	2,772
Cash flows from investing activities:
Capital expenditures	(18,564)	—	(106)	(18,259)	(199)
Net cash used for investing activities	(18,564)	—	(106)	(18,259)	(199)
Cash flows from financing activities:
Borrowings under revolving credit facilities	228,250	—	228,250	—	—
Repayments under revolving credit facilities	(228,250)	—	(228,250)	—	—
Long-term debt repayments	(34,500)	—	(34,500)	—	—
Payment of financing costs	(1,624)	—	(1,624)	—	—
Maturity of due to/due from related party	1,631	—	(78,886)	80,517	—
Receipt (payment) of dividends	—	—	72,928	(72,928)	—
Net cash used for financing activities	(34,493)	—	(42,082)	7,589	—
Effect of exchange rate changes on cash	1,746	—	—	—	1,746
(Decrease) increase in cash and cash equivalents	(4,152)	—	(8,471)	—	4,319
Cash and cash equivalents at beginning of period	31,605	8	21,812	1	9,784
Cash and cash equivalents at end of period	$27,453	$8	$13,341	$1	$14,103

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2002
(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$48,904	$(17,249)	$48,904	$15,296	$1,953
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,011	—	13	13,735	263
Amortization of intangibles	928	—	95	833	—
Amortization of deferred financing costs	2,138	—	2,138	—	—
Deferred taxes	2,342	—	(4,902)	7,203	41
Write-off of deferred fees related to retirement of debt	5,882	—	5,882	—	—
Cumulative effect of accounting change, net of tax	12,423	—	—	12,423	—
Loss on impairment of assets	4,222	—	2,111	2,111	—
Other, net	2,436	17,249	(13,388)	(1,428)	3
(Decrease) increase in net working capital	(15,489)	—	(18,927)	4,573	(1,135)
Increase in amounts due to Parent	—	—	27,534	(29,914)	2,380
Net cash provided by operations	77,797	—	49,460	24,832	3,505
Cash flows from investing activities:
Capital expenditures	(16,445)	—	(54)	(16,237)	(154)
Intangible assets acquired, net	(975)	200	(225)	(950)	—
Net cash used for investing activities	(17,420)	200	(279)	(17,187)	(154)
Cash flows from financing activities:
Borrowings under revolving credit facilities	164,150	—	164,150	—	—
Repayments under revolving credit facilities	(181,150)	—	(181,150)	—	—
Long-term debt borrowings	450,000	—	450,000	—	—
Long-term debt repayments	(494,050)	—	(494,050)	—	—
Payment of financing costs	(3,681)	—	(3,681)	—	—
Issuance of shares of common stock, net	1,851	(200)	1,851	—	200
Receipt (payment) of dividends	—	—	8,813	(7,645)	(1,168)
Net cash used for financing activities	(62,880)	(200)	(54,067)	(7,645)	(968)
Effect of exchange rate changes on cash	102	—	—	—	102
(Decrease) increase in cash and cash equivalents	(2,401)	—	(4,886)	—	2,485
Cash and cash equivalents at beginning of period	34,006	8	26,698	1	7,299
Cash and cash equivalents at end of period	$31,605	$8	$21,812	$1	$9,784

PLAYTEX PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 2004, December 27, 2003 and December 28, 2002
(In thousands)

	Balance at Beginning of Period	Additions Charged to Income	Write-off		Balance at End of Period
Description
December 28, 2002 Allowance for doubtful accounts(1)	$(2,065)	$(1,053)	$1,844		$(1,274)
December 27, 2003 Allowance for doubtful accounts(1)	$(1,274)	$(763)	$960		$(1,077)
December 25, 2004 Allowance for doubtful accounts	$(1,077)	$(71)	$(166)	(2)	$(1,314)

(1)	Includes allowance for doubtful accounts of our wholly-owned special purpose subsidiary used in conjunction with the Receivable Facility of $668 in 2003 and $302 in 2002 (see Note 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

(2)	Represents a net recovery for fiscal 2004 due primarily to the sale of Kmart Holding Corporation stock received in the bankruptcy settlement.

PLAYTEX PRODUCTS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex’s Form 8-K, dated June 6, 1995.)
3(b)	By-laws of the Company, as amended through May 31, 2001. (Incorporated herein by reference to Exhibit 3 of Playtex’s Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)
4(a)
Indenture dated, May 22, 2001 relating to the 9-3/88% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) among Playtex Products, Inc., as issuer, Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Playtex Investment Corp., Playtex International Corp., TH Marketing Corp., Smile-Tote, Inc., Sun Pharmaceuticals Corp., Personal Care Group, Inc., Personal Care Holdings, Inc., and Carewell Industries, Inc., as Guarantors and the Bank of New York, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex’s Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

4(a)(1)
Registration Rights Agreement relating to the Senior Subordinated Notes among Playtex Products, Inc., as issuer, the guarantors named therein, Credit Suisse First Boston Corporation and Wells Fargo Brokerage Services, LLC (the “Initial Purchasers”). (Incorporated herein by reference to Exhibit 4.2 of Playtex’s Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

4(b)
Indenture, dated as of February 19, 2004 relating to the 8% Senior Secured Notes due 2011 (the “8% Notes”), among Playtex Products, Inc., the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, in as an exhibit thereto the form of the note. (Incorporated herein by reference to Exhibit 4.1 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4(c)
Security Agreement, dated as of February 19, 2004 relating to the 8% Notes, among Playtex Products, Inc., the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.2 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4(d)
Restricted Account Agreement, dated as of February 19, 2004 relating to the 8% Notes, among Playtex Products, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and Wells Fargo Bank, N.A. and acknowledged by the guarantors named therein. (Incorporated herein by reference to Exhibit 4.3 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

4(e)
Pledge Agreement, dated as of February 19, 2004 relating to the 8% Notes, among Playtex Products, Inc., Personal Care Holdings, Inc., Personal Care Group, Inc., Playtex International Corp. and TH Marketing Corp. in favor of Wells Fargo Bank Minnesota, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.4 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)

10(a)
Deferred Benefit Equalization Plan dated August 15, 1977, as amended April 15, 1987. (Incorporated herein by reference to Exhibit 10(e) of Playtex Holding’s Annual Report on Form 10-K for the year ended December 28, 1987.)

10(a)(1)
Deferred Benefit Equalization Plan, amended and restated effective January 1, 2002. (Incorporated herein by reference to Exhibit 10(e)(1) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10(a)(2)
Amendment 2003-1 to the Deferred Benefit Equalization Plan, dated February 27, 2003. (Incorporated herein by reference to Exhibit 10(e)(2) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10(b)	Playtex Management Incentive Plan. (Incorporated herein by reference to Exhibit 10(e) of Playtex’s Annual Report on Form 10-K for the year ended December 30, 2000.)

Exhibit No.	Description
10(c)	Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees. (Incorporated herein by reference to Exhibit 10(hh) of Playtex’s Registration Statement on Form S-1, No. 33-71512.)
10(c)(1)	Amendment No. 1 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex’s Form 8-K, dated June 6, 1995.)
10(c)(2)	Amendment No. 2 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex’s Form 8-K, dated June 6, 1995.)
10(c)(3)	Amendment No. 3 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex’s Form 8-K, dated June 6, 1995.)
10(c)(4)	Amendment No. 4 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Playtex’s Form 8-K, dated June 6, 1995.)
10(c)(5)	Amendment No. 5 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(l)(5) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10(c)(6)	Amendment No. 6 to the 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(1)(6) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)
10(c)(7)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 6, 1999. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)

10(c)(8)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through April 2001. (Incorporated herein by reference to Exhibit 10(1) of Playtex’s Form 10-Q for the period ended June 30, 2001, dated August 14, 2001.)

10(c)(9)
Playtex 1994 Stock Option Plan for Directors and Executive and Key Employees as amended through May 2003. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q for the period ended June 28, 2003, dated August 11, 2003.)

10(d)
Memorandum of Understanding, dated June 21, 1995 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(ab) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.)

10(d)(1)
Memorandum of Understanding, dated May 18, 1999 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(m) of Playtex’s Form 10-Q for the period ended June 26, 1999, dated August 4, 1999.)

10(d)(2)
Memorandum of Understanding, dated April 15, 2003 with Michael R. Gallagher, Chief Executive Officer. (Incorporated herein by reference to Exhibit 10(e)(2) of Playtex’s Form 10-K for the period ended December 27, 2003, dated March 9, 2004.)

10(e)
Form of Retention Agreement dated as of July 22, 1997 between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(f)
Retirement Agreement and General Release, between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 8-K filed by the Company on June 23, 2004 (SEC file no. 1-12620.))

*10(g)	Employment Agreement, dated October 2, 2004 between Neil P. DeFeo, President and Chief Executive Officer, and the Company.
*10(h)	Employment Agreement, dated October 2, 2004 between Kris J. Kelley, Senior Vice President Finance, and the Company.
*10(h)(1)	Amendment to Employment Agreement, dated December 9, 2004 between Kris J. Kelley, Executive Vice President and Chief Financial Officer, and the Company.

Exhibit No.	Description
10(i)
Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex’s Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(j)
Form of Retention Agreement dated as of March 13, 2000 between Paul A. Siracusa and the Company. (Incorporated herein by reference to Exhibit 10(j) of Playtex’s Annual Report on Form 10-K for the year ended December 30, 2000.)

10(k)
Form of Retention Agreement dated as of March 21, 2000 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(k) of Playtex’s Annual Report on Form 10-K for the year ended December 30, 2000.)

10(k)(1)
Amended Form of Retention Agreement dated as of March 20, 2003 between Glenn A. Forbes and the Company. (Incorporated herein by reference to Exhibit 10(l)(1) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10(l)
Form of Retention Agreement dated as of August 1, 2000 between Kevin M. Dunn and the Company. (Incorporated herein by reference to Exhibit 10(l) of Playtex’s Annual Report on Form 10-K for the year ended December 30, 2000.)

10(m)
Form of Retention Agreement dated as of August 1, 2000 between Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(m) of Playtex’s Annual Report on Form 10-K for the year ended December 30, 2000.)

10(n)
Amendment to Retention Agreements, dated as of March 21, 2003 between each of Michael R. Gallagher, James S. Cook, John D. Leahy, Richard G. Powers, Frank M. Sanchez, Paul E. Yestrumskas, Paul A. Siracusa, Kevin M. Dunn and Vincent S. Viviani and the Company. (Incorporated herein by reference to Exhibit 10(o) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10(o)
Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex’s Registration Statement on Form S-1, File No. 33-43771.)

10(p)
Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex’s Registration Statement on Form S-1, File No. 33-43771.)

10(q)
Release Agreement, dated November 5, 1991, between Playtex Investment Corp. and Playtex Apparel Partners, L.P. (Incorporated herein by reference to Exhibit 10(gg) of Playtex’s Registration Statement on Form S-1, No. 33-71512.)

10(r)
Stock Purchase Agreement dated as of March 17, 1995 between Playtex and HWH Capital Partners, L.P., HWH Valentine Partners, L.P. and HWH Surplus Valentine Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 8-K, dated March 17, 1995.)

10(r)(1)
Amendment No.1 to Stock Purchase Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(3) of Playtex’s Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, File No. 333-50099.)

10(r)(2)
First Amended and Restated Registration Rights Agreement, dated as of June 1, 1998, by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement, dated as of March 17, 1995. (Incorporated herein by reference to Exhibit 10(5) of Playtex’s Post Effective Amendment No. 1 to Form S-3 dated as of June 12, 1998, No. 333-50099.)

Exhibit No.	Description
10(r)(3)
Amendment No. 1, dated as of January 29, 1999 to the First Amended and Restated Registration Rights Agreement, dated as of March 17, 1995, as amended and restated as of June 1, 1998 by and among the Company, HWH Capital Partners, L.P., HWH Valentine Partners, L.P., HWH Surplus Valentine Partners, L.P. to the Stock Purchase Agreement. (Incorporated herein by reference to Exhibit 10(t)(3) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(s)
Sublease Agreement between Playtex and AMBAC Capital Management, Inc. dated as of February 20, 1998. (Incorporated herein by reference to Exhibit 10(ah) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(t)
Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to Exhibit 10(ai) of Playtex’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.)

10(u)
Lease Agreement between Playtex Manufacturing, Inc. and Tetra Pak Plastic Packaging R&D GmbH, Hitek FSP, S.A., Tetra Laval Holdings & Finance S.A., and Tetra Laval Credit Inc., dated as of April 26, 1996. (Incorporated herein by reference to Exhibit 10(ai) of Playtex’s Annual Report on Form 10-K for the year ended December 27, 1997.)

10(v)
Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex’s Annual Report on Form 10-K for the year ended December 27, 1997.)

10(w)
Credit Agreement, dated February 19, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent, L/C issuer and a lender. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q filed by the Company on May 5, 2004).

10(w)(1)
Amendment No. 1 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q filed by the Company on November 2, 2004).

*21(a)	Subsidiaries of Playtex.
*23	Consent of KPMG LLP.
*31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an “*” are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(b) through and including 10(n) could be considered compensatory plans or in some manner benefit certain employees.