Form 10-Q
period 2005-04-02
PLAYTEX PRODUCTS INC
filed 2005-05-12
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 2, 2005

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

Registrant’s telephone number, including area code: (203) 341–4000

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

          At May 3, 2005, 61,363,899 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC
INDEX

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended

	April 2, 2005	March 27, 2004

Net sales	$186,685	$191,928
Cost of sales	87,013	91,699

Gross profit	99,672	100,229
Operating expenses:
Selling, general and administrative	57,759	62,938
Restructuring, net	735	93
Amortization of intangibles	608	226

Total operating expenses	59,102	63,257

Operating income	40,570	36,972

Interest expense, net	17,751	16,406
Expenses related to retirement of debt, net	4,746	6,432
Other expenses	21	299

Income before income taxes	18,052	13,835
Provision for income taxes	3,083	5,459

Net income	$14,969	$8,376

Earnings per share, basic and diluted	$0.24	$0.14

Weighted average shares outstanding:
Basic	61,245	61,216
Diluted	61,468	61,216

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 2, 2005	December 25, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,472	$137,766
Receivables, less allowance for doubtful accounts of $1,323 at April 2, 2005 and $1,314 at December 25, 2004	126,315	97,188
Inventories	68,485	71,711
Deferred income taxes, net	10,247	9,789
Other current assets	9,614	8,266

Total current assets	291,133	324,720
Net property, plant and equipment	118,492	120,638
Goodwill	494,307	494,307
Trademarks, patents and other	127,772	128,304
Deferred financing costs, net	15,125	16,586
Other noncurrent assets	6,039	6,835

Total assets	$1,052,868	$1,091,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,509	$41,758
Accrued expenses	78,901	81,112
Income taxes payable	1,908	2,110

Total current liabilities	111,318	124,980
Long-term debt	758,750	800,000
Deferred income taxes	63,614	61,403
Other noncurrent liabilities	19,490	21,072

Total liabilities	953,172	1,007,455

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,304,393 shares at April 2, 2005 and 61,215,856 shares at December 25, 2004	613	612
Additional paid-in capital	526,951	526,233
Retained earnings (accumulated deficit)	(428,063)	(443,032)
Accumulated other comprehensive income	195	122

Total stockholders’ equity	99,696	83,935

Total liabilities and stockholders’ equity	$1,052,868	$1,091,390

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended

	April 2, 2005	March 27, 2004

Cash flows from operations:
Net income	$14,969	$8,376
Adjustments to reconcile net income to net cash used for operations:
Depreciation	3,959	3,676
Amortization of intangibles	608	226
Amortization of deferred financing costs	707	419
Deferred income taxes	1,788	4,830
Prepaid pension asset and postretirement benefits	832	590
Premium (discount) on bond repurchases	3,992	(450)
Write-off of deferred fees related to retirement of debt	754	6,882
Other, net	291	327
Net changes in operating assets and liabilities, net of dispositions:
Accounts receivable and retained interests	(29,041)	(58,536)
Inventories	3,282	3,043
Accounts payable	(11,257)	(3,475)
Accrued expenses	(3,611)	4,620
Other	(978)	5,729

Net cash used for operations	(13,705)	(23,743)
Cash flows from investing activities:
Capital expenditures	(1,982)	(3,035)
Payment for intangible assets	(848)	—

Net cash used for investing activities	(2,830)	(3,035)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	83,000
Repayments under revolving credit facilities	—	(63,000)
Long-term debt borrowings	—	467,500
Long-term debt repayments	(41,250)	(453,250)
(Premium) discount on bond repurchases	(3,992)	450
Payment of financing costs	—	(12,200)
Proceeds from exercise of stock options	689	—

Net cash (used for) provided by financing activities	(44,553)	22,500
Effect of exchange rate changes on cash	(206)	(291)

Decrease in cash and cash equivalents	(61,294)	(4,569)
Cash and cash equivalents at beginning of period	137,766	27,453

Cash and cash equivalents at end of period	$76,472	$22,884

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$18,549	$8,452
Income tax payments, net	$1,497	$140

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three month period ended April 2, 2005 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the first quarter of 2005 are for the 14-week period ended April 2, 2005 and our results for the first quarter 2004 are for the 13-week period ended March 27, 2004.  Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year is a fifty-three week year.

          Our interim financial information and notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2004.  Certain amounts have been reclassified to conform to our current year presentation.

2.     Stock-Based Compensation

          We account for stock–based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, no compensation expense related to our stock options is reflected in our statements of income as stock options granted under the stock option plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  SFAS No. 123 R will require us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our financial statements.  In addition, SFAS No. 123 R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.   In April 2005, the Securities and Exchange Commission (“SEC”) indicated that it would not require companies to record any expense in accordance with SFAS No. 123 R until the first annual period beginning after June 15, 2005, which is fiscal 2006 for us.  We are in the process of evaluating the impact that the adoption of SFAS No. 123 R will have on our Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Stock-Based Compensation (Continued)

          The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share data):

	Three Months Ended

	April 2, 2005	March 27, 2004

Net income:
As reported	$14,969	$8,376
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(346)	(555)

Pro forma—Basic and diluted	$14,623	$7,821

Earnings per share:
As reported: basic and diluted	$0.24	$0.14
Pro forma: basic and diluted	$0.24	$0.13
Weighted average common shares and common equivalent shares outstanding:
Basic	61,245	61,216
Diluted	61,468	61,216

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

3.     Restructuring

          In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring that began in late 2003.  We estimate that restructuring and other charges related to the realignment are expected to total between $17 and $19 million by the end of 2005.  In the fourth quarter of 2004, we recorded $10.2 million of restructuring costs and $0.4 million of other related costs, included in selling, general and administrative (“SG&A”) expenses, related primarily to severance costs under our existing severance policy.  In the first quarter of 2005, we incurred $0.7 million in restructuring charges and $0.5 million in restructuring related charges, of which $0.3 million were included in cost of sales and $0.2 million were included in SG&A.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Restructuring (Continued)

          The following tables summarize the restructuring activities for the three months ended April 2, 2005 and March 27, 2004 (in thousands):

			Utilized, Net
	Beginning Balance	Charges to Income			Ending Balance
			Cash	Non-Cash

2005
Severance and related expenses	$10,675	$—	$(1,023)	$—	$9,652
Early retirement obligations	—	735	(44)	(644)	47

Total	$10,675	$735	$(1,067)	$(644)	$9,699

2004
Severance and related expenses	$2,478	$93	$(1,055)	$—	$1,516

4.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):

	April 2, 2005	December 25, 2004

	(Unaudited)
Inventories:
Raw materials	$12,384	$13,587
Work in process	1,308	1,714
Finished goods	54,793	56,410

Total	$68,485	$71,711

Accrued expenses:
Advertising and sales promotion	$28,908	$21,154
Interest	13,779	14,577
Sun Care returns reserve	9,566	5,994
Employee compensation and benefits	8,835	20,044
Restructuring costs—current	8,256	8,268
Other	9,557	11,075

Total	$78,901	$81,112

Long-term debt:
8% Senior Secured Notes due 2011	$418,750	$460,000
9 3/8% Senior Subordinated Notes due 2011	340,000	340,000

Total	$758,750	$800,000

Accumulated other comprehensive income:
Foreign currency translation(1)	$1,072	$999
Minimum pension liability adjustment(2)	(877)	(877)

Total	$195	$122

(1) Net of tax effect of $0.5 million for each period shown.
(2) Net of tax effect of $0.6 million for each period shown.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Expenses Related to Retirement of Debt

          In the first quarter of 2005, we repurchased on the open market, and subsequently canceled, $41.3 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $4.0 million.  In addition, we wrote off $0.7 million of deferred financing fees, representing the pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

          On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a net gain of approximately $0.3 million, which included a write-off of approximately $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011.

6.     Income Taxes

          In the first quarter of 2005, we recorded a tax benefit of $4.1 million to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from one of our foreign subsidiaries under The American Jobs Creation Act of 2004.  We fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  The tax benefit noted above reflects the reduced tax rate associated with this special repatriation, which was substantially below our statutory rate noted above.

7.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three months ended April 2, 2005 and March 27, 2004 are as follows (in thousands):

	Three Months Ended

Net Periodic Pension Expense	April 2, 2005	March 27, 2004

Service cost—benefits earned during the period	$364	$365
Interest cost on projected benefit obligation	808	789
Expected return on plan assets	(1,090)	(1,064)
Amortization of prior service cost	3	—
Amortization of unrecognized net gain	38	42
Amortization of transition gain	7	8

Net periodic pension expense	$130	$140

          The components of the net periodic postretirement benefit expense for the three months ended April 2, 2005 and March 27, 2004 are as follows (in thousands):

	Three Months Ended

Net Periodic Postretirement Benefit Expense	April 2, 2005	March 27, 2004

Service cost—benefits earned during the period	$189	$179
Interest cost on accumulated benefit obligation	306	266
Amortization of prior service credit	(584)	(584)
Recognized actuarial loss	299	303

Net periodic postretirement benefit expense	$210	$164

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Business Segments

          Effective with the first quarter 2005, we have reorganized our business structure into four product categories, which are categorized as business segments in accordance with GAAP, as follows:

          Our Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
Plastic applicator:		•	Playtex Personal Cleansing Cloths
•	Playtex Gentle Glide,		for use in feminine hygiene, and
•	Playtex Portables, and	•	Playtex Heat Therapy patch to
•	Playtex Slimfits.		alleviate discomfort associated
Cardboard applicator:			with menstrual pain
•	Playtex Beyond, and
•	Playtex Silk Glide.

          Our Infant Care product category includes the following brands:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable Nurser System,	•	Diaper Genie diaper disposal system,
•	Playtex cups and mealtime products,	•	Infant accessories
•	Playtex reusable hard bottles, and
•	Playtex pacifiers.

          Our Skin Care product category includes the following leading and well-recognized brands:

•	Banana Boat Sun Care products,	•	Baby Magic baby toiletries, and
•	Wet Ones pre-moistened towelettes,	•	Mr. Bubble children’s bubble bath.
•	Playtex Gloves,

          Our Other product category includes a number of other brands that we consider non-core to our overall strategic plan.  These products include Ogilvie at-home permanents, Binaca breath spray and drops and other health and beauty care products as well as Woolite rug and upholstery products, which were divested on November 2, 2004.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Business Segments (Continued)

          The results of our business segments for the three months ended April 2, 2005 and March 27, 2004 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges and amortization of intangibles (unaudited, in thousands):

	Three Months Ended

	April 2, 2005		March 27, 2004

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$54,018	$16,610	$55,855	$16,568
Infant Care	46,800	13,954	41,265	12,401
Skin Care	78,456	19,580	80,507	20,370
Other	7,411	2,176	14,301	2,035

Subtotal	186,685	52,320	191,928	51,374
Corporate	—	(11,750)	—	(14,402)

Total	$186,685	$40,570	$191,928	$36,972

9.     Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three months ended April 2, 2005 and March 27, 2004 (unaudited, in thousands, except per share amounts):

	Three Months Ended

	April 2, 2005	March 27, 2004

Numerator:
Net income	$14,969	$8,376

Denominator:
Weighted average shares outstanding—Basic	61,245	61,216
Effect of Dilutive Securities:
Adjustment for dilutive effect of employee stock options	223	—

Weighted average shares outstanding—Diluted	61,468	61,216

Earnings per share, basic and diluted	$0.24	$0.14

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees.  At April 2, 2005 and March 27, 2004, anti–dilutive weighted average shares totaling 5.5 million shares and 7.3 million shares, respectively, were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti-dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Commitments and Contingencies

          In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

          In March 2005, we received a favorable ruling by the appeals court in our suit against a competitor for false advertising.  In April 2005, we received $3.0 million in cash from the competitor as payment for the court–ordered award, which amount has been recorded in SG&A in the first quarter of 2005.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes included in this report and the audited Consolidated Financial Statements and notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 25, 2004.

Forward–Looking Statements

          This document includes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.  The statements contained in this document that are not statements of historical fact may include forward–looking statements that involve a number of risks and uncertainties.  You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it.  Refer to Part I, Item O in our Annual Report on Form 10-K for the year ended December 25, 2004 for factors that may cause actual results to differ materially from our forward–looking statements

Critical Accounting Policies

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

          Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long-lived assets, goodwill and indefinite-lived intangible assets, promotional accruals, restructuring and related charges and pension and postretirement benefits.  For a more in depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 25, 2004.

Overview

          Our results for the first quarter of 2005 are for the 14-week period ended April 2, 2005 and our results for the first quarter of 2004 are for the 13-week period ended March 27, 2004.  We do not believe the extra week in the three months ended April 2, 2005 contributed materially to our net sales or net income as two of the days in late December were slow days just after the Christmas holiday and the shift of the Easter holiday to late March as compared to April in the prior year reduced the impact on shipment days during the quarter.

          Our quarterly results for the three months ended April 2, 2005 and March 27, 2204 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

•	A $3.0 million lawsuit award received from a competitor as settlement of a false advertising claim,
•	Restructuring and related expenses of $1.2 million in the first quarter of 2005 and $1.5 million in the first quarter of 2004,
•	Net expenses related to the retirement of debt of $4.7 million in the first quarter of 2005 and $6.4 million in the first quarter of 2004, and
•	A tax benefit of $4.1 million related to the repatriation of cash from a foreign subsidiary in 2005 under the new tax law.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Results of Operations

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the quarters ended April 2, 2005 and March 27, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10-Q.

	Quarter Ended

	April 2, 2005		March 27, 2004

($ in thousands)	$	%	$	%

Net Sales:
Feminine Care	$54,018	28.9	$55,855	29.1
Infant Care	46,800	25.1	41,265	21.5
Skin Care	78,456	42.0	80,507	42.0
Other	7,411	4.0	7,488	3.9

	186,685	100.0	185,115	96.5
Divested	—	—	6,813	3.5

	186,685	100.0	191,928	100.0
Cost of sales	87,013	46.6	91,699	47.8

Gross profit	99,672	53.4	100,229	52.2
Operating expenses:
Selling, general and administrative	57,759	31.0	62,938	32.8
Restructuring, net	735	0.4	93	0.0
Amortization of intangibles	608	0.3	226	0.1

Total operating expenses	59,102	31.7	63,257	32.9
Operating income	40,570	21.7	36,972	19.3
Interest expense, net	17,751	9.5	16,406	8.5
Expenses related to retirement of debt, net	4,746	2.5	6,432	3.4
Other expenses	21	0.0	299	0.2

Income before income taxes	18,052	9.7	13,835	7.2
Provision for income taxes	3,083	1.7	5,459	2.8

Net income	$14,969	8.0	$8,376	4.4

Quarter Ended April 2, 2005 Compared To Quarter Ended March 27, 2004

Net Sales—Our consolidated net sales decreased $5.2 million, or 3%, to $186.7 million in 2005.  This decrease was due primarily to the divestiture of Woolite in November 2004 as net sales of the product were $6.8 million in the first quarter of 2004.

          Net sales of Feminine Care products decreased $1.8 million, or 3%, to $54.0 million in 2005.  This decrease is due primarily to lower net sales of Beyond as a result of the impact of the pipeline volume in the initial launch of the product in the first quarter of 2004, and to a lesser extent, a reduction in Beyond pricing during the first quarter of 2005.  This decrease was partially offset by higher Gentle Glide shipments due to the introduction of the 36–count multi–pack product.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

          Net sales of Infant Care products increased $5.5 million, or 13%, to $46.8 million in 2005 due primarily to higher shipments of Diaper Genie and baby bottle products versus the comparable period.  The gains in these areas were partially offset by lower shipments in cups as competitive activity continues in this category.

          Net sales of Skin Care products decreased $2.1 million, or 3%, to $78.5 million in 2005 due to lower shipment volume versus the comparable period, due primarily to Baby Magic Toiletries, which continues to face extensive competition in this category, partially offset by higher shipments in Wet Ones hand and face towelettes due to distribution gains.  Shipments of sun care products were flat as compared to the same quarter in 2004 as unfavorable weather reduced reorders, which was offset by lower than expected returns from the 2004 season.

Gross Profit—Our consolidated gross profit decreased $0.6 million, or 1%, to $99.7 million in the first quarter of 2005.  The slight decrease in gross profit was due primarily to the decrease in net sales driven by the impact of the divestiture of Woolite rug and upholstery products in November 2004, substantially offset by an increase in gross profit margin.  As a percent of net sales, gross profit increased 1.2 percentage points to 53.4% in 2005 versus 2004.  The increase in our gross profit margin was due primarily to improved production costs due, in part, to the operational restructuring begun in late 2003 and the realignment efforts announced in February 2005.  This was partially offset by increased raw material costs.

Operating Income—Our consolidated operating income increased $3.6 million, or 10%, to $40.6 million in the first quarter of 2005 due primarily to a $3.0 million lawsuit award received from a competitor as settlement of a false advertising claim.  Exclusive of this award, consolidated operating income increased $0.6 million, or 2%, in the first quarter of 2005, driven primarily by lower selling, general and administrative (“SG&A”) expenses, which were mostly offset by lower gross profit and higher restructuring and amortization costs.  Total SG&A, exclusive of the lawsuit award, decreased $2.2 million for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  Savings from restructuring, lower consulting and legal costs and lower sales promotion were partially offset by the extra week of salaries and higher advertising expenses.

          The increase in amortization of intangibles of $0.4 million is due to the amortization of the non-compete agreement for the former CEO, which was entered into in the fourth quarter of 2004.

Interest Expense—Our consolidated interest expense increased $1.3 million to $17.8 million in the first quarter of 2005 versus the comparable period of 2004.  The increase in interest expense is due to the combination of a higher number of days in the first quarter of 2005 and higher average interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004, partially offset by the impact of lower average debt balances.  The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates.  Our weighted average interest rate for all debt was 8.60% for the quarter ended April 2, 2005, up 1.0 percentage point versus the comparable prior period.  Our average debt balances decreased by $54.3 million in 2005 versus 2004.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Expenses Related to Retirement of Debt—In the first quarter of 2005, we repurchased on the open market and subsequently canceled, $41.3 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $4.0 million.  In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.  On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a net gain of $0.3 million, which included a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”).

Other Expenses—Our consolidated other expenses in the first quarter of 2004 were primarily the costs associated with our receivables facility.  This facility was terminated as a result of our refinancing on February 19, 2004.

Provision for Income Taxes—Our consolidated income tax expense was $3.1 million for the first quarter of fiscal 2005.  This was impacted by a $4.1 million income tax benefit recorded in the quarter as a result of the repatriation of undistributed earnings from a foreign subsidiary under the American Jobs Creation Act of 2004.  We fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  This tax benefit reflects the reduced tax rate associated with this special repatriation, which was substantially below our statutory rate.  Exclusive of this tax benefit, our effective tax rate for the three months ended April 2, 2005 was 39.9% versus 39.5% for the comparable period in 2004.

Liquidity and Capital Resources

Cash and Cash Equivalents

          At April 2, 2005, we had $76.5 million of cash and cash equivalents as compared to $137.8 million at December 25, 2004.  In the first quarter of 2005, we repurchased $41.3 million principal amount of our 8% Notes on the open market, at a premium of $4.0 million.  The cash was also used to finance the seasonal inventory build for the sun care season, to make scheduled bond interest payments and to finance investments in our core brands.  Subsequent to quarter end, through May 3, 2005, we have repurchased $21.7 million principal amount of our 8% Notes.

Cash Flows Analysis (in thousands)

	Three Months Ended

	April 2, 2005	March 27, 2004

Net cash used by operations	$(13,705)	$(23,743)
Net cash used for investing activities	(2,830)	(3,035)
Net cash (used for) provided by financing activities	(44,553)	22,500

Net Cash Used by Operations—Our net cash used by operations was $13.7 million for the three months ended April 2, 2005 as compared to $23.7 million for the same fiscal period in 2004.  Net income, as adjusted for the impact of non-cash items, increased $3.0 million for the first fiscal quarter of 2005 as compared to the same fiscal quarter in 2004.  In addition, the net change in operating assets and liabilities on a comparative basis improved by $7.0 million due primarily to a favorable net change in accounts receivable of $29.5 million.  We terminated our off-balance sheet accounts receivable facility in the first quarter of 2004, which resulted in an additional cash usage of $21.0 million in the first quarter of 2004.  Partially offsetting the improved cash flow from the change in accounts receivable was an unfavorable net change in accounts payable and accrued expenses due primarily to the timing of payments, including $10.1 million of higher debt interest payments as a result of the February 2004 refinancing.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Cash Used for Investing Activities—Our cash used for investing activities of $2.8 million was primarily for capital expenditures in the normal course of business.  In addition, we paid $0.8 million under the non-compete agreement with our former CEO.  Capital expenditures for 2005 are expected to be in the $13.0 million to $14.0 million range.

Net Cash Used for Financing Activities—Our cash used for financing activities of $44.6 million was the result of the repurchase on the open market, and subsequent retirement, of $41.3 million principal amount of our 8% Notes plus related premium costs of $4.0 million.  This was slightly offset by $0.7 million of proceeds from the exercise of stock options.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009.  However, we may not generate sufficient cash from operations to make either the $418.7 million scheduled principal payment on the 8% Notes or the $340.0 million on the 9 3/8% Notes, both due in fiscal 2011.  Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations.  Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations.  However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

          In May 2005, we amended our credit agreement to reduce the amount of the overall commitment to $100 million, which eliminated the portion of the credit agreement commitment that was already unavailable to us based on the level of investment in certain assets used to calculate the borrowing base under the agreement.  In addition, we implemented a pricing grid, which allows for lower interest rates as our interest coverage ratio improves, and we reduced the unused commitment fee rate in certain circumstances.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure about Market Risk

          There have be no material changes in our market risk information since we last reported under Item 7A in our Annual Report on Form 10–K for the year ended December 25, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          There have be no material changes in legal proceedings since we last reported under Part I, Item 3 in our Annual Report on Form 10–K for the year ended December 25, 2004.

Item 6. Exhibits

10.1

Amendment No. 2 to the Credit Agreement, dated May 10, 2005, amongst Playtex Products, Inc, the guarantors named therein and General Electric Capital Corporation, as agent and a lender and UBS AG Stamford Branch, as a lender.

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date: May 12, 2005	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)