Form 10-Q
period 2005-07-02
PLAYTEX PRODUCTS INC
filed 2005-08-03
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 2005

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

          At July 28, 2005, 61,921,594 shares of Playtex Products, Inc. common stock, par value $.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended

	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net sales	$177,014	$185,522	$363,699	$377,450
Cost of sales	84,488	88,248	171,501	179,947

Gross profit	92,526	97,274	192,198	197,503
Operating expenses:
Selling, general and administrative	60,037	69,770	117,796	132,708
Restructuring	1,473	—	2,208	93
Amortization of intangibles	609	225	1,217	451

Total operating expenses	62,119	69,995	121,221	133,252

Operating income	30,407	27,279	70,977	64,251

Interest expense, net	16,293	17,966	34,044	34,372
Expenses related to retirement of debt, net	3,846	—	8,592	6,432
Other expenses	—	37	21	336

Income before income taxes	10,268	9,276	28,320	23,111
Provision for income taxes	4,106	1,021	7,189	6,480

Net income	$6,162	$8,255	$21,131	$16,631

Earnings per share, basic and diluted	$0.10	$0.13	$0.34	$0.27

Weighted average shares outstanding:
Basic	61,561	61,216	61,403	61,216
Diluted	62,225	61,227	61,847	61,221

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 2, 2005	December 25, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,962	$137,766
Receivables, less allowance for doubtful accounts of $1,456 at July 2, 2005 and $1,314 at December 25, 2004	136,533	97,188
Inventories	55,689	71,711
Deferred income taxes, net	11,309	9,789
Other current assets	6,787	8,266

Total current assets	279,280	324,720

Net property, plant and equipment	115,698	120,638
Goodwill	494,307	494,307
Trademarks, patents and other	131,908	128,304
Deferred financing costs, net	13,750	16,586
Other noncurrent assets	4,686	6,835

Total assets	$1,039,629	$1,091,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,233	$41,758
Accrued expenses	98,536	81,112
Income taxes payable	1,942	2,110

Total current liabilities	123,711	124,980

Long-term debt	718,920	800,000
Deferred income taxes	68,053	61,403
Other noncurrent liabilities	18,261	21,072

Total liabilities	928,945	1,007,455

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 61,762,523 shares at July 2, 2005 and 61,215,856 shares at December 25, 2004	627	612
Additional paid-in capital	542,366	526,233
Retained earnings (accumulated deficit)	(421,901)	(443,032)
Accumulated other comprehensive income	(118)	122
Unearned restricted stock compensation	(10,290)	—

Total stockholders’ equity	110,684	83,935

Total liabilities and stockholders’ equity	$1,039,629	$1,091,390

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended

	July 2, 2005	June 26, 2004

Cash flows from operations:
Net income	$21,131	$16,631
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	8,103	7,396
Amortization of intangibles	1,217	451
Amortization of deferred financing costs	1,380	1,140
Amortization of unearned restricted stock compensation	679	—
Deferred income taxes	5,492	8,643
Prepaid pension asset and postretirement benefits	1,714	(140)
Premium (discount) on bond repurchases	7,136	(450)
Write-off of deferred fees related to retirement of debt	1,456	6,882
Other, net	158	229
Net changes in operating assets and liabilities:
Accounts receivable and retained interests	(39,336)	(71,802)
Inventories	16,002	16,128
Accounts payable	(18,722)	(11,261)
Accrued expenses	17,255	33,162
Other	265	2,248

Net cash provided by operations	23,930	9,257
Cash flows from investing activities:
Capital expenditures	(3,498)	(7,529)
Payments for intangible assets	(5,786)	(500)

Net cash used for investing activities	(9,284)	(8,029)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	37,800
Repayments under revolving credit facilities	—	(37,800)
Long-term debt borrowings	—	467,500
Long-term debt repayments	(81,080)	(453,250)
(Premium) discount on bond repurchases	(7,136)	450
Payment of financing costs	—	(12,700)
Proceeds from exercise of stock options	4,944	—

Net cash (used for) provided by financing activities	(83,272)	2,000
Effect of exchange rate changes on cash	(178)	(411)

Decrease in cash and cash equivalents	(68,804)	2,817
Cash and cash equivalents at beginning of period	137,766	27,453

Cash and cash equivalents at end of period	$68,962	$30,270

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$35,563	$24,608
Income tax payments, net	$1,865	$819

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three and six month periods ended July 2, 2005 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the second quarter of 2005 and 2004 are for the 13–week periods ended July 2, 2005 and June 26, 2004.  Our results for the first six months of 2005 are for the 27–week period ended July 2, 2005 and our results for the first six months of 2004 are for the 26–week period ended June 26, 2004.  Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year is a fifty-three week year.

          Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2004.  Certain prior year amounts have been reclassified to conform to our current year presentation.

2.      Stock-Based Compensation

          We account for stock–based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, we have not recorded any compensation expense related to our issued and outstanding stock options and have recorded approximately $0.7 million of compensation expense in the second quarter of 2005, related to the issuance of restricted stock during the same period.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  SFAS No. 123 (R) will require us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our financial statements.  In addition, SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.   In April 2005, the Securities and Exchange Commission (“SEC”) indicated that it would not require companies to record any expense in accordance with SFAS No. 123 (R) until the first annual period beginning after June 15, 2005, which is fiscal 2006 for us.  Adoption of this statement will have an impact on reported net income as we will be required to expense the fair value of our stock–based compensation awards rather than disclose the impact on our consolidated net income written in our footnotes, which is our current practice.  We are in the process of evaluating the extent of the impact.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Stock-Based Compensation (Continued)

          The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (Unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended

	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income:
As reported	$6,162	$8,255	$21,131	$16,631
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of tax	(489)	(546)	(835)	(1,101)

Pro forma—Basic and diluted	$5,673	$7,709	$20,296	$15,530

Earnings per share:
As reported: Basic and diluted	$0.10	$0.13	$0.34	$0.27
Pro forma: Basic and diluted	$0.09	$0.13	$0.33	$0.25
Weighted average common shares and common equivalent shares outstanding:
Basic	61,561	61,216	61,403	61,216
Diluted	62,225	61,227	61,847	61,221

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

3.     Restructuring

          In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring that began in late 2003.  We estimate that restructuring and other charges related to the realignment are expected to total between $17 and $19 million by the end of 2005, of which $10.2 million of restructuring costs related primarily to severance costs under our existing severance policy and $0.4 million of other related costs in selling, general and administrative (“SG&A”) expenses were recorded in the fourth quarter of 2004.  In the first half of 2005, we incurred $2.2 million in restructuring charges and $1.2 million in restructuring related charges, of which $1.0 million were included in cost of sales and $0.2 million were included in SG&A, related to the previously disclosed realignment program.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Restructuring (Continued)

          The following tables summarize the restructuring activities for the six months ended July 2, 2005 and June 26, 2004 (Unaudited, in thousands):

	Beginning Balance	Charge to Income	Adjustments and Changes to Estimates	Utilized, Net		Ending Balance

				Cash	Non-Cash

Fiscal 2005
Severance and related expenses	$10,675	$158	$36	$(4,592)	$—	$6,277
Early retirement obligations	—	2,050	—	(273)	(1,679)	98

Total	$10,675	$2,208	$36	$(4,865)	$(1,679)	$6,375

Fiscal 2004
Severance and related expenses	$2,478	$93	$—	$(1,150)	$—	$1,421

4.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):

	July 2, 2005	December 25, 2004

	(Unaudited)
Inventories:
Raw materials	$9,052	$13,587
Work in process	1,154	1,714
Finished goods	45,483	56,410

Total	$55,689	$71,711

Accrued expenses:
Advertising and sales promotion	$34,340	$21,154
Sun Care returns reserve	19,922	5,994
Interest	13,058	14,577
Employee compensation and benefits	12,882	20,044
Restructuring costs—current	5,391	8,268
Other	12,943	11,075

Total	$98,536	$81,112

Long–term debt:
8% Senior Secured Notes due 2011	$378,920	$460,000
9 3/8% Senior Subordinated Notes due 2011	340,000	340,000

Total long-term debt	$718,920	$800,000

Accumulated other comprehensive income:
Foreign currency translation(1)	$759	$999
Minimum pension liability adjustment(2)	(877)	(877)

Total	$(118)	$122

(1) Net of tax effect of $0.4 million at July 2, 2005 and $0.5 million at December 25, 2004.
(2) Net of tax effect of $0.6 million for each period shown.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Expenses Related to Retirement of Debt, Net

          In the first half of 2005, we repurchased on the open market, and subsequently canceled, $81.1 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $7.1 million.  In addition, we wrote off $1.5 million of deferred financing fees, representing the pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

          On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a gain of approximately $0.5 million, which was partially offset by a write-off of approximately $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011.

6.     Income Taxes

          In the second quarter of 2005, we recorded a tax provision of $4.1 million reflecting our 40% effective tax rate.  The first half of 2005 includes a tax benefit of $4.1 million recorded in the first quarter to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from one of our foreign subsidiaries under The American Jobs Creation Act of 2004.  We fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  The tax benefit noted above reflects the reduced tax rate associated with this special repatriation, which was substantially below our statutory rate noted above.

          In the second quarter of 2004, we recorded a $2.8 million tax benefit resulting from the favorable settlement of a foreign tax audit.  Exclusive of this benefit our effective tax rate for the second quarter of 2004 was 41%.

7.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three and six months ended July 2, 2005 and June 26, 2004 are as follows (Unaudited, in thousands):

	Three Months Ended		Six Months Ended

Net Periodic Pension Expense	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost—benefits earned during the period	$363	$365	$727	$730
Interest cost on projected benefit obligation	814	789	1,622	1,578
Expected return on plan assets	(1,082)	(1,064)	(2,172)	(2,128)
Amortization of prior service cost	4	—	7	—
Recognized actuarial loss	102	42	140	84
Amortization of transition obligation	7	9	14	17

Net periodic pension expense	$208	$141	$338	$281

          The components of the net periodic postretirement benefit expense for the three and six month periods ended July 2, 2005 and June 26, 2004 are as follows (Unaudited, in thousands):

	Three Months Ended		Six Months Ended

Net Periodic Postretirement Benefit Expense	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost—benefits earned during the period	$189	$179	$378	$358
Interest cost on accumulated benefit obligation	306	266	612	532
Amortization of prior service credit	(584)	(583)	(1,168)	(1,167)
Recognized actuarial loss	299	303	598	606

Net periodic postretirement benefit expense	$210	$165	$420	$329

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Business Segments

          We are organized in four product categories, which are categorized as business segments in accordance with GAAP, as follows:

          Our Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
Plastic applicator:		•	Playtex Personal Cleansing Cloths for use in feminine hygiene, and
•	Playtex Gentle Glide,
•	Playtex Portables, and	•	Playtex Heat Therapy patch to alleviate discomfort associated with menstrual pain.
•	Playtex Slimfits.
Cardboard applicator:
•	Playtex Beyond, and
•	Playtex Silk Glide.

Our Infant Care product category includes the following brands:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable Nurser System,	•	Diaper Genie diaper disposal system,
•	Playtex cups and mealtime products,	•	Infant accessories
•	Playtex reusable hard bottles, and
•	Playtex pacifiers.

Our Skin Care product category includes the following well-recognized brands:

•	Banana Boat Sun Care products,	•	Baby Magic baby toiletries, and
•	Wet Ones pre-moistened towelettes,	•	Mr. Bubble children’s bubble bath.
•	Playtex Gloves,

          Our Other product category includes a number of other brands that we consider non-core to our overall strategic plan.  These products include Ogilvie at-home permanents, Binaca breath spray and drops and other health and beauty care products as well as Woolite rug and upholstery products.  The Woolite product line was divested on November 2, 2004.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Business Segments (Continued)

          The results of our business segments for the three and six months ended July 2, 2005 and June 26, 2004 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges and amortization of intangibles (Unaudited, in thousands):

	Three Months Ended

	July 2, 2005		June 26, 2004

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$57,977	$16,352	$57,781	$14,973
Infant Care	38,655	8,068	40,734	8,219
Skin Care	73,749	17,475	72,604	15,871
Other	6,633	2,109	14,403	2,117

Subtotal	177,014	44,004	185,522	41,180
Corporate	—	(13,597)	—	(13,901)

Total	$177,014	$30,407	$185,522	$27,279

	Six Months Ended

	July 2, 2005		June 26, 2004

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$111,995	$32,962	$113,636	$31,541
Infant Care	85,455	22,022	81,999	20,620
Skin Care	152,205	37,055	153,111	36,241
Other	14,044	4,285	28,704	4,152

Subtotal	363,699	96,324	377,450	92,554
Corporate	—	(25,347)	—	(28,303)

Total	$363,699	$70,977	$377,450	$64,251

9.     Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and six months ended July 2, 2005 and June 26, 2004 (Unaudited, in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Numerator:
Net income—as reported	$6,162	$8,255	$21,131	$16,631

Denominator:
Weighted average shares outstanding—Basic	61,561	61,216	61,403	61,216
Effect of Dilutive Securities:
Dilutive effect of restricted stock	6	—	3	—
Dilutive effect of performance stock options	106	—	53	—
Dilutive effect of time based stock options	552	11	388	5

Weighted average shares outstanding—Diluted	62,225	61,227	61,847	61,221

Earnings per share, basic and diluted	$0.10	$0.13	$0.34	$0.27

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Earnings Per Share (Continued)

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees.  At July 2, 2005 and June 26, 2004, anti–dilutive weighted average shares totaling 3.6 million shares and 7.5 million shares, respectively, were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti-dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

10.    Commitments and Contingencies

          In our opinion, there are no claims, commitments, guarantees or litigation pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

11.    Subsequent Event

          We have entered into an agreement to purchase the distribution rights for all Banana Boat sales in the states of California, Arizona and Nevada from Banana Boat of California, an independent third party who acquired such distribution rights prior to our purchase of the Banana Boat brand in 1995.  The transaction is anticipated to close in September 2005 for a purchase price of approximately $27.0 million.  During the second quarter of 2005, we purchased distribution rights for two sales territories in Florida, owned by two independent third parties, for a combined purchase price of approximately $4.7 million.  With the completion of these transactions, we will have exclusive distribution rights for Banana Boat worldwide.

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

Overview

          Our results for the second quarter of 2005 and 2004 are for the 13–week periods ended July 2, 2005 and June 26, 2004.  Our results for the first six months of 2005 are for the 27–week period ended July 2, 2005 and our results for the first six months of 2004 are for the 26–week period ended June 26, 2004.  We do not believe the extra week in the first quarter of 2005 contributed materially to our net sales or net income as two of the days in late December were slow days just after the Christmas holiday and the shift of the Easter holiday to late March as compared to April in the prior year reduced the impact on shipment days during the quarter.

          Our results for the three and six months ended July 2, 2005 and June 26, 2004 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

•

Restructuring and related expenses of $2.2 million and $3.4 million for the three and six months ended July 2, 2005, respectively, as compared to $1.1 million and $2.6 million for the three and six months ended June 26, 2004, respectively,

•	Net expenses related to the retirement of debt of $3.8 million and $8.6 million in the second quarter and first half of 2005, respectively, and $6.4 million in the first quarter of 2004,
•

A $3.0 million legal award received in the first quarter of 2005 from a competitor as settlement of a false advertising claim and a $1.5 million legal settlement received in the second quarter of 2005, and

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

•

A tax benefit of $4.1 million related to the repatriation of cash from a foreign subsidiary in the first quarter of 2005 under the new tax law.  The second quarter of 2004 includes a tax benefit of $2.8 million as the result of the favorable settlement of a foreign tax audit.

          The three and six months financial results includes sales and operating income from Woolite, which was divested in November 2004.  Therefore the results may not be comparable for the periods presented.

Results of Operations

Three Months Ended July 2, 2005 Compared To Three Months Ended June 26, 2004

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended July 2, 2005 and June 26, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10-Q (Unaudited, in thousands):

	Three Months Ended

	July 2, 2005		June 26, 2004

	$	%	$	%

Net Sales:
Feminine Care	$57,977	32.8	$57,781	31.1
Infant Care	38,655	21.8	40,734	22.0
Skin Care	73,749	41.7	72,604	39.1
Other	6,633	3.7	6,814	3.7

	177,014	100.0	177,933	95.9
Divested	—	—	7,589	4.1

	177,014	100.0	185,522	100.0
Cost of sales	84,488	47.7	88,248	47.6

Gross profit	92,526	52.3	97,274	52.4
Operating expenses:
Selling, general and administrative	60,037	33.9	69,770	37.6
Restructuring	1,473	0.9	—	—
Amortization of intangibles	609	0.3	225	0.1

Total operating expenses	62,119	35.1	69,995	37.7

Operating income	30,407	17.2	27,279	14.7

Interest expense, net	16,293	9.2	17,966	9.7
Expenses related to retirement of debt, net	3,846	2.2	—	—
Other expenses	—	—	37	0.0

Income before income taxes	10,268	5.8	9,276	5.0
Provision for income taxes	4,106	2.3	1,021	0.6

Net income	$6,162	3.5	$8,255	4.4

Net Sales—Our consolidated net sales decreased $8.5 million, or 5%, to $177.0 million in 2005.  This decrease was due primarily to the divestiture of Woolite in November 2004 as net sales of the product were $7.6 million in the second quarter of 2004.  Exclusive of the divested brand, net sales were essentially flat for the second quarter of 2005 versus the comparable period of 2004.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

          Net sales of Feminine Care products were essentially flat in the second quarter of 2005 as compared to the similar quarter in 2004.  Improved sales of Beyond, despite the impact of the recent price reduction, were offset by lower shipments of our other cardboard tampon products which are being phased out.

          Net sales of Infant Care products decreased $2.1 million, or 5%, to $38.7 million in the second quarter of 2005 due primarily to lower shipments of Diaper Genie versus the comparable period as a result of promotional timing and the launch of an improved Diaper Genie in the prior year period.  Competitive activity continues in the infant feeding category, particularly in cups.  Net shipments of infant feeding products were down 1% in the second quarter of 2005 versus the comparable period in 2004.  This was offset by the positive impact of shipments of our new Hip Hammock child carrier.

          Net sales of Skin Care products increased $1.1 million, or 2%, to $73.7 million for the second quarter of 2005.  This increase was driven by higher shipments of Wet Ones due to distribution gains and higher Banana Boat shipments as improved weather in the latter portion of the quarter improved replenishment orders.  The above gains were substantially offset by the anticipated decrease in Baby Magic toiletries of $2.2 million due to extensive competitive activity in this category.

Gross Profit—Our consolidated gross profit decreased $4.7 million, or 5%, to $92.5 million in the second quarter of 2005.  The decrease in gross profit was due primarily to the decrease in net sales driven by the impact of the divestiture of Woolite rug and upholstery products in November 2004.  Exclusive of the divestiture of Woolite, gross profit was essentially flat versus the second quarter of 2004, in line with the net sales result as adjusted for the divestiture of Woolite.  As a percent of net sales, gross profit decreased 0.1 percentage point to 52.3% in 2005 versus 2004.  The slight decrease in our gross profit margin was due primarily to increased raw material costs which substantially offset the savings associated with our restructuring efforts.

Operating Income—Our consolidated operating income increased $3.1 million, or 11%, to $30.4 million in the second quarter of 2005 driven primarily by lower selling, general and administrative (“SG&A”) expenses of $9.7 million.  This was offset in part by lower gross profit of $4.7 million as described above, restructuring costs of $1.5 million primarily related to early retirement and severance related costs and an increase in amortization of intangibles of $0.4 million due to the amortization of the non-compete agreement for the former CEO, which commenced in the fourth quarter of 2004.

          The $9.7 million decrease in SG&A was the result of lower advertising and promotional expenses of $4.2 million, as the second quarter of 2004 included support of the Beyond launch and spending on the divested Woolite brand; a reduction of overhead expenses of $3.6 million, due to the impact of our restructuring efforts; a receipt of a legal settlement of $1.5 million; additionally, the second quarter of 2005 included $0.7 million of expense associated with restricted stock awards.  The second quarter of 2004 included $1.1 million of restructuring related expenses in SG&A.

Interest Expense, Net—Our consolidated interest expense, net decreased $1.7 million to $16.3 million in the second quarter of 2005 versus the comparable period of 2004.  The decrease in interest expense, net is due to the impact of lower average debt balances.  Our average debt balance decreased by $89.4 million in the second quarter of 2005 versus the comparable period in 2004.

Expenses Related to Retirement of Debt—In the second quarter of 2005, we repurchased on the open market, and subsequently canceled, $39.8 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $3.1 million.  In addition, we wrote off $0.8 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

Provision for Income Taxes—Our consolidated income tax expense was $4.1 million for the second quarter of 2005 and $1.0 million for the second quarter of 2004.  The second quarter of 2004 included a $2.8 million tax benefit as the result of the favorable settlement of a foreign tax audit during the same period.  Our effective tax rate for the three months ended July 2, 2005 was 40.0% versus 41.2% for the comparable period in 2004, exclusive of the tax benefit noted above.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Six Months Ended July 2, 2005 Compared To Six Months Ended June 26, 2004

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the six months ended July 2, 2005 and June 26, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10-Q (Unaudited, in thousands):

	Six Months Ended

	July 2, 2005		June 26, 2004

	$	%	$	%

Net Sales:
Feminine Care	$111,995	30.8	$113,636	30.1
Infant Care	85,455	23.5	81,999	21.7
Skin Care	152,205	41.8	153,111	40.6
Other	14,044	3.9	14,302	3.8

	363,699	100.0	363,048	96.2
Divested	—	—	14,402	3.8

	363,699	100.0	377,450	100.0
Cost of sales	171,501	47.2	179,947	47.7

Gross profit	192,198	52.8	197,503	52.3
Operating expenses:
Selling, general and administrative	117,796	32.4	132,708	35.2
Restructuring	2,208	0.6	93	0.0
Amortization of intangibles	1,217	0.3	451	0.1

Total operating expenses	121,221	33.3	133,252	35.3

Operating income	70,977	19.5	64,251	17.0

Interest expense, net	34,044	9.4	34,372	9.1
Expenses related to retirement of debt, net	8,592	2.3	6,432	1.7
Other expenses	21	0.0	336	0.1

Income before income taxes	28,320	7.8	23,111	6.1
Provision for income taxes	7,189	2.0	6,480	1.7

Net income	$21,131	5.8	$16,631	4.4

Net Sales—Our consolidated net sales decreased $13.8 million, or 4%, to $363.7 million in 2005.  This decrease was due primarily to the divestiture of Woolite in November 2004 as net sales of the product were $14.4 million in the first half of 2004.  Exclusive of the divestiture, net sales were essentially flat for the first half of 2005 as compared to the first half of 2004.

          Net sales of Feminine Care products decreased $1.6 million, or 1%, to $112.0 million in 2005.  This decrease is due to lower net sales of Beyond as a result of the impact of the pipeline volume in the initial launch of the product in the first quarter of 2004, and to a lesser extent, a reduction in Beyond pricing that was initiated in the first quarter of 2005.  This decrease was partially offset by higher Gentle Glide shipments due to the introduction of the 36-count multi–pack product.

          Net sales of Infant Care products increased $3.5 million, or 4%, to $85.5 million in 2005 due primarily to higher shipments of Diaper Genie and baby bottle products versus the comparable period.  The gains in these areas were partially offset by lower shipments in cups as competitive activity continues in this category.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

          Net sales of Skin Care products decreased $0.9 million, or 1%, to $152.2 million in 2005 due to lower shipment volume of $4.4 million in Baby Magic toiletries, which continues to face extensive competition in this category, partially offset by higher shipments in Wet Ones hand and face towelettes due to distribution gains.

Gross Profit—Our consolidated gross profit decreased $5.3 million, or 3%, to $192.2 million in the first half of 2005.  The decrease in gross profit was due primarily to the decrease in net sales driven by the impact of the divestiture of Woolite in November 2004, partially offset by an increase in gross profit margin for the remaining businesses.  Exclusive of the Woolite divestiture, gross profit increased $1.9 million for the first half of 2005 as compared to the same period in 2004, despite the fact that net sales were essentially flat, excluding Woolite.  As a percent of net sales, gross profit increased 0.5 percentage points to 52.8% in 2005 versus 2004.  The increase in our gross profit margin was due primarily to improved production costs due, in part, to the operational restructuring begun in late 2003 and continuing with the realignment efforts announced in February 2005.  This was partially offset by increased raw material costs.

Operating Income—Our consolidated operating income increased $6.7 million, or 10%, to $71.0 million in the first half of 2005 due primarily to a $3.0 million legal award received from a competitor as settlement of a false advertising claim and receipt of another legal settlement of $1.5 million.  Exclusive of these awards, consolidated operating income increased $2.2 million, or 2%, in the first half of 2005 as compared to the first half of fiscal 2004, driven primarily by lower SG&A expenses, which was partially offset by lower gross profit due to the divestiture of Woolite and higher restructuring and amortization costs.  In SG&A, savings from restructuring, lower consulting and legal costs and lower sales promotion, due in part to the impact of the Beyond launch on 2004 promotional spending, were partially offset by the extra week of salaries in the first quarter of 2005, and expenses related to restricted stock awards.

          The increase in amortization of intangibles of $0.8 million is due to the amortization of the non-compete agreement for the former CEO, which commenced in the fourth quarter of 2004.

Interest Expense, Net—Our consolidated interest expense, net decreased $0.3 million to $34.0 million in the first half of 2005 versus the comparable period of 2004.  The decrease in interest expense, net is due to the combination of the impact of lower average debt balances, partially offset by a higher number of days in the first half of 2005 and higher average interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004.  Our average debt balances decreased by $71.9 million in the first half 2005 versus the comparable period in 2004.  Substantially offsetting this decrease was higher interest due to a 14–week fiscal first quarter in 2005 as compared to a 13-week fiscal first quarter in 2004.  In addition, the refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates.

Expenses Related to Retirement of Debt—In the first half of 2005, we repurchased on the open market, and subsequently canceled, $81.1 million principal amount of our 8% Notes at a premium of $7.1 million.  In addition, we wrote off $1.5 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.  On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a gain of $0.5 million, which was partially offset by a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”).

Other Expenses—Our consolidated other expenses in the first half of 2004 were primarily the costs associated with our receivables facility.  This facility was terminated as a result of our refinancing on February 19, 2004.

Provision for Income Taxes—Our consolidated income tax expense was $7.2 million for the first half of fiscal 2005.  This was positively impacted by a $4.1 million income tax benefit recorded in the first quarter as a result of the repatriation of undistributed earnings from a foreign subsidiary under the American Jobs Creation Act of 2004.  We fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  This tax benefit reflects the reduced tax rate associated with this special repatriation, which was substantially below our statutory rate.  Exclusive of this tax benefit, our effective tax rate for the six months ended July 2, 2005 was 40.0%.  The provision for income taxes in 2004 included a $2.8 million tax benefit.  Exclusive of this benefit, the effective tax rate for the six months ended June 26, 2004 was also 40.1%.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Liquidity and Capital Resources

Cash and Cash Equivalents

          At July 2, 2005, we had $69.0 million of cash and cash equivalents as compared to $137.8 million at December 25, 2004.  This decrease in cash was primarily the result of the repurchase of  $81.1 million principal amount of our 8% Notes on the open market, at a premium of $7.1 million.  This was partially offset by the cash flow generated from operations in the first half of 2005.

Cash Flows Analysis (Unaudited, in thousands)

	Six Months Ended

	July 2, 2005	June 26, 2004

Net cash provided by operations	$23,930	$9,257
Net cash used for investing activities	(9,284)	(8,029)
Net cash (used for) provided by financing activities	(83,272)	2,000

Net Cash Provided by Operations—Our net cash provided by operations was $23.9 million for the six months ended July 2, 2005 as compared to $9.3 million for the same period in 2004.  The year over year increase was due primarily to improved working capital of $7.0 million and increased net income as adjusted for the non-cash impacts to net income of $7.6 million.  The improved working capital was the result of lower accounts receivable, due in part to lower days sales outstanding, partially offset by the timing of expense payments.

Net Cash Used for Investing Activities—Our cash used for investing activities of $9.3 million for the six months ended July 2, 2005 was comprised of $4.7 million for the purchase of certain distribution rights associated with our Banana Boat product and $1.3 million under the non-compete agreement with the former CEO.  In addition, capital expenditures in the normal course of business were $3.5 million through the six months ended July 2, 2005 as compared to $7.5 million in the six months ended June 26, 2004.  On a year to date basis, capital expenditures in 2005 are well below that of the prior year due to the timing of capital projects.  Capital expenditures for 2005 are expected to be in the $12 million to $14 million range.

Net Cash Used for Financing Activities—Our cash used for financing activities of $83.3 million was the result of the repurchase on the open market, and subsequent retirement, of $81.1 million principal amount of our 8% Notes plus related premium costs of $7.1 million.  This was partially offset by $4.9 million of proceeds from the exercise of stock options.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009.  However, we may not generate sufficient cash from operations to make either the $378.9 million scheduled principal payment on the 8% Notes or the $340.0 million on the 9 3/8% Notes, both due in fiscal 2011.  Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations.  Historically, our cash from operations and refinancing activities has enabled us to meet all of our obligations.  However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          There have be no material changes in legal proceedings since we last reported under Part I, Item 3 in our Annual Report on Form 10–K for the year ended December 25, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on May 16, 2005, the following actions were taken:

          Ten nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2006 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld

Douglas D. Wheat	51,284,408	2,465,395
Neil P. DeFeo	40,982,401	12,767,402
Herbert M. Baum	52,409,213	1,340,590
Michael R. Eisenson	52,473,520	1,276,283
Ronald B. Gordon	52,652,313	1,097,490
Robert B. Haas	49,791,938	3,957,865
R. Jeffrey Harris	49,791,179	3,958,624
C. Ann Merrifield	52,660,711	1,089,092
Susan R. Nowakowski	52,660,281	1,089,522
Todd D. Robichaux	49,785,801	3,964,002

The selection of the firm of KPMG LLP was ratified as our independent auditors for fiscal 2005.

Votes For	Votes Against	Abstentions

53,481,772	234,991	33,040

The Incentive Bonus Plan was ratified.

Votes For	Votes Against	Abstentions

42,009,933	3,496,254	940,572

The Stock Award Plan was ratified.

Votes For	Votes Against	Abstentions

28,896,958	16,610,258	939,542

PLAYTEX PRODUCTS, INC.
PART II—OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

10.1	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 99.1 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)

10.2	Form of Director Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.2 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)

10.3	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.3 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)

10.4

Change in Control Stock Award Agreement, dated June 16, 2005 with James S. Cook, Senior Vice President of Operations (Incorporated herein by reference to Exhibit 99.4 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)

10.5	Playtex Products, Inc. Stock Award Plan (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2005.)

10.6	Playtex Products, Inc. 2003 Stock Option Plan (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2003.)

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date: August 3, 2005	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)