Form 10-Q
period 2005-10-01
PLAYTEX PRODUCTS INC
filed 2005-10-31
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

At October 24, 2005, 63,446,919 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net sales	$146,649	$148,531	$510,348	$525,981
Cost of sales	68,099	71,534	239,600	251,481

Gross profit	78,550	76,997	270,748	274,500
Operating expenses:
Selling, general and administrative	56,159	56,445	173,955	189,153
Restructuring	708	—	2,916	93
Amortization of intangibles	605	241	1,822	692

Total operating expenses	57,472	56,686	178,693	189,938

Operating income	21,078	20,311	92,055	84,562

Interest expense, net	15,570	18,072	49,614	52,444
Expenses related to retirement of debt, net	1,699	—	10,291	6,432
Other expenses	—	—	21	336

Income before income taxes	3,809	2,239	32,129	25,350
Provision for income taxes	438	859	7,627	7,339

Net income	$3,371	$1,380	$24,502	$18,011

Earnings per share:
Basic	$0.05	$0.02	$0.40	$0.29

Diluted	$0.05	$0.02	$0.39	$0.29

Weighted average shares outstanding:
Basic	62,085	61,216	61,630	61,216
Diluted	62,754	61,224	62,111	61,222

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	October 1, 2005	December 25, 2004

ASSETS
Current assets:
Cash and cash equivalents	$83,769	$137,766
Receivables, less allowance for doubtful accounts of $1,260 at October 1, 2005 and $1,314 at December 25, 2004	93,987	97,188
Inventories	52,643	71,711
Deferred income taxes, net	11,361	9,789
Other current assets	6,934	8,266

Total current assets	248,694	324,720

Net property, plant and equipment	114,359	120,638
Goodwill	494,307	494,307
Trademarks, patents and other, net	158,962	128,304
Deferred financing costs, net	12,767	16,586
Other noncurrent assets	4,391	6,835

Total assets	$1,033,480	$1,091,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,175	$41,758
Accrued expenses	99,456	81,112
Income taxes payable	2,048	2,110

Total current liabilities	126,679	124,980

Long-term debt	699,170	800,000
Deferred income taxes	68,221	61,403
Other noncurrent liabilities	17,279	21,072

Total liabilities	911,349	1,007,455

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 63,444,918 shares at October 1, 2005 and 61,215,856 shares at December 25, 2004	634	612
Additional paid-in capital	549,211	526,233
Retained earnings (accumulated deficit)	(418,530)	(443,032)
Accumulated other comprehensive income	207	122
Unearned equity compensation	(9,391)	—

Total stockholders’ equity	122,131	83,935

Total liabilities and stockholders’ equity	$1,033,480	$1,091,390

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended

	October 1, 2005	September 25, 2004

Cash flows from operations:
Net income	$24,502	$18,011
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	12,060	11,117
Amortization of intangibles	1,822	692
Amortization of deferred financing costs	2,036	1,855
Amortization of unearned equity compensation	2,196	—
Deferred income taxes	5,829	10,601
Prepaid pension asset and postretirement benefits	1,671	399
Premium (discount) on bond repurchases	8,509	(450)
Write-off of deferred fees related to retirement of debt	1,782	6,882
Other, net	677	696
Net changes in operating assets and liabilities:
Accounts receivable and retained interests	3,501	(12,973)
Inventories	19,350	19,816
Accounts payable	(16,841)	(13,106)
Accrued expenses	17,959	26,848
Other	85	2,136

Net cash provided by operations	85,138	72,524
Cash flows from investing activities:
Capital expenditures	(6,508)	(9,319)
Payments for intangible assets	(34,087)	(1,000)

Net cash used for investing activities	(40,595)	(10,319)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	115,800
Repayments under revolving credit facilities	—	(115,800)
Long-term debt borrowings	—	467,500
Long-term debt repayments	(100,830)	(460,750)
(Premium) discount on bond repurchases	(8,509)	450
Payment of financing costs	—	(12,850)
Proceeds from issuance of stock	10,883	—

Net cash used for financing activities	(98,456)	(5,650)
Effect of exchange rate changes on cash	(84)	150

(Decrease) increase in cash and cash equivalents	(53,997)	56,705
Cash and cash equivalents at beginning of period	137,766	27,453

Cash and cash equivalents at end of period	$83,769	$84,158

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$51,012	$44,273
Income tax payments (refunds), net	$1,861	$(2,286)

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three and nine month periods ended October 1, 2005 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the third quarter of 2005 and 2004 are for the 13–week periods ended October 1, 2005 and September 25, 2004.  Our results for the first nine months of 2005 are for the 40–week period ended October 1, 2005 and our results for the first nine months of 2004 are for the 39–week period ended September 25, 2004.  Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty–third week is added every five or six years.  Our 2005 fiscal year is a fifty–three week year.

          Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2004.  Certain prior year amounts have been reclassified to conform to our current year presentation.

2.     Stock–Based Compensation

          We account for stock–based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, we have not recorded any expense for our time–based stock options. In accordance with APB No. 25, we have recorded $1.5 million and $2.2 million of compensation expense in the three and nine month periods ended October 1, 2005, respectively, related to the issuance, in 2005, of restricted stock, performance restricted stock and performance based options during the same period.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share–based Payment.”  SFAS No. 123 (R) will require us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements.  In addition, SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share–based payment arrangements.   In April 2005, the Securities and Exchange Commission (“SEC”) indicated that it would not require companies to record any expense in accordance with SFAS No. 123 (R) until the first annual period beginning after June 15, 2005, which is fiscal 2006 for us.  Adoption of this statement will have an impact on reported net income as we will be required to expense the fair value of our stock–based compensation awards rather than disclose the impact on our consolidated net income within our footnotes, which is our current practice.  We are in the process of evaluating the extent of the impact.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Stock–Based Compensation (Continued)

          The following table illustrates the pro forma effect of stock–based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net income:
As reported	$3,371	$1,380	$24,502	$18,011
Add: Stock–based employee compensation expense included in net income, net of tax	956	—	1,383	—
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(1,796)	(486)	(3,056)	(1,515)

Pro forma—basic and diluted	$2,531	$894	$22,829	$16,496

Earnings per share:
As reported:
Basic	$0.05	$0.02	$0.40	$0.29

Diluted	$0.05	$0.02	$0.39	$0.29

Pro forma: basic and diluted	$0.04	$0.01	$0.37	$0.27

Pro forma weighted average common shares and common equivalent shares outstanding:
Basic	62,085	61,216	61,630	61,216
Diluted	62,860	61,224	62,166	61,222

          The fair value of each stock option grant was estimated on the date of grant using the Black–Scholes option–pricing model, which uses a number of assumptions to estimate the value of stock option grants.  Assumptions used in the Black–Scholes option–pricing model include: risk-free interest rates, dividend yield if applicable, expected option life and the volatility of the underlying stock price.

3.     Impact of Recently Issued Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs.  The statement requires such costs to be treated as a current period expense.  This statement is effective for fiscal years beginning after June 15, 2005.  We are currently evaluating what impact this statement may have on our Consolidated Financial Statements upon adoption.

          In May 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 106–2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).”  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  We adopted FSP SFAS 106–2 during our third quarter ended September 25, 2004.  FSP SFAS 106–2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D.  We have concluded that the benefits under our plan are at least actuarially equivalent to Medicare Part D under the Act. The effect of the subsidy is not expected to have a material impact on our Consolidated Financial Statements.  Our reported net periodic benefit cost currently does not reflect any amount associated with the federal subsidy.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Restructuring

          In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring plan that began in late 2003.  We estimate that restructuring and other charges related to the realignment are expected to total between $17 and $18 million by the end of 2005, of which $10.1 million of restructuring costs and $0.4 million of other related costs were recorded in the fourth quarter of 2004.  In the first nine months of 2005, we incurred $2.9 million in restructuring charges and $1.7 million in other restructuring related charges.  We anticipate recording the remaining $2 to $3 million of restructuring and related costs over the next two quarters.

          The following tables summarize the restructuring activities for the nine months ended October 1, 2005 and September 25, 2004 (unaudited, in thousands):

			Adjustments and Changes to Estimates	Utilized, Net
	Beginning Balance	Charged to Income				Ending Balance
				Cash	Non-Cash

Fiscal 2005
Realignment Plan
Severance and related expenses	$10,075	$362	$—	$(6,410)	$—	$4,027
Early retirement obligations	—	2,091	—	(311)	(1,715)	65
Lease commitments	—	463	—	(4)	—	459

Total	$10,075	$2,916	$—	$(6,725)	$(1,715)	$4,551

Operational Restructuring Plan
Severance and related expenses	$600	$—	$36	$(591)	$—	$45

Fiscal 2004
Operational Restructuring Plan
Severance and related expenses	$2,478	$93	$—	$(1,498)	$—	$1,073

5.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (unaudited, in thousands):

	October 1, 2005	December 25, 2004

Inventories:
Raw materials	$9,396	$13,587
Work in process	1,425	1,714
Finished goods	41,822	56,410

Total	$52,643	$71,711

Accrued expenses:
Advertising and sales promotion	$31,219	$21,154
Sun Care returns reserve	21,921	5,994
Employee compensation and benefits	18,372	20,044
Interest	13,192	14,577
Restructuring costs—current	4,236	8,268
Other	10,516	11,075

Total	$99,456	$81,112

Long–term debt:
8% Senior Secured Notes due 2011	$359,170	$460,000
9 3/8% Senior Subordinated Notes due 2011	340,000	340,000

Total long-term debt	$699,170	$800,000

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Balance Sheet Components (Continued)

	October 1, 2005	December 25, 2004

Accumulated other comprehensive income:
Foreign currency translation(1)	$1,084	$999
Minimum pension liability adjustment(2)	(877)	(877)

Total	$207	$122

6.     Expenses Related to Retirement of Debt, Net

          In the first nine months of 2005, we repurchased on the open market, and subsequently canceled, $100.8 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $8.5 million.  In addition, we wrote off $1.8 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

          On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a gain of approximately $0.5 million, which was partially offset by a write–off of approximately $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011.

7.     Income Taxes

          In the third quarter of 2005, we recorded a tax provision of $0.4 million, which included a tax benefit of $0.7 million associated with the special repatriation of undistributed earnings from one of our foreign subsidiaries under The American Jobs Creation Act of 2004.  The tax provision for the first nine months of 2005 includes a tax benefit of $4.8 million reflecting the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under the new law.  In prior years, we had fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  The tax benefits noted above reflect the reduced tax rate associated with this special repatriation, which was substantially below our statutory rate noted above.  Exclusive of the tax benefits related to the repatriation, our effective tax rate for the three and nine months ended October 1, 2005 was 30% and 39%, respectively.  This decrease was due primarily to the release of certain tax reserves in the third quarter of 2005 as the statute governing the tax issues expired.

          In 2004, we recorded a $2.8 million tax benefit in the second quarter resulting from the favorable settlement of a foreign tax audit.  Exclusive of this benefit our effective tax rate for the three and nine months ended September 25, 2004 was 38% and 40%, respectively.

(1)	Net of tax effect of $0.6 million at October 1, 2005 and $0.5 million at December 25, 2004.
(2)	Net of tax effect of $0.6 million for each period shown.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three and nine months ended October 1, 2005 and September 25, 2004 are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended

Net Periodic Pension Expense	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Service cost—benefits earned during the period	$429	$303	$1,156	$1,033
Interest cost on projected benefit obligation	909	764	2,531	2,342
Expected return on plan assets	(1,186)	(1,068)	(3,358)	(3,196)
Amortization of prior service cost	7	—	14	—
Recognized actuarial loss	97	—	237	84
Amortization of transition obligation	15	9	29	26

Net periodic pension expense	$271	$8	$609	$289

          The components of the net periodic postretirement benefit expense for the three and nine month periods ended October 1, 2005 and September 25, 2004 are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended

Net Periodic Postretirement Benefit Expense	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Service cost—benefits earned during the period	$189	$97	$567	$455
Interest cost on accumulated benefit obligation	306	276	918	808
Amortization of prior service credit	(584)	(584)	(1,752)	(1,751)
Recognized actuarial loss	299	290	897	896

Net periodic postretirement benefit expense	$210	$79	$630	$408

9.     Business Segments

          We are organized in four product categories, which are categorized as business segments in accordance with GAAP, as follows:

          Our Feminine Care product category includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

Tampons		Complementary Products
Plastic applicator:		•	Playtex Personal Cleansing Cloths for use in feminine hygiene, and
•	Playtex Gentle Glide,
•	Playtex Portables, and	•	Playtex Heat Therapy patch to alleviate discomfort associated with menstrual pain.
•	Playtex Slimfits.
Cardboard applicator:
•	Playtex Beyond, and
•	Playtex Silk Glide.

          Our Infant Care product category includes the following brands:

Infant Feeding Products		Other Infant Care Products
•	Playtex disposable Nurser System,	•	Diaper Genie diaper disposal system, and
•	Playtex cups and mealtime products,	•	Infant accessories.
•	Playtex reusable hard bottles, and
•	Playtex pacifiers.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Business Segments (Continued)

          Our Skin Care product category includes the following brands:

•	Banana Boat Sun Care products,	•	Baby Magic baby toiletries, and
•	Wet Ones pre–moistened towelettes,	•	Mr. Bubble children’s bubble bath.
•	Playtex Gloves,

          Our Other product category includes a number of other brands that we consider non–core to our overall strategic plan.  These products include Ogilvie at–home permanents, Binaca breath spray and drops and other health and beauty care products as well as Woolite rug and upholstery products in fiscal 2004.  The Woolite product line was divested on November 2, 2004.

          The results of our business segments for the three and nine months ended October 1, 2005 and September 25, 2004 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (unaudited, in thousands):

	Three Months Ended

	October 1, 2005		September 25, 2004

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$63,753	$22,530	$58,887	$19,068
Infant Care	43,223	12,227	43,278	11,907
Skin Care	32,926	670	30,500	(664)
Other	6,747	1,990	15,866	3,606

Subtotal	146,649	37,417	148,531	33,917
Corporate	—	(16,339)	—	(13,606)

Total	$146,649	$21,078	$148,531	$20,311

	Nine Months Ended

	October 1, 2005		September 25, 2004

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$175,748	$55,492	$172,523	$50,609
Infant Care	128,678	34,249	125,277	32,527
Skin Care	185,131	37,725	183,611	35,577
Other	20,791	6,275	44,570	7,758

Subtotal	510,348	133,741	525,981	126,471
Corporate	—	(41,686)	—	(41,909)

Total	$510,348	$92,055	$525,981	$84,562

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and nine months ended October 1, 2005 and September 25, 2004 (unaudited, in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Numerator:
Net income—as reported	$3,371	$1,380	$24,502	$18,011

Denominator:
Weighted average shares outstanding—basic	62,085	61,216	61,630	61,216
Effect of Dilutive Securities:
Dilutive effect of restricted stock	131	—	43	—
Dilutive effect of time based stock options	538	8	438	6

Weighted average shares outstanding—diluted	62,754	61,224	62,111	61,222

Earnings per share:
Basic	$0.05	$0.02	$0.40	$0.29

Diluted	$0.05	$0.02	$0.39	$0.29

          The basic weighted average shares outstanding does not include the restricted stock issued in 2005.  The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees.  At October 1, 2005 and September 25, 2004, anti–dilutive weighted average shares totaling 2.7 million shares and 7.4 million shares, respectively, were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

11.     Commitments and Contingencies

          In September 2005 we committed to and in October 2005 we repurchased $20 million principal amount of our 8% Notes on the open market.

          The Company is involved in a variety of claims, suits, and proceedings that arise in the ordinary course of its business, including actions with respect to contracts, intellectual property, product liability, and OSHA matters.  Among such matters is a patent infringement suit filed in 2005 against the Company, and a major competitor, in U.S. Federal District Court for the Western District in Wisconsin.  The suit alleges the defendants infringed two U.S. patents, covering spill–proof cup valves, which were issued in August and September of 2000 to the plaintiff.  The plaintiff seeks “a permanent injunction, damages, interest and costs of this action, reasonable attorney fees, and other and further relief as the court deems just and proper.”  The case is scheduled for trial beginning in December 2005.  The Company believes it has a valid defense to this case and will vigorously defend its position.

          Although it is not possible to predict the outcome of this and other legal matters, due to, among other reasons, the uncertainty of jury trials, in our opinion, there are no claims, commitments, guarantees or litigations pending to which we or any of our subsidiaries is a party, which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes included in this report and the audited Consolidated Financial Statements and notes to Consolidated Financial Statements included in our Annual Report on Form 10–K for the year ended December 25, 2004.

Forward–Looking Statements

          This document includes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.  The statements contained in this document that are not statements of historical fact may include forward–looking statements that involve a number of risks and uncertainties.  You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it.  Refer to Part I, Item O in our Annual Report on Form 10–K for the year ended December 25, 2004 for factors that may cause actual results to differ materially from our forward–looking statements.

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

          Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges and pension and postretirement benefits.  In addition, costs related to equity compensation require management to make certain estimates, including the probability about whether certain performance targets, such as operating results and stock price, will be achieved.  These performance targets may be impacted by circumstances outside of the control of management.  For a more in depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10–K for the year ended December 25, 2004.

Overview

          Our results for the third quarter of 2005 and 2004 are for the 13–week periods ended October 1, 2005 and September 25, 2004.  Our results for the first nine months of 2005 are for the 40–week period ended October 1, 2005 and our results for the first nine months of 2004 are for the 39–week period ended September 25, 2004.  We do not believe the extra week in the first nine months of 2005 contributed materially to our net sales or net income, as two of the days in late December were slow days just after the Christmas holiday.

          Our results for the three and nine months ended October 1, 2005 and September 25, 2004 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

•

Restructuring and related expenses of $1.3 million and $4.6 million for the three and nine months ended October 1, 2005, respectively, as compared to $0.6 million and $3.2 million for the three and nine months ended September 25, 2004, respectively,

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

Net expenses related to the retirement of debt of $1.7 million and $10.3 million for the three and nine months ended October 1, 2005, respectively, and $6.4 million for the nine months ended September 25, 2004,

•	Legal awards of $4.5 million received during the first half of 2005, and
•

A tax benefit of $0.7 million and $4.8 million for the three and nine months ended October 1, 2005, respectively, related to the repatriation of cash from foreign subsidiaries under a new tax law.  The second quarter of 2004 included a tax benefit of $2.8 million as the result of the favorable settlement of a foreign tax audit.

          The three and nine month financial results for 2004 include sales and operating income from Woolite, which was divested in November 2004.  Therefore, the results may not be comparable for the periods presented.

Results of Operations

Three Months Ended October 1, 2005 Compared To Three Months Ended September 25, 2004

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended October 1, 2005 and September 25, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (unaudited, in thousands):

	Three Months Ended

	October 1, 2005		September 25, 2004

	$	%	$	%

Net Sales:
Feminine Care	$63,753	43.4	$58,887	39.7
Infant Care	43,223	29.5	43,278	29.1
Skin Care	32,926	22.5	30,500	20.5
Other	6,747	4.6	7,380	5.0

	146,649	100.0	140,045	94.3
Divested	—	—	8,486	5.7

	146,649	100.0	148,531	100.0
Cost of sales	68,099	46.4	71,534	48.2

Gross profit	78,550	53.6	76,997	51.8
Operating expenses:
Selling, general and administrative	56,159	38.3	56,445	38.0
Restructuring	708	0.5	—	—
Amortization of intangibles	605	0.4	241	0.2

Total operating expenses	57,472	39.2	56,686	38.2

Operating income	21,078	14.4	20,311	13.6

Interest expense, net	15,570	10.6	18,072	12.1
Expenses related to retirement of debt, net	1,699	1.2	—	—

Income before income taxes	3,809	2.6	2,239	1.5
Provision for income taxes	438	0.3	859	0.6

Net income	$3,371	2.3	$1,380	0.9

Net Sales—Our consolidated net sales decreased $1.9 million, or 1%, to $146.6 million in the third quarter of 2005.  This decrease was due primarily to the divestiture of Woolite in November 2004 as net sales of the product were $8.5 million in the third quarter of 2004.  Exclusive of the divested brand, net sales were higher by $6.6 million, or 5%, for the third quarter of 2005 versus the comparable period of 2004.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

          Net sales of Feminine Care products increased $4.9 million, or 8%, in the third quarter of 2005 as compared to the similar quarter in 2004.  Improved sales of Gentle Glide and Beyond, due primarily to timing of promotional shipments and despite the impact of the recent Beyond price reduction, were slightly offset by lower shipments of our other cardboard tampon products which are being phased out.

          Net sales of Infant Care products were essentially flat in the third quarter of 2005 as compared to the similar quarter in 2004.  This was due primarily to higher net shipments of infant feeding products, up 3%, in the third quarter of 2005 versus the comparable period in 2004 driven by gains in baby bottles and pacifiers, and the impact of new products in cups.  These gains were offset by lower shipments of Diaper Genie versus the comparable period as a result of competitive activity.

          Net sales of Skin Care products increased $2.4 million, or 8%, to $32.9 million for the third quarter of 2005.  This increase was driven by higher shipments of Wet Ones due to distribution gains and higher Banana Boat shipments as late season reorders were strong due to improved weather.  The above gains were partially offset by a decrease in Baby Magic toiletries due to extensive competitive activity in this category.

Gross Profit—Our consolidated gross profit increased $1.5 million, or 2%, to $78.5 million in the third quarter of 2005.  Exclusive of the Woolite divestiture, gross profit increased $6.4 million in the third quarter of 2005 as compared to the same period in 2004.  The increase in gross profit was due primarily to the impact of favorable product mix due primarily to higher sales of Feminine Care products and our restructuring efforts.  These factors, which were partially offset by higher raw material costs, drove a 1.8 percentage point increase in our gross margin to 53.6% in the third quarter of 2005.

Operating Income—Our consolidated operating income increased $0.8 million, or 4%, to $21.1 million in the third quarter of 2005 driven primarily by higher gross profit of $1.5 million, as described above, and lower selling, general and administrative (“SG&A”) expenses of $0.3 million.  It should be noted that SG&A expenses for the third quarter of 2005 include $1.5 million of non–cash equity compensation, which was not present in the comparable quarter in 2004, and higher advertising expenses as compared to the same quarter in 2004.  This increase in operating income is partially offset by higher restructuring costs of $0.7 million primarily related to early retirement and severance related costs, and an increase in amortization of intangibles of $0.4 million due to the amortization of the non–compete agreement for the former CEO, which commenced in the fourth quarter of 2004.

Interest Expense, Net—Our consolidated interest expense, net decreased $2.5 million to $15.6 million in the third quarter of 2005 versus the comparable period of 2004.  The decrease in interest expense, net is due to the impact of lower average debt balances.  Our average debt balance decreased by $91.9 million in the third quarter of 2005 versus the comparable period in 2004.

Expenses Related to Retirement of Debt—In the third quarter of 2005, we repurchased on the open market, and subsequently canceled, $19.7 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $1.4 million.  In addition, we wrote off $0.3 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

Provision for Income Taxes—Our consolidated income tax expense was $0.4 million for the third quarter of 2005 and $0.9 million for the third quarter of 2004.  The third quarter of 2005 includes a tax benefit of $0.7 million related to the repatriation of cash from a foreign subsidiary under the American Jobs Creation Act of 2004.  Exclusive of this benefit, our effective tax rate for the three months ended October 1, 2005 was 29.9% versus 38.4% for the comparable period in 2004.  This decrease was due to the release of certain tax reserves in the third quarter of 2005 as the statute governing the tax issues had expired.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Nine Months Ended October 1, 2005 Compared To Nine Months Ended September 25, 2004

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the nine months ended October 1, 2005 and September 25, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (unaudited, in thousands):

	Nine Months Ended

	October 1, 2005		September 25, 2004

	$	%	$	%

Net Sales:
Feminine Care	$175,748	34.4	$172,523	32.8
Infant Care	128,678	25.2	125,277	23.8
Skin Care	185,131	36.3	183,611	34.9
Other	20,791	4.1	21,682	4.1

	510,348	100.0	503,093	95.6
Divested	—	—	22,888	4.4

	510,348	100.0	525,981	100.0
Cost of sales	239,600	46.9	251,481	47.8

Gross profit	270,748	53.1	274,500	52.2
Operating expenses:
Selling, general and administrative	173,955	34.1	189,153	36.0
Restructuring	2,916	0.6	93	0.0
Amortization of intangibles	1,822	0.4	692	0.1

Total operating expenses	178,693	35.1	189,938	36.1

Operating income	92,055	18.0	84,562	16.1

Interest expense, net	49,614	9.7	52,444	10.0
Expenses related to retirement of debt, net	10,291	2.0	6,432	1.2
Other expenses	21	0.0	336	0.1

Income before income taxes	32,129	6.3	25,350	4.8
Provision for income taxes	7,627	1.5	7,339	1.4

Net income	$24,502	4.8	$18,011	3.4

Net Sales—Our consolidated net sales decreased $15.6 million, or 3%, to $510.3 million in the first nine months of 2005.  This decrease was due primarily to the divestiture of Woolite in November 2004 as net sales of the product were $22.9 million in the first nine months of 2004.  Exclusive of the divestiture, net sales increased $7.3 million, or 1.4%, in the first nine months of 2005 as compared to the similar period in 2004.

          Net sales of Feminine Care products increased $3.2 million, or 2%, to $175.7 million in the first nine months of 2005.  This increase is due to higher shipments of Gentle Glide due, in part, to the introduction of the 36-count multi–pack product.  This increase was partially offset by lower Beyond sales due to pipeline volume for the initial launch of the product in the first quarter of 2004.

          Net sales of Infant Care products increased $3.4 million, or 3%, to $128.7 million in the first nine months of 2005 due primarily to higher shipments of baby bottle products and pacifiers versus the comparable period in 2004.  The gains in these areas were partially offset by lower shipments in cups during the first half of 2005 as competitive activity continues in this segment.

          Net sales of Skin Care products increased $1.5 million, or 1%, to $185.1 million in 2005 due to increased shipments in Wet Ones and Banana Boat.  The increase related to these brands was partially offset by a reduction in Baby Magic toiletries’ shipments due to extensive competition in this category.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Gross Profit—Our consolidated gross profit decreased $3.8 million, or 1%, to $270.7 million in the first nine months of 2005.  The decrease in gross profit was due primarily to the decrease in net sales driven by the impact of the divestiture of Woolite in November 2004, partially offset by higher gross profit in Feminine Care and Skin Care due to higher shipments in these segments.  Exclusive of the Woolite divestiture, gross profit increased $8.3 million for the first nine months of 2005 as compared to the same period in 2004, as net sales were up $7.3 million, excluding Woolite.  As a percent of net sales, gross profit increased 0.9 percentage points to 53.1% in the first nine months of 2005 versus the comparable period in 2004.  The increase in our gross profit margin was due primarily to improved production costs due, in part, to the operational restructuring begun in late 2003 and continuing with the realignment efforts announced in February 2005, and favorable product mix due primarily to higher sales in Feminine Care.  This was partially offset by increased raw material costs.

Operating Income—Our consolidated operating income increased $7.5 million, or 9%, to $92.1 million in the first nine months of 2005.  This result included the receipt of $4.5 million in legal awards.  Exclusive of these awards, consolidated operating income increased $3.0 million, or 4%, in the first nine months of 2005 as compared to the first nine months of fiscal 2004, driven primarily by lower SG&A expenses, partially offset by lower gross profit, due to the Woolite divestiture, and higher restructuring and amortization costs.  In SG&A, savings from restructuring, lower consulting and legal costs and lower sales promotion, due in part to the impact of the Beyond launch on 2004 promotional spending, were partially offset by the extra week of salaries in the first quarter of 2005, and expenses related to non–cash equity compensation.

          The increase in amortization of intangibles of $1.1 million is due to the amortization of the non–compete agreement for the former CEO, which commenced in the fourth quarter of 2004.

Interest Expense, Net—Our consolidated interest expense, net decreased $2.8 million to $49.6 million in the first nine months of 2005 versus the comparable period of 2004.  The decrease in interest expense, net is due to the combination of the impact of lower average debt balances, partially offset by a higher number of days in the first nine months of 2005 and higher average interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004.  Our average debt balances decreased by $78.6 million in the first nine months 2005 versus the comparable period in 2004.  Substantially offsetting this decrease was higher interest due to a 14–week fiscal first quarter in 2005 as compared to a 13-week fiscal first quarter in 2004.  In addition, the refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates.

Expenses Related to Retirement of Debt—In the nine months of 2005, we repurchased on the open market, and subsequently canceled, $100.8 million principal amount of our 8% Notes at a premium of $8.5 million.  In addition, we wrote off $1.8 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.  On February 19, 2004, we terminated our then outstanding credit facility and receivables facility.  As a result, we wrote off approximately $6.7 million in unamortized deferred financing costs relating to these facilities.  In addition, we recorded a gain of $0.5 million, which was partially offset by a write–off of $0.2 million of unamortized deferred financing fees, as a result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”).

Other Expenses—Our consolidated other expenses in the first nine months of 2004 were primarily the costs associated with our receivables facility.  This facility was terminated as a result of our refinancing on February 19, 2004.

Provision for Income Taxes—Our consolidated income tax expense was $7.6 million for the first nine months of fiscal 2005.  This was positively impacted by a $4.8 million income tax benefit recorded in 2005 as a result of the repatriation of undistributed earnings from foreign subsidiaries under the American Jobs Creation Act of 2004.  In prior years, we had fully provided U.S. taxes for these undistributed earnings at the statutory rate of 35%.  This tax benefit reflects the

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

reduced tax rate associated with this special repatriation, which was substantially below our statutory rate.  Exclusive of this tax benefit, our effective tax rate for the first nine months of 2005 was 39%.  The provision for income taxes in 2004 included a $2.8 million tax benefit related to the favorable settlement of a foreign tax audit.  Exclusive of this benefit, the effective tax rate for the first nine months of 2004 was 40%.

Liquidity and Capital Resources

Cash and Cash Equivalents

          At October 1, 2005, we had $83.8 million of cash and cash equivalents as compared to $137.8 million at December 25, 2004.  This decrease in cash was primarily the result of the repurchase of $100.8 million principal amount of our 8% Notes on the open market, at a premium of $8.5 million, and the acquisition of certain Banana Boat distribution rights for $32.4 million.  This decrease was partially offset by the cash flow generated from operations in the first nine months of 2005 and proceeds from employee stock awards.

          In October 2005, we repurchased an additional $20.0 million principal amount of our 8% Notes on the open market, at a premium of $1.3 million.  We will write off $0.3 million of unamortized deferred financing fees relating to these repurchased 8% Notes.

Cash Flows Analysis (unaudited, in thousands)

	Nine Months Ended

	October 1, 2005	September 25, 2004

Net cash provided by operations	$85,138	$72,524
Net cash used for investing activities	(40,595)	(10,319)
Net cash used for financing activities	(98,456)	(5,650)

Net Cash Provided by Operations—Our net cash provided by operations was $85.1 million for the nine months ended October 1, 2005 as compared to $72.5 million for the same period in 2004.  The year over year increase was due primarily to increased net income as adjusted for the non–cash impacts to net income of $11.3 million. This increase was due primarily to reduced SG&A expenses resulting from our restructuring initiative and lower interest expense as a result of our debt reduction plan. In addition, working capital improved $1.3 million as a result of lower accounts receivable, due in part to lower days sales outstanding, partially offset by the timing of expense payments.

Net Cash Used for Investing Activities—Our cash used for investing activities of $40.6 million for the nine months ended October 1, 2005 was comprised of $32.4 million for the purchase of certain distribution rights associated with our Banana Boat product and the payment of $1.9 million under the non–compete agreement with the former CEO.  In addition, capital expenditures in the normal course of business were $6.5 million through nine months ended October 1, 2005 as compared to $9.3 million in the nine months ended September 25, 2004.  On a year to date basis, capital expenditures in 2005 are well below that of the prior year due to the timing of capital projects.  Capital expenditures for 2005 are expected to be in the $10 million to $11 million range.  This has decreased from earlier estimates due to timing of project spending moving to the first quarter of 2006.

Net Cash Used for Financing Activities—Our cash used for financing activities of $98.5 million was the result of the repurchase on the open market, and subsequent retirement, of $100.8 million principal amount of our 8% Notes plus related premium costs of $8.5 million.  This was partially offset by $10.8 million of proceeds from the issuance of stock.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009.  However, we may not generate sufficient cash from operations to make either the $359.2 million scheduled principal payment on the 8% Notes or the $340.0 million on the 9 3/8% Notes, both due in fiscal 2011.  Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations.  Historically, our cash from operations and refinancing activities has enabled us to meet all of our obligations.  However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There have be no material changes in our market risk information since we last reported under Item 7A in our Annual Report on Form 10–K for the year ended December 25, 2004.

           We may repurchase, on the open market, our 8% Notes or our 9 3/8% Notes (collectively, “the Notes”) as part of our efforts to reduce debt. The availability and price of the Notes are subject to market conditions including the interest rate environment and the market outlook for high-yield securities. Such market factors are not within our control and may impact our ability to execute our repurchase program.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 11 to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10–Q for a discussion of committments and contingencies, which includes a discussion of legal proceedings.

Item 6. Exhibits

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date: October 31, 2005	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)