Form 10-K
period 2005-12-31
PLAYTEX PRODUCTS INC
filed 2006-03-14
CIK 842699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendments of this Form 10-K [X].

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [  ] Accelerated filer [X]  Non–accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of Playtex Common Stock held by non-affiliates was $573,812,285, based on the July 2, 2005 closing price of such shares on the New York Stock Exchange. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of March 3, 2006 are affiliates of the registrant.

The number of shares of Playtex Common Stock outstanding as of March 3, 2006, was 63,580,622.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held May 16, 2006 has been incorporated by reference.

PART I

Item 1.	Business

A.	General

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. Our Company was founded in 1932 as The International Latex Company (later International Playtex) as a manufacturer using latex-based technology. We introduced our first latex gloves in 1954 and acquired a tampon manufacturer in the mid-1960’s, in addition to introducing our first disposable baby bottles and nipples. In 1988, our women’s apparel operations were spun off and sold to a third party. During the mid/late 1990’s, we made a series of acquisitions, which have enhanced our product portfolio, including Banana Boat, Wet Ones, and Diaper Genie. Throughout our history, Playtex has grown through industry leading product innovation and portfolio enhancing acquisitions of leading North American brands, including:

•    Playtex Feminine Care products,
•    Playtex Infant Care products,
•    Diaper Genie,

•    Wet Ones pre-moistened towelettes,
•    Banana Boat Sun Care products, and
•    Playtex Gloves.

In fiscal 2005, approximately 98% of our net sales came from products in which we held the number one or two dollar market share position in the United States.

B.	Recent Developments

In late 2005, we completed the sale of the remaining non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands. These non-core brand assets accounted for approximately 8% of consolidated net sales in fiscal 2005. Our 2005 results include the impact of the non-core brands’ sales and operating income through the date of the sale. Including fees and expenses, we recorded a net loss of $2.4 million on the sale of the non-core brand assets.

In the third quarter of 2005, we acquired certain distribution rights associated with our Banana Boat product for $32.5 million. These acquisitions give us full control over the Banana Boat franchise and reduced complexity related to management of third-party distributorships.

In February 2005, we announced a realignment of our business to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This was a continuation of our operational restructuring which began in late 2003. Some of the specific realignment initiatives included: consolidation of the U.S./International divisional structure in favor of a product category structure; realignment of the sales and marketing organizations and related support functions; rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia; the closing of our manufacturing facility in Canada; and a reduction in the corporate headquarters office space. We estimate that annual savings related to this phase will be approximately $23 million, which will be fully realized in 2006. Savings in 2005, before restructuring and related costs of $7 million, were approximately $13 million.

C.	Business Segments

In 2005, we were organized in three core business segments and have grouped our divested brands as a fourth segment. For 2005, the Feminine Care segment constituted approximately 36% of our consolidated net sales, the Skin Care segment accounted for approximately 30% of our consolidated net sales and the Infant Care segment accounted for approximately 26% of consolidated net sales. The remaining 8% of consolidated net sales came from the brands divested in late 2005 as discussed above. For more analysis of our business segments, see Note 14 to our consolidated financial statements in this Annual Report on Form 10-K.

Our net sales by segment are as follows (in thousands):

	Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	$	%	$	%	$	%
Feminine Care	$229,729	35.7	$227,057	34.0	$213,326	33.1
Skin Care	195,729	30.4	183,308	27.5	162,951	25.3
Infant Care	169,793	26.4	165,964	24.9	165,849	25.8
Subtotal	595,251	92.5	576,329	86.4	542,126	84.2
Divested	48,555	7.5	90,567	13.6	101,748	15.8
Total	$643,806	100.0	$666,896	100.0	$643,874	100.0

Feminine Care — The Feminine Care segment includes the following:

•	Plastic applicator tampons: – Playtex Gentle Glide, – Playtex Portables, and – Playtex Slimfits.

•	Cardboard applicator tampons: – Playtex Beyond.

•	Personal Cleansing Cloths.

In the tampon category, consumer purchases are driven primarily by comfort, quality, protection and value. For over 20 years, Playtex has been the second largest selling tampon brand overall in the U.S. and currently holds the leading position in the higher growth plastic applicator and deodorant segments. In 2005, the dollar market share for the total tampon category had the following product breakdown: plastic applicator tampons — 57%, cardboard applicator tampons — 34%, digital tampons — 9%.

Plastic applicator tampons — Historically, our core strength has resided in plastic applicator tampons where Playtex is the U.S. market share leader of the plastic applicator segment. Though U.S. dollar market share declined since 2002, given the entry of a competitive plastic product, Gentle Glide remains the number one plastic tampon brand.

Gentle Glide is our largest plastic applicator tampon brand. These plastic applicator tampons were designed with a smooth rounded tip and a unique double-layer, cross-pad design, allowing for ease of insertion and comfortable fit as well as unbeatable leakage protection.

Portables brand was developed to provide maximum convenience and portability. To meet consumer demand for smaller products, Portables has a compact construction with a two-piece applicator that allows the user to discreetly transport and easily assemble the product to a full-sized applicator.

Slimfits brand was designed to appeal to a key niche of the tampon category — young teenagers. Slimfits have a narrower applicator and pledget providing for greater comfort and ease of insertion.

Cardboard applicator tampons — Beyond tampons are our latest innovation in the cardboard applicator segment, which we began shipping in January 2004. This tampon is targeted to women who want the convenience and flushability of a cardboard applicator tampon with the comfort of a plastic applicator tampon. The cardboard applicator segment remains a significant portion of the tampon market with many women desiring a more comfortable cardboard applicator tampon. We believe this product provides us with a superior product in the cardboard applicator segment of the tampon category.

Playtex Personal Cleansing Cloths are our pre-moistened towelettes for use in feminine hygiene. It has become the number one brand in this small niche category.

Skin Care — The Skin Care segment includes the following:

•    Banana Boat sun care products,
•    Wet Ones pre-moistened towelettes,
•    Playtex Gloves, and
•    other skin care products.

Sun Care products — Our Banana Boat sun care product line remains a strong number two in dollar market share in the U.S. sun care category. We continue to provide innovative ways to deliver sun protection. In the fourth quarter of 2005, we began shipping a number of new items including UltraMist, our line of continuous spray products, and our unique, patented tear-free product for children.

Banana Boat offers a wide range of products in all of the sun care categories, including:

•    general protection,
•    baby and children’s protection,
•    tanning and oils,

•    faces and lips, and
•    after sun.

Pre-moistened towelettes — Wet Ones is the market share leader in the hands and face segment of the market. Wet Ones are used by parents and others in applications other than diaper changing, such as cleaning up after meals or traveling away from home. The pre-moistened towelette category experienced rapid growth over the last several years as competitors entered the category and invested heavily in advertising and promotion to generate trial of their product. This raised the awareness of towelette products resulting in increased consumption in the marketplace, which has contributed to higher Wet Ones shipments.

Gloves — Playtex Gloves remains number one in dollar market share in the U.S., however, we have seen a decline in net sales over the last several years due primarily to competitive activity and increased private label distribution. To obtain a more competitive cost structure in gloves, we outsourced the manufacturing of gloves to Malaysia in 2005.

Other skin care — These products include Banana Boat sunless and indoor tanning products. In 2005, we introduced Banana Boat Everyday Glow, a tinted, daily moisturizing lotion.

Infant Care — The Infant Care segment includes the following:

•    Playtex disposable feeding,
•    Playtex reusable hard bottles,
•    Playtex cups and mealtime products,
•    Playtex pacifiers,

•    Diaper Genie diaper disposal system,
•    Embrace breast pump, and
•    Hip Hammock child carrier.

Disposable Feeding & Reusable Bottles — We offer both disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the Playtex Baby brand. Our Drop-Ins, patented, ready-formed disposable liners, made disposable liners much easier for parents to use. In addition, the disposable collapsible liner placed inside the holder limits the amount of air in-take by the baby and reduces painful spit-ups and burping.

In the reusable bottle segment, we have a product line that has a patented air venting system that allows air to escape as the baby sucks on the nipple, much like the benefits of a disposable bottle. This item, VentAire, has become a leading seller in the hard bottle segment in the U.S.

Cups — In the 1990’s, we introduced the first truly spill-proof cup, an innovation that changed the infant cup category. Although we remain the U.S. dollar market share leader in cups, in recent periods many new competitors have entered this category with similar products resulting in a highly competitive environment, with pressure on pricing and margins. In 2005, we introduced a number of new items including a line of licensed Disney character cups, the Talkin’ Sipster spill-proof cup and the Coolster Tumbler. As a result, we have achieved market share growth in 2005 versus year ago, reversing a negative year over year dollar market share trend experienced in recent periods.

Diaper Disposal Systems — Our Diaper Genie brand leads the U.S. diaper disposal market. The Diaper Genie business is comprised of the Diaper Genie diaper pail unit and the Diaper Genie liner refills, the largest component of the business.

The diaper pail unit individually seals diapers in an odor-proof, germ-proof chain of plastic. The unit uses our proprietary refill liners, which with typical use, lasts approximately one month. A large percentage of the diaper pail units are given to expectant mothers as gifts. We frequently include samples and coupons in the unit as a way of cross marketing our other baby products to the expectant mother.

Other Infant Care products include a breast pump and milk storage unit under the Embrace brand name and Playtex Hip Hammock, a cloth satchel used to carry the baby on the hip.

Divested — In late 2005, we completed the sale of the remaining non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands. On November 2, 2004, we completed the sale of the assets of the Woolite rug and upholstery brand to Bissell Homecare, Inc. These non-core brand assets accounted for approximately 8% of consolidated net sales in fiscal 2005 compared to 14% in fiscal 2004 and 16% in fiscal 2003.

D.	Marketing

Our advertising and promotion expenditures, included in selling, general and administrative expenses (“SG&A,”) for the past three years were $92.7 million in fiscal 2005, $91.7 million in fiscal 2004 and $89.3 million in fiscal 2003. The expenditures are primarily for television, radio and print advertising, including production costs and fees to advertising agencies, as well as consumer promotions and market research. We believe these expenditures support our new product launches and our general brand-building activities and are part of our long-term investment in these brands. In 2005, we increased advertising and promotion in our three core categories, Feminine Care, Skin Care and Infant Care, and significantly reduced such costs in our recently divested brands.

In addition to our advertising and promotion expenditures noted above, we routinely enter into other marketing efforts such as customer trade promotions and consumer coupons. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics and other trade promotion activities conducted by our retail customers. Costs for these trade promotions, as well as the cost of consumer coupons, are recorded as a reduction of sales and are not included as a component of advertising and promotion in SG&A.

Our Feminine Care marketing strategies have leveraged the strength of the Playtex brand that caters to the active, young female. Our Feminine Care marketing strategy centers on attracting first-time users, converting users of competitive products to our products and converting full-time feminine protection pad users to tampon users by communicating the advantages of tampons. In addition, we have developed the website, www.playtextampons.com, to provide information to adults and adolescents in choosing the right products.

Our marketing efforts in Skin Care, specifically sun care, are directed at families, where Banana Boat communicates a celebrate the sun for the active wholesome family image. In addition, the marketing and sales plan for Banana Boat utilizes a variety of specialized programs such as: sweepstakes, sampling at outdoor events, radio tie-ins and promotions at new store openings to provide additional visibility for the brand. Our interactive website, www.bananaboat.com, conveys educational information about the importance of sun protection in a fun, casual manner.

Our Infant Care marketing is focused on a specific group: new and expectant parents. We utilize various programs to communicate with parents in addition to traditional media advertising. Programs directed at new parents include distributing samples and coupons in hospitals and providing educational materials to pediatricians, lactation consultants and hospitals such that new parents receive professional recommendations to use our Infant Care products. In addition, we have developed the website, www.playtexbaby.com, to provide educational information to new and expectant parents as well as to introduce and market our entire line of Playtex Baby products.

E.	Competition

The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources than we do. We believe that the market for consumer-packaged goods is very competitive and may intensify further in the future. Competitive pressures on our products may result from:

•    new competitors,
•    new product initiatives by competitors,

•	higher spending for advertising and promotion, and

•    continued activity in the private label sector.

We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

F.	Sales and Distribution

We sell our products in North America to mass merchandisers such as Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation (“Target”), food and drug stores such as The Kroger Co. and Walgreen Co., and specialty retailers such as Toys “R” Us, Inc. and Costco Wholesale Corporation. Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 28% and 13%, respectively, of our consolidated net sales in fiscal 2005. Our next three largest customers represented, in total, approximately 11% of our total consolidated net sales in fiscal 2005. In fiscal 2004, Wal-Mart represented approximately 28% of consolidated net sales and our next four largest customers represented, in total, approximately 22% of consolidated net sales (see Note 15 to our consolidated financial statements in this Annual Report on Form 10-K).

We reach our North American customers using approximately 150 direct sales personnel, independent food brokers and specialized distributors. Independent brokers supplement the direct sales force in the food class of trade by providing more effective coverage at the store level. Our North American sales force makes sales presentations at the headquarters or home offices of our customers, where applicable, as well as at individual retail outlets. They focus their efforts on selling our products, providing services to our customers and executing programs to ensure sales to the ultimate consumer. Consumer-directed programs include arranging for on-shelf and separate displays and coordinating cooperative advertising participation.

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

G.	Research and Development

Our research and development group operates primarily out of our leased technical center in Allendale, New Jersey as well as a manufacturing facility in Dover, Delaware. The primary focus of our research and development group is to design and develop new and improved products that address our consumers’ wants and needs. In addition, our research and development group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of our businesses. As of December 31, 2005, approximately 70 employees were engaged in our research and development programs. In addition, we augment our research and development workforce by contracting with content experts in various fields of science and engineering. Our research and development expenses, included in SG&A, were $15.6 million in fiscal 2005, $16.9 million in fiscal 2004 and $16.3 million in fiscal 2003.

H.	Regulation

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

I.	Trademarks and Patents

We own royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

In addition, we own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: Banana Boat®, Beyond®, Binky®, Celebrate The SunTM, CoolsterTM, Diaper Genie®, Drop-Ins®, EmbraceTM, First Sipster®, Gentle Glide®, Get On The Boat®, HandSaver®, Insulator®, Insulator Sport®, NaturaLatch®, Natural Shape®, Ortho-ProTM, Portables®, QuickStraw®, Quik Blok®, Sipster®, Slimfits®, Talkin’ SipsterTM, UltraMistTM, VentAire®, and Wet Ones®.

We also own various United States, Canadian and foreign patents, and have filed numerous patent applications in these jurisdictions, related to certain of our products and their method of manufacture. Our patent rights expire at varying times and include, but are not limited to: cardboard and plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulation, diaper disposal systems, and breast pump products.

J.	Raw Materials and Suppliers

The principal raw materials used in the manufacture of our products are synthetic fibers, resin-based plastics, certain chemicals and certain natural materials, all of which are normally readily available. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no significant or prolonged shortages of any material is currently anticipated. Increases in raw material prices can have a significant impact on our results, particularly since certain materials, such as resin, are directly linked to the world market price for such commodities.

Excluding the brands divested in 2005, approximately 40% of the products we sell are produced by contract manufacturers. We own and maintain molds and other assets at some of these outside manufacturing locations. We have had strong and long-term relationships with many of our key suppliers.

K.	Employees

Our worldwide workforce consisted of approximately 1,250 employees as of December 31, 2005, of whom approximately 85 were located outside the United States, primarily in Canada. We believe that our labor relations are satisfactory and no material labor cost increases are anticipated in the near future. None of our facilities had union representation at December 31, 2005.

In February 2005, we announced a realignment of our business to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. As a result, there has been a reduction of more than 250 positions during 2005, or approximately 17% of the workforce. The reduction was obtained through a combination of attrition, early retirement and layoffs.

L.	Environmental

We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for fiscal 2006.

M.	Availability of Reports and Other Information

Our web site is www.playtexproductsinc.com. On this web site, the public can access our annual, quarterly, and current reports, changes in the stock ownership of our Directors and Executive Officers, and other documents filed with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the filing date. We are not including the information contained on our website as part of, or incorporating the website information by reference into, this Annual Report on Form 10-K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. Additionally, you can call our Investor Relations Department at (203) 341-4017 or via email at investorrelations@playtex.com to request a copy of any of our reports filed with the SEC. Our chief executive and chief financial officers have furnished the Sections 302 and 906 certifications required by the SEC in our Annual Report on Form 10-K. In addition, our chief executive and chief financial officer has certified to the New York Stock Exchange (“NYSE”) that they are not aware of any violation by us of NYSE corporate governance listing standards.

In addition, on our web site under the section entitled, “Investor Relations — Corporate Governance,” we post copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics, and (iv) Procedures For Investigating Employee Complaints Regarding Accounting Matters.

N.	Forward-Looking Statement

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
•    interest rate and exchange rate fluctuations,
•    future cash flows, and
•    impact of unforeseen events, such as war or
        terrorist attacks, on economic conditions
        and consumer confidence.

You should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur. Some of the more significant factors noted above are described in more detail in Item 1A. titled “Risk Factors” included below.

Item 1A.	Risk Factors

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind, that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. Additional risks and uncertainties not currently known to us or those we currently deem to be less material may also materially and adversely affect our business.

We face significant competition from other consumer products companies, many of which have significantly greater financial resources.

The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer-packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected, which may also result in the impairment of certain assets.

Sales of some of our products may suffer because of unfavorable weather conditions.

Our product sales, especially our Sun Care products, may be negatively impacted by unfavorable weather conditions. In accordance with industry practice, we allow customers to return unsold Sun Care products at the end of the season, under certain circumstances, and these product returns may be higher in years when the weather is unseasonably cool or wet. This could adversely affect our business and operating results. In addition, consumption of our Feminine Care and Wet Ones products may be affected by unfavorable weather, although to a lesser extent than the Sun Care products, due primarily to reduced levels of outdoor activities.

We may be adversely affected by increases in raw material prices.

We purchase certain raw materials, including amongst other things resin, rayon and corrugate, which are subject to price volatility and inflationary pressures that are out of our control. Market conditions and competitive activity may prevent us from passing these increased costs on to our customers through timely price increases. As a result, higher raw material costs may materially adversely affect our operating results and financial condition.

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

A few of our customers are material to our business and operations. In fiscal 2005, Wal-Mart, our largest customer, and Target, our second largest customer, represented approximately 28% and 13%, respectively, of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 11% of our total consolidated net sales in fiscal 2005. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

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

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property licensed, acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent, trademark or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot assure you that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

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

Our indebtedness at December 31, 2005 consisted of $679.2 million in notes and $6.0 million of revolver debt. As more fully described in Note 7 to our consolidated financial statements in this Annual Report on Form 10-K, we are highly leveraged. However, other than interest payment obligations, we do not have required debt service obligations for our notes until 2011 and our revolvers until 2009.

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

The terms of our credit facilities and our indentures may limit certain activities.

Our credit facilities and the indentures governing the notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including among other things our ability to:

•	incur additional debt and contingent obligations;

•	pay dividends and make restricted payments;

•	make investments, loans and acquisitions;

•	create liens;

•	make payments on certain debt and modifications to certain debt;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	enter into certain mergers, consolidations and transfers of all or substantially all of our assets.

A failure to comply with the restrictions contained in our credit facilities could lead to an event of default, which could result in an acceleration of any indebtedness outstanding under our credit facilities and could cause a cross-default of our indentures. A failure to comply with the restrictions in our indentures could result in an event of default under our indentures and could cause a cross-default of our credit facilities. We cannot assure you that our future operating results will be sufficient to enable us to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive office is located in Westport, Connecticut and is occupied pursuant to a lease which expires in 2011 with a five year option to renew. Our manufacturing facilities are located in Dover, Delaware and Sidney and Streetsboro, Ohio. We maintain a research and development facility in Allendale, New Jersey under a lease which expires in 2013. We lease our Canadian facility in Mississauga, Ontario, which is a warehouse and office site. This lease expires in 2006. We have adequate productive capacity to meet all of our current demands.

The following table lists our principal owned and leased properties as of March 3, 2006.

Owned	Number of Facilities	Estimated Square Footage
Dover, DE	3	710,000
Streetsboro, OH	1	189,700
Sidney, OH	1	54,400
Leased
Dover, DE	1	17,800
Sidney, OH	2	216,800
Mississauga, Canada	1	72,800
Westport, CT	1	59,100
Allendale, NJ	1	43,500
Orlando, FL	1	10,400

In addition, we also lease regional sales offices throughout the U.S.

Item 3.	Legal Proceedings

Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome (“TSS”), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. As of the end of February 2006, there was one pending claim. Additional claims, however, may be asserted in the future.

During 2005, we settled certain patent infringement cases and an advertising dispute that resulted in a net increase to pre-tax income to us of $1.2 million included as a reduction of SG&A, exclusive of legal expenses associated with the cases.

We are a party to various other legal proceedings, claims and investigations that arise in the normal course of business. In our opinion, the ultimate disposition of these matters, including those described above, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Listed below are our executive officers as of March 3, 2006 and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company.

Name	Age	Position
Neil P. DeFeo	59	President, Chief Executive Officer and Director
Kris J. Kelley	46	Executive Vice President and Chief Financial Officer
Andrew A. Abraham	42	Senior Vice President, Marketing
Perry R. Beadon	55	Senior Vice President, Global Sales
James S. Cook	54	Senior Vice President, Operations
Thomas M. Schultz, Ph.D.	51	Senior Vice President, Research and Development
Gretchen R. Crist	38	Vice President, Human Resources
Paul E. Yestrumskas	54	Vice President, General Counsel and Secretary

Neil P. DeFeo has been President, Chief Executive Officer and a Director since October 2004. Prior to joining the Company, Mr. DeFeo served as President and Chief Executive Officer of Remington Products Company, L.L.C. (“Remington”), a consumer products company, and as Chairman of the Board of Remington from 2001 to September 30, 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of The Clorox Company, and from 1968 to 1993 he held positions of increasing responsibility at The Procter & Gamble Company (“P&G”). Presently he serves as a director of American Woodmark Corporation (AMWD) and several privately held companies.

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

Andrew A. Abraham has been Senior Vice President, Marketing since 2005. Prior to joining us in May 2005, Mr. Abraham was Group Vice President of Roundy’s, Inc., a regional grocery chain, from 2003 to 2005. From 2001 to 2003, he was Vice President of Marketing for RadioShack Corporation. From 1989 to 2001, Mr. Abraham held various marketing positions with P&G, including Marketing Director for the Feminine Protection Category.

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

James S. Cook has been Senior Vice President, Operations since 1991. From 1990 to 1991, he was our Vice President of Dover Operations. From 1988 to 1990, he was our Vice President of Distribution, Logistics & Management Information Systems. Prior to that, Mr. Cook held various senior level positions in manufacturing and distribution with the Company and with P&G.

Thomas M. Schultz, Ph.D. has been Senior Vice President, Research and Development since 2005. Prior to joining us in September 2005, Dr. Schultz was Vice President, Corporate Technology Officer of the Nu Skin Division of Nu Skin Enterprises from 2004 to 2005. From 2001 to 2004, he was President, Chief Executive Officer of Aspect, LLC (a DuPont subsidiary). Prior to that, he held various research and development executive positions at Clairol, Shiseido, L’Oreal, Chanel and P&G.

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

Paul E. Yestrumskas has been Vice President, General Counsel and Secretary since 1995. Prior to that, Mr. Yestrumskas was Senior Counsel of Rhone-Poulenc, Inc. from 1991 to 1995. Prior to 1991, Mr. Yestrumskas held various positions in legal and government relations at Timex, Hubbell, Inc. and General Motors.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PYX”. No cash dividends have ever been paid on our stock. Because we are restricted in our ability to pay dividends by the terms of our debt agreements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 7 to our consolidated financial statements in this Annual Report on Form 10-K), we do not expect to pay any dividends in the foreseeable future.

The following table lists the high and low sale price per share of our stock during fiscal 2005 and fiscal 2004 as reported by the New York Stock Exchange — Composite Transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
High	$9.66	$11.10	$12.07	$15.49
Low	$7.21	$9.38	$9.67	$10.71
Fiscal 2004
High	$8.69	$7.85	$7.95	$7.80
Low	$6.02	$6.32	$6.05	$5.47

We have two classes of authorized stock:

•	Common Stock, par value $.01 per share 233 holders of record, authorized 100,000,000 shares, issued and outstanding 63,580,622 shares at March 3, 2006, and

•	Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 3, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the proxy statement is incorporated into Item 12 in this Annual Report on Form 10-K by reference.

Issuer Purchases of Equity Securities

None

Item 6.    Selected Financial Data

The following selected financial data are extracted from our Consolidated Financial Statements and should be read in conjunction with our audited consolidated financial statements and notes, included in Item 8 of this Annual Report on Form 10-K presented on pages F-4 through F-37.

(In thousands)	Year Ended(1)
	December 31, 2005		December 25, 2004		December 27, 2003		December 28, 2002		December 29, 2001
Statements of Income Data:
Net sales	$643,806		$666,896		$643,874		$703,617		$708,763
Gross profit	342,818		343,739		326,573		375,184		374,956
Operating income	99,355	(2)	131,143	(3)	85,834	(4)	141,507	(5)	133,991
Interest expense, net	64,396		69,561		55,038		59,543		75,861
Net income	$12,528	(6)	$55,507	(6)	$18,232		$48,904	(6)(7)	$11,545	(6)
Net earnings per share — diluted	$0.20		$0.91		$0.30		$0.79		$0.19
Weighted average shares — diluted	62,552		61,225		61,227		63,948		61,115
Cash Flow and Related Data:
Net cash provided by operations	$62,739		$72,729		$47,159		$77,797		$127,394
Capital expenditures	10,372		13,871		18,564		16,445		19,550
Depreciation	15,784		14,768		14,102		14,011		13,140
Amortization of intangibles(8)	$2,822		$1,293		$903		$928		$22,060
Balance Sheet Data (at period end):
Cash and cash equivalents	$94,447		$137,766		$27,453		$31,605		$34,006
Working capital(9)	56,552		61,974		86,497		83,321		73,774
Total assets	1,004,538		1,091,390		993,298		1,078,187		1,105,172
Total long-term debt, excluding due to related party	685,190		800,000		793,250		827,750		888,800
Stockholders’ equity (deficit)	$114,117		$83,935		$27,788		$5,533		$(44,570)

(1)	Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every five or six years. Fiscal 2005 was a fifty-three week year. All other years presented are fifty-two week years.

(2)	Includes a net loss of $2.4 million on the sale of the remaining non-core brand assets in 2005 (see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K). Also includes restructuring charges of $4.2 million and $2.0 million of other related expenses as a result of our 2005 realignment plan (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K). In addition, includes $8.0 million of equity compensation expenses as a result of new compensation plans put into place in 2005.

(3)	Includes net restructuring charges of $10.0 million and $3.5 million of other related costs included in SG&A, as a result of our operational restructuring initiated in December 2003 and our strategic realignment announced in February 2005 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K). Includes an intangible asset impairment charge of $16.4 million related to the write-down of two trademarks due to a change in the competitive environment and a strategy shift related to our non-core brands. Both of these trademarks were sold as part of the divestiture of the remaining non-core brand assets in 2005. Also includes a gain on the sale of our Woolite rug and upholstery brand assets of $56.5 million.

(4)	Includes a restructuring charge of $3.9 million, and $0.7 million of other related expenses included in SG&A, as a result of our operational restructuring announced in December 2003 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

(5)	Includes an aggregate restructuring and asset impairment charge of $7.6 million as a result of the closing of our Watervliet, New York plastic molding facility.

(6)	Includes, in 2005, $9.8 million of premiums paid to repurchase, on the open market, $120.8 million principal amount of our 8% Notes. In addition, we wrote off $2.1 million of unamortized deferred financing fees associated with the repurchased notes (see Note 5 to our consolidated financial statements in this Annual Report on Form 10-K). Includes, in 2004, a write-off of unamortized deferred financing fees of $6.7 million associated with the February 2004 refinancing and termination of our then outstanding bank indebtedness and receivables facility. In addition, this includes a net gain related to the repurchase on the open market of $10.0 million principal amount of our 9-3/8% Notes, resulting in a gain of approximately $0.5 million, which was offset in part by approximately $0.2 million write-off of unamortized deferred financing fees. In 2002, we recorded a write-off of unamortized deferred financing fees of $5.9 million related to the retirement of our then outstanding indebtedness. In 2001, we recorded a write-off of $32.2 million of fees and other costs associated with the retirement of our then outstanding indebtedness.

(7)	Includes a charge for the cumulative effect of accounting change of $12.4 million, net of income tax benefit of $7.1 million, as a result of our implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” More than offsetting this charge is a tax benefit of $14.3 million recorded as a result of new tax regulation associated with loss disallowance rules.

(8)	Amortization of intangible assets with indefinite lives was discontinued at the end of 2001 as a result of our implementation of SFAS No. 142.

(9)	Defined as current assets (excluding cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. For the year ended December 31, 2005, we generated approximately 98% of our sales from products in the number one or number two dollar market share position in the United States. At December 31, 2005, our lines of business include Feminine Care, Skin Care and Infant Care products.

In late 2005, we completed the sale of the remaining non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands (see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K). These non-core brand assets accounted for approximately 8% of consolidated net sales in fiscal 2005 compared to 10% in fiscal 2004 and 11% in fiscal 2003. Our 2005 results include the impact of the non-core brands’ sales and operating income through late 2005. Including fees and expenses, we recorded a net loss of $2.4 million on the sale of the non-core brand assets on net proceeds of $55.7 million.

In 2005 we acquired certain distribution rights associated with our Banana Boat product for $32.5 million. These acquisitions give us full control over the Banana Boat franchise and reduce complexity related to the management of third-party distributorships.

In February 2005, we announced a realignment of our business to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring which began in late 2003. Some of the specific realignment initiatives include: consolidation of the U.S./International divisional structure in favor of a product category structure; realignment of the sales and marketing organizations and related support functions; rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia; the closing of our manufacturing facility in Canada; and a reduction in the corporate headquarters office space. We estimate that annual savings related to the realignment will be approximately $23 million, which will be fully realized in 2006. Savings in 2005, before restructuring and related costs of $7 million, were approximately $13 million.

During 2005, we utilized available cash generated from the sale of non-core brand assets and the net cash provided by operations to repurchase $120.8 million principal of our 8% Senior Secured Notes due 2011 (“8% Notes”), at a premium of $9.8 million. In 2006, we may continue to repurchase our 8% Notes and possibly call a portion of our 9-3/8% Senior Subordinated Notes due 2011 (the “9-3/8% Notes,”) (collectively, the “Notes,”) starting in June in accordance with the indentures for the Notes.

On November 2, 2004, we completed the sale of the assets of our Woolite rug and upholstery brand to Bissell Homecare, Inc. (see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K). This transaction resulted in a gain of $56.5 million on net proceeds of $59.9 million. Woolite accounted for approximately 4% of consolidated net sales in fiscal 2004 compared to 5% in fiscal 2003 and 4% in fiscal 2002. Our 2004 results include the impact of Woolite sales and operating income through November 2, 2004.

Results of Operations

The following table sets forth our Consolidated Statements of Income, including net sales by segment, as well as our consolidated results of operations expressed as a percentage of net sales for the years ended December 31, 2005, December 25, 2004 and December 27, 2003. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Annual Report on Form 10-K ($ in thousands).

	Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	$	%	$	%	$	%
Net Sales:
Feminine Care	$229,729	35.7	$227,057	34.0	$213,326	33.1
Skin Care	195,729	30.4	183,308	27.5	162,951	25.3
Infant Care	169,793	26.4	165,964	24.9	165,849	25.8
	595,251	92.5	576,329	86.4	542,126	84.2
Divested	48,555	7.5	90,567	13.6	101,748	15.8
	643,806	100.0	666,896	100.0	643,874	100.0
Cost of sales	300,988	46.8	323,157	48.5	317,301	49.3
Gross profit	342,818	53.2	343,739	51.5	326,573	50.7
Operating expenses:
Selling, general and administrative	233,996	36.3	241,428	36.2	235,963	36.7
Restructuring, net	4,224	0.7	9,969	1.5	3,873	0.6
Loss on impairment of intangible assets	—	—	16,449	2.5	—	—
Amortization of intangibles	2,822	0.4	1,293	0.2	903	0.1
Total operating expenses	241,042	37.4	269,139	40.4	240,739	37.4
(Loss) gain on sale of assets	(2,421)	(0.4)	56,543	8.6	—	—
Operating income	99,355	15.4	131,143	19.7	85,834	13.3
Interest expense, net	64,396	10.0	69,561	10.4	55,038	8.5
Expenses related to retirement of debt, net	11,866	1.8	6,432	1.0	—	—
Other expenses	21	0.0	353	0.1	1,975	0.3
Income before income taxes	23,072	3.6	54,797	8.2	28,821	4.5
Provision (benefit) for income taxes	10,544	1.6	(710)	(0.1)	10,589	1.7
Net income	$12,528	2.0	$55,507	8.3	$18,232	2.8

Year Ended December 31, 2005 Compared To Year Ended December 25, 2004

Net Sales — Our consolidated net sales decreased $23.1 million, or 3%, to $643.8 million in 2005. This decrease was due to the impact of the divestiture of the non-core brand assets. Net sales of the divested non-core brands were down $42.0 million versus the full year 2004. Exclusive of the divestitures, net sales increased $18.9 million, or 3%, in 2005 as compared to the similar period in 2004.

Net sales in the Feminine Care segment increased $2.7 million, or 1%, to $229.7 million in 2005. This increase is due to higher shipments of Gentle Glide due, in part, to the introduction of the 36-count multi-pack product and increased advertising and promotion for this key brand. This increase was partially offset by the impact of a price reduction on Beyond to position the product more competitively and lower Beyond sales due to pipeline volume for the initial launch of the product in the first quarter of 2004. Overall, our tampon dollar market share has remained relatively stable since the fourth quarter of 2003 at approximately 25%.

Net sales in the Skin Care segment increased $12.4 million, or 7%, to $195.7 million in 2005. The increase in net sales is due primarily to increased shipments in Wet Ones and Banana Boat. Wet Ones net sales were higher in fiscal 2005 as consumption in the pre-moistened towelette category continued to show positive growth trends and improved distribution, including front-end placement at certain key retailers. Shipments of Banana Boat were above year ago due to higher consumption in the U.S. sun care category resulting in improved product sell-through for the 2005 season and higher international shipments in 2005 versus 2004.

Net sales in the Infant Care segment increased $3.8 million, or 2%, to $169.8 million in 2005 due primarily to higher shipments of Hip Hammock and pacifiers versus the comparable period in 2004. While shipments in hard bottles were up, this increase was offset by lower disposable bottle shipments as competitive activity, particularly in private label, continued in this area. Net sales in cups and Diaper Genie were up slightly year over year.

Gross Profit — Our consolidated gross profit decreased by only $0.9 million to $342.8 million in 2005 despite lower comparative net sales. As a percent of net sales, gross profit increased 170 basis points to 53.2% in 2005 versus 51.5% in 2004. The increased gross profit margin was due primarily to the restructuring and realignment savings, a lower sun care returns rate and the positive impacts from the acquisition of the remaining Banana Boat distribution rights. These positive impacts were partially offset by significantly higher raw material costs versus the prior year.

Operating Income — Our consolidated operating income decreased $31.8 million, or 24%, to $99.4 million in fiscal 2005. Included in operating income in 2005 was a net loss of $2.4 million associated with the sale of the remaining non-core brands while 2004 had a net gain of $56.5 million from the sale of the Woolite assets. Exclusive of the impact of the gains/losses from the sales of the divested brand assets in each period, operating income would have increased by $27.2 million in fiscal 2005 versus fiscal 2004. This increase was due to an impairment charge of $16.4 million in fiscal 2004 to reduce the carrying value of certain trademarks, lower restructuring charges of $5.7 million in fiscal 2005 as compared to fiscal 2004 related to our realignment program and lower SG&A expenses of $7.4 million.

The net decrease in SG&A of $7.4 million as compared to fiscal 2004 was driven by restructuring and realignment savings, partially offset by equity compensation expenses from new compensation plans of $8.0 million, higher net legal expenses, and increased advertising and promotion spending.

Amortization of intangibles increased by $1.5 million as compared to fiscal 2004 due primarily to a full year of amortization of the non-compete agreement for the former CEO as compared to only one quarter in 2004.

Interest Expense, Net — Our consolidated interest expense, net decreased $5.2 million to $64.4 million in 2005. The decrease in interest expense is due primarily to the repurchase on the open market of $120.8 million principal amount of 8% Notes during 2005 and higher interest income in 2005 on available cash balances.

Expenses Related to Retirement of Debt — In 2005, we repurchased on the open market, and subsequently canceled, $120.8 million principal amount of our 8% Notes at a premium of $9.8 million. In addition, we wrote off $2.1 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes. On February 19, 2004, we terminated our then outstanding credit facility and receivables facility. As a result, we wrote off approximately $6.7 million in unamortized deferred financing fees relating to these facilities. In addition, we recorded a gain of $0.5 million, which was partially offset by a write-off of $0.2 million of unamortized deferred financing fees, as a result of the repurchase on the open market of $10.0 million principal of our 9-3/8% Notes (see Notes 5 and 7 to our consolidated financial statements in this Annual Report on Form 10-K).

Other Expenses — Our consolidated other expenses in 2004 were primarily the costs associated with our receivables facility. This facility was terminated as a result of our refinancing on February 19, 2004.

Provision (Benefit) for Income Taxes — Our consolidated income tax expense was $10.5 million for fiscal 2005 compared to a consolidated income tax benefit of $0.7 million in fiscal 2004. Included in 2005 is a tax benefit of $6.8 million to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004. In addition, we divested the remaining non-core assets resulting in a $2.4 million loss for financial reporting purposes. This divestiture included $8.1 million of non-deductible goodwill and a $16.0 million capital loss for tax reporting purposes. The future tax benefit of the capital loss carryover that expires in 2010 was fully reserved due to the uncertainty of its future utilization. The additional federal and state tax expense included in the provision for income taxes related to the non-core asset sales noted above was $8.8 million. Included in 2004 was a $17.8 million income tax benefit resulting from the reversal of a previously established valuation allowance on a capital loss carryforward. We had established a valuation allowance because we did not believe that we would utilize this capital loss carryforward before its expiration in December 2004. However, as a result of the gain generated by the sale of certain Woolite assets in

November 2004, we were able to utilize a portion of this capital loss carryforward resulting in a reversal of the valuation allowance noted. In addition, we recorded an income tax benefit of $2.8 million in 2004 as a result of the favorable outcome of certain tax audits. Our effective tax rate is 45.7% for 2005 compared to (1.3%) in 2004. Excluding the impact of the dividend received deduction, change in valuation allowance for capital loss carryforward and non-deductible goodwill associated with sale of non-core brands noted above our 2005 effective tax rate would have been 38.6%, compared to 36.3% in 2004 excluding the impact of the tax benefit from the utilization of the capital loss carryforward associated with the sale of assets of the Woolite rug and upholstery brand and benefit of favorable foreign tax audit noted above.

Year Ended December 25, 2004 Compared To Year Ended December 27, 2003

Net Sales — Our consolidated net sales increased $23.0 million, or 4%, to $666.9 million in 2004.

Net sales in the Feminine Care segment increased $13.7 million, or 6%, to $227.1 million in 2004. This increase is due primarily to higher shipment volume driven by the launch of Beyond, our cardboard applicator tampon, in the first quarter of 2004 and stabilization of our overall tampon market share. Our tampon market share has been relatively flat since the fourth quarter of 2003.

Net sales in the Skin Care segment increased $20.4 million, or 12%, to $183.3 million in 2004. The increase in net sales is due primarily to higher shipment volume in Sun Care related to improved weather versus the prior year. In 2003, poor weather conditions resulted in decreased consumption of Banana Boat. We shifted product shipments closer to consumption in 2004. As a result, 2004 was positively impacted by the shift of approximately $3 million of shipments from the fourth quarter of 2003 into the first quarter of 2004. This was a continuation of a trend noted in 2003. In addition, shipments of Wet Ones were higher in fiscal 2004 versus fiscal 2003 due to continued consumption growth in the category.

Net sales in the Infant Care segment were essentially flat at approximately $166.0 million in 2004 when compared to 2003 volume. Higher shipment volume versus the comparable period in disposable and reusable bottles was offset by lower shipments in cups as competitive activity continued in this category.

Net sales in the Divested segment (inclusive of those brands divested in 2005 and 2004) amounted to $90.6 million in 2004 as compared to $101.7 million in 2003. This decrease in net sales was due primarily to the sale of the assets of the Woolite rug and upholstery brand on November 2, 2004 and lower shipment volumes of our other recently divested non-core brands, which was due primarily to declining category trends.

Gross Profit — Our consolidated gross profit increased $17.2 million, or 5%, to $343.7 million in 2004. As a percent of net sales, gross profit increased 80 basis points to 51.5% in 2004 versus 2003. The increase in gross profit was due primarily to the increase in net sales, which accounted for approximately $12 million. The increase in gross profit as a percent of net sales was due primarily to improved product costs due, in part, to the first phase of our operational restructuring efforts announced in 2003.

Operating Income — Our consolidated operating income increased $45.3 million, or 53%, to $131.1 million in fiscal 2004. This increase was driven by a gain on the sale of Woolite assets of $56.5 million partially offset by a loss on intangible asset impairment of $16.4 million and net restructuring charges of $10.0 million. In fiscal 2003, operating income was negatively impacted by a restructuring charge of $3.9 million. Exclusive of these items, consolidated operating income increased $11.3 million or 13% as compared to fiscal 2003. This increase was due to higher gross profit of $17.2 million driven by higher net sales partially offset by higher SG&A of $5.5 million as compared to fiscal 2003.

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

Interest Expense, Net — Our consolidated interest expense, net increased $14.5 million to $69.6 million in 2004. The increase in interest expense is the result of higher interest rates on outstanding debt driven by the refinancing of our then existing senior debt in February 2004. The refinancing changed the composition of our debt such that we have considerably less variable rate indebtedness, although at higher interest rates, and more fixed rate debt. In 2004, our weighted average interest rate for all debt was 8.27% for the year ended December 25, 2004, up 1.78 percentage points versus the prior year. Our average debt balances decreased by $1.4 million in 2004 versus 2003.

Expenses Related to Retirement of Debt — On February 19, 2004, we refinanced our then outstanding credit facility and terminated our receivables facility. We wrote off approximately $6.6 million in unamortized deferred financing fees relating to our then outstanding Term C Loan, revolver, credit agreement and related amendments and $0.1 million of an unamortized fee paid to originate the receivables facility in 2001. In addition, we recorded a net gain of $0.3 million, which included a write-off of $0.2 million of unamortized deferred financing fees, as the result of the repurchase on the open market of the $10.0 million principal of our 9-3/8% Notes (see Notes 5 and 7 to our consolidated financial statements in this Annual Report on Form 10-K).

Other Expenses — Our consolidated other expenses were primarily the costs associated with our receivables facility. Since this facility was terminated as a result of our refinancing in February 2004, costs associated with this facility decreased for fiscal 2004, versus the prior year, by $1.6 million.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2005, we had $94.4 million of cash and cash equivalents as compared to $137.8 million at December 25, 2004. This decrease in cash was primarily the result of the repurchase of $120.8 million principal amount of 8% Notes on the open market during 2005, at a premium of $9.8 million. The cash balance was positively impacted by the net proceeds from the sale of the remaining non-core assets in late 2005 of $55.7 million. The remaining change in cash was due to the positive impact of net cash provided by operations and proceeds from stock issuance associated with the exercise of stock options, partially offset by the purchase of certain capital and intangible assets. We invest our cash in highly liquid, U.S. government or other highly-rated investments, as stipulated by our credit agreement. The cash on hand at December 31, 2005 may be used to repurchase bonds on the open market, depending upon availability and price, and we may call a portion of our 9-3/8% Notes in accordance with the indenture, to finance investments in our brands and to make scheduled bond interest payments. In 2006, during the period from January 1 to March 3, 2006, we have repurchased and retired an additional $49.0 million principal amount of our 8% Notes.

Cash Flows Analysis (in thousands)

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net cash provided by operations	$62,739	$72,729	$47,159
Net cash provided by (used for) investing activities	6,553	42,549	(18,564)
Net cash used for financing activities	(112,702)	(5,650)	(34,493)

Net Cash Provided by Operations — Our net cash provided by operations decreased $10.0 million to $62.7 million in fiscal 2005. The decrease in net cash provided by operations was due primarily to higher cash payments for taxes of $7.7 million due primarily to higher pre-tax income in fiscal 2005 exclusive of the large pre-tax gain on the sale of brand assets in fiscal 2004, which was substantially excluded from taxes due to a capital loss carryforward, incremental cash payments of $7.1 million as compared to fiscal 2004 for our operational restructuring and realignment program and higher cash interest payments of $4.5 million due to timing of interest payment dates. These increases in cash payments in fiscal 2005 were offset, in part, by an increase in cash operating income and continued improvement in working capital.

Net Cash Provided by Investing Activities — Our cash provided by investing activities of $6.6 million was primarily driven by the net proceeds from the sale of the remaining non-core brand assets of $55.7 million. This was partially offset by payments of $38.8 million for intangible assets, of which $32.5 million was for the purchase of certain Banana Boat distribution rights, $3.8 million for certain licensing arrangements and $2.5 million to our former CEO as part of a non-compete agreement. Our capital expenditures to support new products, upgrade production equipment, invest in new technologies and improve our facilities were $10.4 million in 2005. Capital expenditures for 2006 are expected to be approximately $14 million.

Net Cash Used for Financing Activities — Our cash used for financing activities of $112.7 million in 2005 was the result of the repurchase on the open market and subsequent retirement of $120.8 million principal amount of our 8% Notes plus related premiums of $9.8 million. This was partially offset by $12.1 million of proceeds from the issuance of stock associated with the exercise of stock options. In addition, our Canadian subsidiary drew down $6.0 million from its revolving line of credit, established in 2005, to finance its own working capital needs and shift a portion of our debt to the Canadian balance sheet, which reduces taxable income in Canada.

We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our revolvers through fiscal 2009. However, we may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes, as adjusted for note repurchases subsequent to year-end, or the $340.0 million 9-3/8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

We have a variable rate credit facility comprised of a $100.0 million revolving credit facility for use in the United States and a $20.0 million Canadian revolving credit facility for use in Canada (collectively, the “Revolver”).

The availability under the Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the credit agreement. As of December 31, 2005, our availability under the Revolver, based on our borrowing base calculation, is $54.0 million, as reduced for our outstanding balance of $6.0 million (in Canada) and outstanding letters of credit, as defined in the credit agreement.

The rates of interest we have paid in the past, and will continue to pay in the future, on our Revolver are, at our option, a function of various alternative short term borrowing rates, such as the prime rate or the London Inter-Bank Offer Rate (“LIBOR”).

The vast majority of our indebtedness at December 31, 2005 is comprised of fixed rate notes. As a result, at December 31, 2005, our exposure to changing interest rates is not significant. A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense. Due to the attributes of our debt portfolio, reductions of our outstanding debt may require that we repurchase bonds on the open market, in privately negotiated transactions, under certain call provisions provided in the note indentures, or otherwise from time to time. Such repurchases may be subject to bond availability and may require substantial premiums depending on prices in the marketplace and the call provisions.

Our credit agreements and the indentures to our notes contain various restrictions and limitations that may impact us. These restrictions and limitations relate to:

•  incurrence of indebtedness,
• contingent obligations,
• liens,
• capital expenditures,
• mergers and acquisitions,
• asset sales, dividends and distributions,
• redemption or repurchase of equity interests,

•  certain debt payments and modifications,
• loans and investments,
• transactions with affiliates,
• changes of control,
• payment of consulting and management
        fees, and
• compliance with laws and regulations.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005, (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt(1)	$685,190	$—	$—	$6,020	$679,170
Operating lease obligations	24,203	7,274	8,327	5,718	2,884
Purchase obligations and other(2)	55,938	55,497	441	—	—
Total	$765,331	$62,771	$8,768	$11,738	$682,054

(1)	Does not include interest.

(2)	Includes open purchase orders primarily for the procurement of raw materials, packaging and supplies for use in the production process. Excludes severance payments under the strategic realignment plan (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K).

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

Key areas where assumptions and estimates are used include:

Sun Care Returns — Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Due to the seasonal nature of sun care, we offer a limited extension of terms to certain qualified customers. This limited extension requires substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season and inventory positions at key retailers as we move through the sun care season. We monitor shipment activity and inventory levels at key retailers during the season in an effort to gauge potential returns issues. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. Based on our 2005 Sun Care results, each percentage point change in our returns rate would have impacted our reported net sales by $1.4 million and our reported operating income by $1.2 million.

Bad Debt Reserves — The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We measure past due status based on the date the invoice is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses are developed using historical experience, analysis of our accounts receivable aging and the overall credit worthiness of our portfolio of customers. Reserve balances are based on the best information available to us and are re-evaluated and adjusted as additional information is received. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings.

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

Goodwill and Indefinite-Lived Intangible Assets — Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long-lived assets, and for the selection of an appropriate discount rate. We measure the fair value of each of our reporting units, as defined in SFAS No. 142, for purposes of testing the appropriateness of the carrying value of our goodwill. We do this by estimating the discounted cash flows of each reporting unit. We then compare the fair value of the reporting unit to the carrying value of its net assets, including goodwill, to ensure no impairment is indicated. We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license-only arrangement. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. We use our judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired. In 2005, we reorganized our business segments as a result of our strategic realignment. In accordance with the requirements of SFAS No. 142, we reallocated goodwill to our new reporting units on a relative fair value basis.

Promotion Accruals — We offer a variety of sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in store display incentives and consumer coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves the use of judgment related to performance and redemption estimates. We account for these programs in accordance with Emerging Issues Task Force No. Issue 01–09, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of a Vendor’s Product).” Settlement of associated liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of certain trade promotion programs is dependent on the relative success of the events. Accruals for consumer coupons are made at the time the coupon is distributed. These estimates are made utilizing the value of the coupon and the expected redemption rates. Expected redemption rates are determined using historical redemption experience for similar programs. We monitor monthly redemption activity with the assistance of a third party, which tracks actual redemptions and provides updated estimates for future redemptions of the coupons. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Restructuring and Related Charges — Restructuring liabilities are recorded for estimated costs of facility closures, significant organizational adjustments, and measures undertaken by us to exit certain activities. We estimate the costs of such activities after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment or other assets, lease termination payments, plus any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute the restructuring plan. During fiscal 2003, we adopted the requirements of SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” which impacts the timing of recognition of certain exit or disposal costs.

Restructuring and related charges, which are reflected in operating expenses, include but are not limited to, termination and related costs, any asset impairments relating to the restructuring, and other costs directly related to the initiatives implemented.

See Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a more complete discussion of restructuring initiatives and related costs.

Pension and Postretirement Benefits — Included in our results of operations are pension and postretirement costs and credits, which are measured using actuarial valuations, with associated assets and/or liabilities recorded in our Consolidated Balance Sheet. Inherent in these valuations are key assumptions including assumptions about discount rates, expected return on plan assets, annualized increases in salaries and wages, the future number of participants and, in the case of postretirement health care benefits, the future cost of health care. These assumptions are updated on an annual basis. We are required to consider market conditions, including changes in interest rates, in making these assumptions. A one percentage point increase or decrease in the assumed health care cost trend rate would change the sum of the service and interest cost components of the fiscal 2005 net periodic postretirement benefit expense by less than 1%. A one percentage point increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 31, 2005 by less than 1%. A one percentage point change up or down in the discount rate or in the long-term rate of return on plan assets would not have a significant impact on net periodic pension expense.

Stock-Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, we have not recorded any expense for our stock options that vested solely on continuous service. In accordance with APB No. 25, we have recorded $8.0 million of compensation expense in fiscal 2005 related to the issuance of restricted stock, performance restricted stock and performance based stock options during the same period. The expense for restricted stock awards was based upon the closing price of our stock on the date of the award amortized over the associated service period. The expense for the performance restricted shares was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the recipient’s basis in the award, which is par value, and the closing stock price at the end of the fiscal period. The expense for the performance stock options was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the option grant price and the closing stock price at the end of the fiscal period. There were no charges to income for stock-based compensation plans in fiscal 2004 and 2003. As noted in Notes 2 and 10 to the Consolidated Financial Statements, we adopted SFAS No. 123 (revised 2004), “Share-based Payment” in the first quarter of fiscal 2006. This new accounting pronouncement will require us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our consolidated financial statements.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.” SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In April 2005, the Securities and Exchange Commission (“SEC”) indicated that it would not require companies to record any expense in accordance with SFAS No. 123 (R) until the first annual period beginning after June 15, 2005, which is fiscal 2006 for us (see Notes 2 and 10 to our consolidated financial statements in this Annual Report on Form 10-K.)

We have adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. We estimate the charge to pre-tax income for our stock-based compensation plans in fiscal year 2006 will be in the range of $8 to $10 million. The following factors and management assumptions may impact this estimate and other future expense amounts for any particular quarterly or annual period: the Company’s future stock-based compensation strategy including the timing, size and composition of new equity grants, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and the attainment levels of associated performance criteria. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for our first quarter of fiscal 2006. We do not believe this statement will have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Substantially all of our indebtedness at December 31, 2005 is comprised of fixed rate notes (see Note 7 to our consolidated financial statements in this Annual Report on Form 10-K). We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. Our indebtedness at December 31, 2005 was comprised of $340.0 million of 9-3/8% Notes, $339.2 million of 8% Notes and $6.0 million of a variable rate revolving line of credit. As such, at December 31, 2005, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

For the fiscal year ended December 31, 2005, we derived approximately 9% of net sales in currencies denominated other than the U.S. dollar, of which approximately 7% was from our Canadian subsidiary. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-4 to F-37. The Reports of our Independent Registered Public Accounting Firm, dated March 14, 2006, are included in the financial statements filed as part of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the latest fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in the financial statements filed as part of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers — The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors — Information Regarding Nominees” in our Proxy Statement for our Annual Meeting of Stockholders, to be held May 16, 2006, (the “Proxy Statement”) and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “Our Executive Officers” in Part I, Item 4A of this Annual Report on Form 10-K.

Beneficial Ownership Reporting Compliance — Information on the beneficial ownership reporting for our directors and executive officers will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.

Audit Committee Financial Expert — Information on our audit committee financial expert will be contained in our Proxy Statement, which is incorporated herein by reference.

Code of Conduct and Ethics —We have a Code of Conduct and Ethics that applies to all of our employees, including our Directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct and Ethics was distributed to employees and is available free of charge on our website at www.playtexproductsinc.com under the section entitled, “Investor Relations — Corporate Governance.” We intend to post on our web site any amendments to, or waivers from our Code of Conduct and Ethics applicable to Senior Financial Executives.

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

The information required by this item, which will appear in the Proxy Statement under the caption, “Executive Compensation,” is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, which will appear in the Proxy Statement under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item, which will appear in the Proxy Statement under the caption, “Certain Transactions,” is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item, which will appear in the Proxy Statement under the caption, “Independent Registered Public Accountants,” is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Financial Statements

(1)	The Reports of Independent Registered Public Accounting Firm, dated March 14, 2006, are on pages F-2 and F-3 of this Form 10-K. Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10-K and can be found on pages F-4 to F-37.

(2)    Financial Statement Schedule

The financial statement schedule — Schedule II — Valuation and Qualifying Accounts, is filed as part of this Form 10-K and is on page F-38. All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

(3)    Exhibits

Please see our Exhibit Index on Pages X-1 to X-3 of this Form 10-K.

PLAYTEX PRODUCTS, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
(Registrant)

March 14, 2006 By:	/S/ KRIS J. KELLEY Kris J. Kelley Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 14th day of March, 2006.

Signatures	Title
/s/ NEIL P. DEFEO Neil P. DeFeo	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ KRIS J. KELLEY Kris J. Kelley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOHN J. MCCOLGAN John J. McColgan	Vice President — Corporate Controller and Treasurer (Principal Accounting Officer)
/s/ DOUGLAS D. WHEAT Douglas D. Wheat	Chairman of the Board and Director
/s/ HERBERT M. BAUM Herbert M. Baum	Director
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director
/s/ RONALD B. GORDON Ronald B. Gordon	Director
/s/ ROBERT B. HAAS Robert B. Haas	Director
/s/ R. JEFFERY HARRIS R. Jeffrey Harris	Director
/s/ C. ANN MERRIFIELD C. Ann Merrifield	Director
/s/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski	Director
/s/ TODD D. ROBICHAUX Todd D. Robichaux	Director
/s/ NICK WHITE Nick White	Director

PLAYTEX PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Playtex Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Playtex Products, Inc. and subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Playtex Products, Inc. and subsidiaries based on our audit.

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

In our opinion, management’s assessment that Playtex Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Playtex Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 31, 2005, December 25, 2004 and December 27, 2003, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 31, 2005, December 25, 2004 and December 27, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of Playtex Products, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Playtex Products, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years ended December 31, 2005, December 25, 2004 and December 27, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Playtex Products, Inc. and subsidiaries as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Stamford, Connecticut
March 14, 2006

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	$643,806	$666,896	$643,874
Cost of sales	300,988	323,157	317,301
Gross profit	342,818	343,739	326,573
Operating expenses:
Selling, general and administrative	233,996	241,428	235,963
Restructuring, net	4,224	9,969	3,873
Loss on impairment of intangible assets	—	16,449	—
Amortization of intangibles	2,822	1,293	903
Total operating expenses	241,042	269,139	240,739
(Loss) gain on sale of assets	(2,421)	56,543	—
Operating income	99,355	131,143	85,834
Interest expense, net, including related party interest expense of $11,644 for 2003, net of related party interest income of $11,502 for 2003	64,396	69,561	55,038
Expenses related to retirement of debt, net	11,866	6,432	—
Other expenses	21	353	1,975
Income before income taxes	23,072	54,797	28,821
Provision (benefit) for income taxes	10,544	(710)	10,589
Net income	$12,528	$55,507	$18,232
Earnings per share:
Basic and diluted	$0.20	$0.91	$0.30
Weighted average shares outstanding:
Basic	61,837	61,216	61,216
Diluted	62,552	61,225	61,227

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$94,447	$137,766
Receivables, less allowance for doubtful accounts of $1,376 and $1,314 for 2005 and 2004, respectively	90,776	97,188
Inventories	62,109	71,711
Deferred income taxes, net	12,859	9,789
Other current assets	10,411	8,266
Total current assets	270,602	324,720
Net property, plant and equipment	110,314	120,638
Goodwill	485,610	493,707
Trademarks, patents and other intangibles, net	124,753	128,904
Deferred financing costs, net	12,095	16,586
Other noncurrent assets	1,164	6,835
Total assets	$1,004,538	$1,091,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,509	$41,758
Accrued expenses	82,654	81,112
Income taxes payable	4,440	2,110
Total current liabilities	119,603	124,980
Long-term debt	685,190	800,000
Deferred income taxes, net	66,012	61,403
Other noncurrent liabilities	19,616	21,072
Total liabilities	890,421	1,007,455
Stockholders’ equity:
Common stock; $0.01 par value; authorized 100,000,000 shares; issued and outstanding 63,573,621 shares at December 31, 2005 and 61,215,856 shares at December 25, 2004	636	612
Additional paid-in capital	556,865	526,233
Retained earnings (accumulated deficit)	(430,504)	(443,032)
Accumulated other comprehensive income (loss)	(3,098)	122
Unearned equity compensation	(9,782)	—
Total stockholders’ equity	114,117	83,935
Total liabilities and stockholders’ equity	$1,004,538	$1,091,390

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Equity Compensation	Total
Balance, December 28, 2002	61,216	$612	$526,233	$(516,771)	$(4,541)	$—	$5,533
Net income	—	—	—	18,232	—	—	18,232
Foreign currency translation	—	—	—	—	4,075	—	4,075
Minimum pension liability adjustment	—	—	—	—	(52)	—	(52)
Total comprehensive income	—	—	—	—	—	—	22,255
Balance, December 27, 2003	61,216	612	526,233	(498,539)	(518)	—	27,788
Net income	—	—	—	55,507	—	—	55,507
Foreign currency translation	—	—	—	—	702	—	702
Minimum pension liability adjustment	—	—	—	—	(62)	—	(62)
Total comprehensive income	—	—	—	—	—	—	56,147
Balance, December 25, 2004	61,216	612	526,233	(443,032)	122	—	83,935
Net income	—	—	—	12,528	—	—	12,528
Foreign currency translation	—	—	—	—	222	—	222
Minimum pension liability adjustment	—	—	—	—	(3,442)	—	(3,442)
Total comprehensive income	—	—	—	—	—	—	9,308
Restricted stock awards	1,051	11	17,787	—	—	(9,782)	8,016
Stock issued to employees exercising stock options	1,307	13	12,135	—	—	—	12,148
Tax effect of option exercises	—	—	710	—	—	—	710
Balance, December 31, 2005	63,574	$636	$556,865	$(430,504)	$(3,098)	$(9,782)	$114,117

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Cash flows from operations:
Net income	$12,528	$55,507	$18,232
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	15,784	14,768	14,102
Amortization of intangibles	2,822	1,293	903
Amortization of deferred financing costs	2,676	2,574	2,107
Amortization of unearned equity compensation	8,029	—	—
Deferred income taxes	3,774	1,531	8,748
Premium (discount) on bond repurchases	9,759	(450)	—
Write-off of deferred fees related to retirement of debt	2,107	6,882	—
Loss (gain) on sale of assets	2,421	(56,543)	—
Loss on impairment of intangible assets	—	16,449	—
Other, net	2,124	1,855	671
Changes in operating assets and liabilities, net of dispositions:
Receivables and retained interests	6,802	(8,763)	759
Inventories	3,880	5,264	8,176
Accounts payable	(9,290)	(130)	(7,744)
Accrued expenses	1,361	29,862	(2,189)
Other	(2,038)	2,630	3,394
Net cash provided by operations	62,739	72,729	47,159
Cash flows from investing activities:
Capital expenditures	(10,372)	(13,871)	(18,564)
Net proceeds from sale of assets	55,732	59,924	—
Payments for intangible assets	(38,807)	(3,504)	—
Net cash provided by (used for) investing activities	6,553	42,549	(18,564)
Cash flows from financing activities:
Borrowings under revolving credit facilities	6,020	115,800	288,250
Repayments under revolving credit facilities	—	(115,800)	(288,250)
Long-term debt borrowings	—	467,500	—
Long-term debt repayments	(120,830)	(460,750)	(34,500)
(Premium) discount on bond repurchases	(9,759)	450	—
Payment of financing costs	(292)	(12,850)	(1,624)
Proceeds from net settlement of related party notes	—	—	1,631
Proceeds from issuance of stock	12,159	—	—
Net cash used for financing activities	(112,702)	(5,650)	(34,493)
Effect of exchange rate changes on cash	91	685	1,746
(Decrease) increase in cash and cash equivalents	(43,319)	110,313	(4,152)
Cash and cash equivalents at beginning of period	137,766	27,453	31,605
Cash and cash equivalents at end of period	$94,447	$137,766	$27,453
Supplemental disclosure of cash flow information:
Interest paid	$64,518	$60,055	$53,148
Income tax paid (refunded), net	$3,730	$(4,009)	$2,472

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business — We are a leading manufacturer and marketer of a diversified portfolio of well-recognized branded consumer products. At December 31, 2005, our business segments include Feminine Care, Skin Care and Infant Care products.

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

Certain amounts in the prior year financial statements have been reclassified to conform to our current year presentation. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty-third week is added every 5 or 6 years. Fiscal 2005 was a fifty-three week year. Fiscal 2004 and 2003 were fifty-two week years.

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

Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. We accrue for damaged product and shipping discrepancies, and thus reduce net sales, based on historical experience related to these types of returns. Under certain circumstances, we authorize customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the revenue recognition conditions noted above are met. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and increase an accrued liability on our Consolidated Balance Sheet for anticipated returns based upon an estimated return level. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Due to the seasonal nature of sun care, we offer a limited extension of terms to certain qualified customers. This limited extension requires substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season.

We routinely commit to customer trade promotions and consumer coupon programs that require us to estimate and accrue the ultimate costs of such programs. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in-store displays, graphics, and other trade promotion activities conducted by the customer. We account for these programs in accordance with Emerging Issues Task Force No. Issue 01–09, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of a Vendor’s Product).” Costs of trade promotions, cash discounts offered to the trade as a payment incentive and consumer coupons are recorded as a reduction of net sales.

Research and Development — Research and development costs are expensed in selling, general and administrative (“SG&A”) as incurred and amounted to $15.6 million in fiscal 2005, $16.9 million in fiscal 2004 and $16.3 million in fiscal 2003.

Advertising and Promotion Expenditures — Costs associated with advertising and promotion, including fees to advertising agencies, are expensed in SG&A as incurred. Media advertising production costs are expensed the first time the advertising takes place. Our advertising and promotion expenditures were $92.7 million in fiscal 2005, $91.7 million in fiscal 2004 and $89.3 million in fiscal 2003.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Warehousing and Handling Costs — Costs associated with inventory storage and handling costs at our distribution centers are included as a component of SG&A. These costs are expensed as incurred and amounted to $17.8 million, $19.0 million and $20.4 million in fiscal 2005, 2004 and 2003, respectively. Warehousing and handling costs exclude inbound and outbound freight, which are included in cost of sales.

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

Capitalized Software Costs — We capitalize significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

Goodwill and Indefinite-Lived Assets — We conduct annual testing of our goodwill and indefinite-lived assets in the second quarter of our fiscal year. In addition, an intangible asset that is not subject to amortization will be tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. We measure the fair value of each of our reporting units for purposes of testing the appropriateness of the carrying value of our goodwill. We do this by estimating the discounted cash flows of each reporting unit. We then compare the fair value of the reporting unit to the carrying value of its net assets, including goodwill, to ensure no impairment is indicated. We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license-only arrangement. In 2005, we reorganized our business segments as a result of our strategic realignment. As a result, we reallocated goodwill to our new reporting units on a relative fair value basis. As part of the sale of the remaining non-core brand assets in late 2005, $8.1 million of goodwill, which represented the amount of goodwill allocated to our “non-core” reporting unit, was included in the calculation of the net loss on the sale of the remaining non-core brand assets. Additionally, we reviewed the remaining goodwill for impairment subsequent to the sale of the divested non-core brands, and no impairment was indicated. In the fourth quarter of 2004, we recorded an asset impairment charge of approximately $16.4 million. This non-cash charge was required to write down the value of two trademarks due to a change in the competitive environment

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

and a decision by management to not invest in non-core brands. Both of these trademarks were sold as part of the divestiture of the remaining non-core brand assets in late 2005.

Long-Lived Assets — We review long-lived assets, including fixed assets and intangible assets with definitive lives, such as patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The vast majority of our long-lived assets are located in the United States (“U.S.”). Amortization of patents and other intangible assets is expected to be approximately $2.5 million a year in fiscal 2006 through fiscal 2008, $2.2 million in fiscal 2009 and $0.9 million in 2010. Intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives. Useful lives for patents are 17 years, the remaining legal life, or the estimated product life, whichever is shorter, and others are determined by contractual obligations. The weighted average useful life of our long-lived intangible assets is approximately 10 years.

Deferred Financing Costs — Expenses incurred to issue debt are capitalized and amortized on a straight line basis, which approximates the effective yield method, over the life of the related debt agreements, and are included as a component of interest expense in the Consolidated Statements of Income.

Income Taxes — Deferred tax assets and liabilities are provided using the asset and liability method for temporary differences between financial and tax reporting bases using the enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we believe are more likely than not realizable.

Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at average exchange rates during the period. Net foreign currency translation gains or losses are shown as a component of accumulated other comprehensive income (loss) in the equity section of the Consolidated Balance Sheet.

Stock-Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, we have not recorded any expense for our stock options that vested solely on continuous service. In accordance with APB No. 25, we have recorded $8.0 million of compensation expense in fiscal 2005 related to the issuance of restricted stock, performance restricted stock and performance based options during the same period. The expense for restricted stock awards was based upon the closing price of our stock on the date of the award, amortized over the associated service period. The expense for the performance restricted shares was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the recipient’s basis in the award, which is par value, and the closing stock price at the end of the fiscal period. The expense for the performance stock options was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the option grant price and the closing stock price at the end of the fiscal period. There were no charges to income for stock-based compensation plans in fiscal 2004 and 2003 (see Notes 2 and 10.)

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net income:
As reported	$12,528	$55,507	$18,232
Add: Stock-based employee compensation expense included in net income, net of tax	5,058	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for stock option awards, net of related tax effect	(4,941)	(2,280)	(3,207)
Pro forma — Basic and diluted	$12,645	$53,227	$15,025
Earnings per share:
As reported
Basic and diluted	$0.20	$0.91	$0.30
Pro forma
Basic and diluted	$0.20	$0.87	$0.25
Pro forma weighted average common shares and common equivalent shares outstanding:
Basic	61,837	61,216	61,216
Diluted	62,617	61,225	61,227

The fair value of stock options used to compute the pro forma net income disclosure is the estimated fair value on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rates	4.05%	4.32%	3.63%
Dividend yield	—	—	—
Expected option life in years	8	8	8
Expected volatility	39%	41%	41%

2.    Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.” SFAS No. 123 (R) requires us to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In April 2005, the Securities and Exchange Commission (“SEC”) indicated that it would not require companies to record any expense in accordance with SFAS No. 123 (R) until the first annual period beginning after June 15, 2005, which is fiscal 2006 for us.

We have adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. We estimate the charge to pre-tax income for our stock-based compensation plans in fiscal year 2006 will be in the range of $8 to $10 million. The following factors and management assumptions may impact this estimate and other future expense amounts for any particular quarterly or annual period: the Company’s future stock-based compensation strategy including the timing, size and composition of new equity grants, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and the attainment levels of associated performance

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Impact of New Accounting Pronouncements (Continued)

criteria. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe this statement will have a material impact on our Consolidated Financial Statements.

3.    Restructuring

In February 2005, we announced a realignment plan (2005 Realignment) to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This was a continuation of our operational restructuring that began in late 2003.

Charges for the 2005 realignment totaled $16.7 million, of which $4.2 million in restructuring expenses and $2.0 million of other related expenses ($1.9 million in cost of goods and $0.1 million in SG&A) were recorded in 2005. The initial charges of $10.1 million in restructuring expenses and $0.4 million of other related expenses (in SG&A) were recorded in the fourth quarter of 2004 related primarily to severance liabilities under our existing severance policy. Some of the specific realignment initiatives included:

•	Consolidation of the U.S./International divisional structure in favor of a product category structure,

•	Realignment of the sales and marketing organizations and related support functions, and

•	Rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia, the discontinuation of manufacturing in Canada and a reduction in the corporate headquarters office space.

As a result, total headcount was reduced by more than 250 positions, or almost 17% of the workforce. The reduction was obtained through a combination of attrition, early retirement and layoffs.

We expect the majority of the remaining restructuring liability will be paid in cash during 2006.

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

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Restructuring (Continued)

The following tables summarize the restructuring activities for fiscal 2005, 2004 and 2003 (in thousands):

				Utilized, Net
	Beginning Balance	Charged to Income	Adjustments and Changes to Estimates	Cash	Non-Cash	Ending Balance
Fiscal 2005
Realignment Plan
Severance and related expenses	$10,075	$1,608	$—	$(7,834)	$—	$3,849
Early retirement obligations	—	2,072	—	(344)	(1,715)	13
Lease commitments	—	544	—	(56)	—	488
Total	$10,075	$4,224	$—	$(8,234)	$(1,715)	$4,350
Operational Restructuring Plan
Severance and related expenses	$600	$—	$36	$(636)	$—	$—
Fiscal 2004
Realignment Plan
Severance and related expenses	$—	$10,075	$—	$—	$—	$10,075
Operational Restructuring Plan
Severance and related expenses	$2,478	$—	$(107)	$(1,771)	$—	$600
Fiscal 2003
Operational Restructuring Plan
Asset write-downs	$349	$—	$(349)	$—	$—	$—
Severance and related expenses	870	2,650	391	(1,433)	—	2,478
Accelerated pension obligations	80	1,223	(80)	—	(1,223)	—
Excess purchase commitments	51	—	(33)	(18)	—	—
Other exit costs	814	—	71	(885)	—	—
Total	$2,164	$3,873	$—	$(2,336)	$(1,223)	$2,478

4.    (Loss) Gain on Sale of Assets

In late 2005, we completed the sale of the remaining non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands. We recorded a loss of $2.4 million as a result of the transaction. Gross proceeds received in 2005 from the sale of these brand assets were $55.7 million. The carrying value of the assets sold was $57.2 million and we incurred net fees and expenses related to the sale of the non-core assets of $1.4 million.

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

5.    Expenses Related to Retirement of Debt

In 2005, on varying dates, we repurchased on the open market, and subsequently cancelled, $120.8 million principal amount of our 8% Senior Secured Notes due 2011 (“8% Notes”) at a premium of $9.8 million. In addition, we wrote off $2.1 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

On February 19, 2004, we refinanced our then outstanding credit facility and terminated our receivables facility. We wrote off approximately $6.6 million in unamortized deferred financing fees relating to our then outstanding

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Expenses Related to Retirement of Debt (Continued)

credit facility and $0.1 million of an unamortized fee paid to originate the receivables facility in 2001. Also on February 19, 2004, we repurchased on the open market $10.0 million principal of our 9-3/8% Senior Subordinated Notes due 2011 (the “9-3/8% Notes,” together with the 8% Notes, the “Notes”), at a discount, which resulted in a net gain, including a $0.2 million write-off of unamortized deferred financing fees associated with the repurchased notes, of $0.3 million (see Note 7).

6.    Balance Sheet Components

The components of certain balance sheet accounts are as follows (in thousands):

	December 31, 2005	December 25, 2004
Inventories:
Raw materials	$10,000	$13,587
Work in process	1,010	1,714
Finished goods	51,099	56,410
Total	$62,109	$71,711
Net property, plant and equipment:
Land and land improvements	$4,403	$4,389
Building and building improvements	37,138	36,964
Leasehold improvements	4,847	4,851
Furniture and fixtures	8,239	8,839
Information technology	15,484	17,382
Machinery and equipment	170,265	176,487
	240,376	248,912
Less accumulated depreciation and amortization	(130,062)	(128,274)
Total	$110,314	$120,638
Trademarks, patents and other intangibles, net:
Trademarks and other indefinite-lived intangible assets	$109,808	$115,650
Patents and other	21,190	20,134
Less accumulated amortization	(6,245)	(6,880)
Net	14,945	13,254
Total	$124,753	$128,904
Accrued expenses:
Advertising and sales promotion	$24,520	$21,154
Employee compensation and benefits	21,245	20,044
Interest	11,810	14,577
Restructuring costs — current	4,272	8,268
Sun Care returns reserve	8,005	5,994
Other	12,802	11,075
Total	$82,654	$81,112
Accumulated other comprehensive income (loss):
Foreign currency translation, net(1)	$1,221	$999
Minimum pension liability adjustment, net(2)	(4,319)	(877)
Total	$(3,098)	$122

(1)Net of tax effect of $0.6 million at December 31, 2005 and $0.5 million at December 25, 2004.

(2)Net of tax effect of $2.9 million at December 31, 2005 and $0.6 million at December 25, 2004.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2005	December 25, 2004
Variable rate indebtedness:
Revolver	$6,020	$—
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	339,170	460,000
9-3/8% Senior Subordinated Notes due 2011	340,000	340,000
Total	$685,190	$800,000

2004 Refinancing — On February 19, 2004, we completed a refinancing (the “2004 Refinancing Transaction”) of our then outstanding credit facility (“Senior Debt”) and receivables facility (see Note 8). As part of the 2004 Refinancing Transaction, we entered into:

•	$460.0 million principal amount of 8% Notes, of which $120.8 million principal has been repurchased and cancelled, and

•	a five-year $107.5 million variable rate credit facility, as amended (the “Credit Facility”), comprised of:

— a $7.5 million term loan, which we repaid and terminated in the third quarter of 2004, and
— a $100.0 million Revolving Credit Facility, as amended (together with the Canadian Revolver, the “Revolver”).

In addition, in late November 2005, we originated a $20.0 million (Canadian dollar) Canadian Revolver to provide our Canadian subsidiary with a financing source for working capital.

The net proceeds from the 2004 Refinancing Transaction including borrowings under the Credit Facility were used to repay and/or terminate commitments under our Senior Debt and our receivables facility.

As a result of the 2004 Refinancing Transaction, we incurred approximately $12.9 million in fees and expenses, which have been deferred and are being amortized over the term of the related indebtedness. In 2005, we incurred $0.3 million in fees associated with the Canadian Revolver, which have also been deferred and are being amortized over the term of the Canadian Revolver.

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

The 8% Notes are secured by a first lien on intellectual property owned by Playtex Products, Inc. and its domestic subsidiaries, the guarantors of the 8% Notes, and by a second lien on substantially all personal property and material owned real property, other than intellectual property, owned by us and the guarantors of the 8% Notes. We do not have the option to redeem the 8% Notes from March 1, 2007 through March 1, 2008. At our option,

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Long-Term Debt (Continued)

we may redeem the 8% Notes on or after March 1, 2008 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

12 Months Beginning	Percentage
March 1, 2008	104.000
March 1, 2009	102.000
March 1, 2010 and thereafter	100.000

9-3/8% Notes — We pay interest on the 9-3/8% Notes semi-annually on June 1 and December 1 of each year. At our option, we may redeem the 9-3/8% Notes, in whole or in part, on or after June 1, 2006 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

12 Months Beginning	Percentage
June 1, 2006	104.688
June 1, 2007	103.125
June 1, 2008	101.563
June 1, 2009 and thereafter	100.000

Revolver — The Revolver expires in February 2009. The rates of interest we pay on the Revolver are, at our option, a function of certain alternative short term borrowing rates such as the London Inter Bank Offer Rate (“LIBOR”) plus an applicable margin, which fluctuates depending on certain financial ratios, or an index rate based upon the prime rate or federal funds rate plus an applicable margin, which fluctuates depending on those same financial ratios. The availability under our Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the Credit Facility. As of December 31, 2005, our availability under the Revolver was $54.0 million, as reduced for the outstanding balance of $6.0 million and $3.8 million of open letters of credit. We pay a quarterly commitment fee on the available but unused Revolver balance of 0.375%.

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

On November 16, 2005, we amended our Credit Facility. These amendments allowed us to sell the non-core brand assets sold in late 2005 and originate the Canadian Revolver.

We also amended our Credit Facility in October 2004 to allow us to repurchase the Notes provided we meet certain specified conditions and a certain minimum availability target under our Revolver over a forecasted twelve month period and to sell the Woolite brand assets.

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

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Long-Term Debt (Continued)

The indentures to the Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Our wholly-owned domestic subsidiaries are guarantors of the Notes (see Note 18).

In 2006, during the period from January 1 to March 3, 2006, we have repurchased and retired an additional $49.0 million principal amount of our 8% Notes at a premium of $3.7 million. In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing a pro-rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes. The only required principal repayments during the next five years is on our Revolver, which requires us to pay any outstanding principal at the February 2009 termination date.

8.    Receivables Facility

On February 19, 2004, the receivables purchase facility agreement (the “Receivables Facility”), was terminated as part of the 2004 Refinancing Transaction (see Note 7). At the time of termination, our wholly-owned subsidiary, Playtex A/R LLC, was merged into Playtex Products, Inc.

In 2001, we entered into the Receivables Facility through our wholly-owned subsidiary, Playtex A/R LLC. Through the Receivables Facility, we sold on a continuous basis to Playtex A/R LLC substantially all of our domestic customers’ trade invoices that we generated. Playtex A/R LLC sold to a third-party commercial paper conduit (the “Conduit”) an undivided fractional ownership interest in these trade accounts receivable. Our retained interest in receivables represented our subordinated fractional undivided interest in receivables sold to Playtex A/R LLC and the net unamortized securitization fee incurred by Playtex A/R LLC.

We sold receivables at a discount, which we included in other expenses in the Consolidated Statements of Income. This discount, which was $0.3 million for 2004, through the termination date of February 19, 2004, and $1.9 million for 2003, reflected the fees required by the Conduit to purchase a fractional undivided interest in the receivables. The fees were based on the payment characteristics of the receivables, most notably their average life, interest rates in the commercial paper market and historical credit losses. Also included in other expenses is the impact of the amortization of a securitization fee incurred by Playtex A/R LLC to establish the Receivables Facility.

The following table summarizes the cash flows between Playtex A/R LLC and us for the year ended December 25, 2004 (in thousands):

Proceeds from collections used to purchase additional receivables from Playtex Products, Inc.	$82,506
Decrease in fractional interest sold	(21,000)
Net cash flow to Playtex Products, Inc.	$61,506

9.    Income Taxes

The provision (benefit) for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred income tax assets and liabilities are calculated for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts we believe are more likely than not realizable.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Income Taxes (Continued)

Income before income taxes are as follows (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
U.S.	$19,217	$51,421	$23,568
Foreign	3,855	3,376	5,253
Total	$23,072	$54,797	$28,821

Our provision (benefit) for income taxes are as follows (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Current:
Federal	$4,379	$(5,083)	$(1,481)
State and local	871	896	1,195
Foreign	1,520	1,946	2,127
	6,770	(2,241)	1,841
Deferred:
Federal	3,501	1,985	9,352
State and local	175	250	(586)
Foreign	98	(704)	(18)
	3,774	1,531	8,748
Total	$10,544	$(710)	$10,589

Our provision (benefit) for income taxes differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Expected federal income tax at statutory rates	$8,075	$19,179	$10,087
State and local income taxes	680	745	396
Deferred tax expense for undistributed foreign earnings	835	755	1,050
Dividends received deduction, net	(6,806)	—	—
Change in valuation allowance for capital loss carryforward	5,599	(17,793)	—
Non-deductible goodwill associated with sale of non-core brands	2,834	—	—
Benefit of favorable foreign tax audit	—	(2,800)	—
Other, net	(673)	(796)	(944)
Total provision (benefit) for income taxes	$10,544	$(710)	$10,589

In late 2005, the Company divested its remaining non-core brand assets (see Note 4) resulting in a $2.4 million loss for financial reporting purposes. This divesture included $8.1 million of non-deductible goodwill and a $16.0 million capital loss for tax reporting purposes. The future tax benefit of the capital loss carryover that expires in 2010 was fully reserved through an increase to the valuation allowance due to the uncertainty of its future utilization.

On January 13, 2005, the U.S. Treasury issued Notice 2005-10 that provided initial guidance for the special repatriation provision provided by The American Jobs Creation Act of 2004. In response, we developed and implemented Domestic Reinvestment Plans (the “Plans”) in 2005. The Plans provided for our Canadian and

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Income Taxes (Continued)

Australian subsidiaries to pay dividends totaling $23.7 million in multiple installments during 2005. The dividends were used to partially fund our 2005 U.S. advertising program. We had fully provided U.S. taxes for the undistributed earnings of our Canadian and Australian subsidiaries at the statutory rate. As a result, we recorded tax benefits of approximately $6.8 million to reflect the reduced tax rate associated with these special repatriations, which is substantially below the statutory rate.

In 2002, the U.S. Treasury issued new regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permitted us to utilize a previously disallowed $135.1 million tax capital loss that resulted from the sale of Playtex Beauty Care, Inc. during fiscal 1999. This was utilized on December 15, 2003 in conjunction with the retirement of the then outstanding related party notes. In 2004, we recorded a tax benefit of $17.8 million for an additional utilization of the capital loss carryforward to offset a capital gain resulting from the sale of the Woolite assets (see Note 4). The remaining $44.3 million capital loss carryforward expired on December 25, 2004.

Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 31, 2005 and December 25, 2004 are as follows (in thousands):

	December 31, 2005	December 25, 2004
Deferred tax assets:
Allowances and reserves not currently deductible	$14,646	$12,699
Postretirement benefits reserve	5,987	6,450
Capital loss carryover	5,634	—
Tax basis in foreign subsidiaries	1,589	—
Net operating loss carryforwards	608	3,993
Tax credits and contribution carryforward	520	1,148
Other	1,298	1,639
Subtotal	30,282	25,929
Less: valuation allowance	(5,634)	—
Total	24,648	25,929
Deferred tax liabilities:
Trademarks and other intangibles	48,013	35,137
Property, plant and equipment	29,222	32,483
Undistributed income of foreign subsidiary	545	6,633
Other	21	3,290
Total	77,801	77,543
Deferred tax liabilities, net	$53,153	$51,614

The change in the valuation allowance of $5.6 million during 2005 relates to a valuation allowance associated with the capital loss carryforward resulting from the non-core asset sale discussed above. Deferred tax assets are regularly reviewed to determine their realizability based on management’s consideration of historical taxable income, estimates of future taxable income, and timing and amounts of reversing deferred tax liabilities. A valuation allowance is established to reduce recorded deferred tax assets to amounts considered by management to be more likely than not realizable.

We have available net operating loss carryforwards (“NOLs”) of $1.6 million at December 31, 2005 that expire in years 2009 through 2012. These NOLs relate to losses generated by Carewell Industries, Inc. prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Stock-Based Compensation Plans

At December 31, 2005, the Company had two stock-based compensation plans, which are described below.

The Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. (the “2003 Stock Option Plan”) was approved by stockholders at the Company’s annual meeting on May 15, 2003 and permits the granting of non-qualified stock options and incentive stock options to directors and employees. The 2003 Stock Option Plan will terminate on May 14, 2008. Option awards are generally granted with an exercise price equal to the closing market price of Playtex Products, Inc. common stock on the day prior to the grant. Except for formula grants to certain non-employee directors, which vest over three, four and five-year periods, stock option awards generally vest annually over three years of continuous service. Starting in late 2004, certain awards vest annually over three years of continuous service and based upon attaining certain annual performance targets as established by the Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”). There are two types of performance stock options. The first type is market condition performance stock options, which were granted to certain members of senior management and vest based upon achieving a specified average common stock price target for the fourth quarters of 2005, 2006 and 2007. The average stock price targets increase each year of the vesting period. If the average stock price targets stock price is not achieved for any year, the vesting tranche rolls into the next year vesting tranche, which has a higher stock price performance criterion. If the targets are not met by the end of 2007, all associated unvested options will be forfeited. The 2005 price targets were achieved and the related options vested. The second type of performance options generally vest annually over approximately a three-year period of continuous service and upon attaining certain annual performance targets (other than stock price performance) as established annually by the Compensation Committee. If the service period requirements or the performance targets are not attained for the non-market condition performance options, the associated vesting tranche is forfeited. Options under this plan expire ten years from the date of grant unless otherwise specified in the award agreement. Under this plan, at December 31, 2005, we have: 8,662,109 options authorized, 5,849,048 options outstanding, and 2,813,061 options available to grant.

The Stock Award Plan was approved by stockholders at the Company’s annual meeting on May 16, 2005, permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, restricted stock units and stock bonus and performance compensation awards to employees, directors and consultants. The Stock Award Plan will expire on October 2, 2014. At December 31, 2005, only restricted stock awards and performance restricted stock awards have been granted under this plan. The restricted stocks awards were granted to certain non-employee directors and vest annually over approximately three years of continuous service. The performance restricted stock awards were granted to certain employees and generally vest annually over approximately a three-year period of continuous service and upon attaining certain annual performance targets as established by the Compensation Committee. If the annual performance targets are not attained for the performance restricted stock awards, the associated vesting tranche is forfeited. Under this plan, at December 31, 2005, we have: 4,000,000 shares authorized, 21,440 restricted shares and 1,029,468 performance restricted shares outstanding, all of which were granted in 2005, and 2,949,092 shares available to grant. The weighted average fair value of restricted shares granted in 2005 under the plan is $10.73 per share. Subsequent to December 31, 2005, 284,191 shares of performance restricted stock awards vested.

We account for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, we have not recorded any expense for our stock options that vested solely on continuous service. In accordance with APB No. 25, we have recorded $8.0 million of compensation expense in fiscal 2005 related to the issuance of restricted stock, performance restricted stock and performance based options during the same period. The expense for restricted stock awards was based upon the value on the date of the award amortized over the associated service period. The expense for the performance restricted shares was based on management’s estimation of the performance awards that will vest

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Stock-Based Compensation Plans (Continued)

over the associated service period and the spread between the recipient’s basis in the award and the closing stock price at the end of the fiscal period. The expense for the performance stock options was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the option grant price and the closing stock price at the end of the fiscal period. There were no charges to income for stock-based compensation plans in fiscal 2004 and 2003.

As noted in Note 1, we have adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. We estimate the charge to pre-tax income for our stock-based compensation plans in fiscal year 2006 will be in the range of $8 to $10 million. The following factors and management assumptions may impact this estimate and other future expense amounts for any particular quarterly or annual period: the Company’s future stock-based compensation strategy including the timing, size and composition of new equity grants, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and the attainment levels of associated performance criteria. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

The following table summarizes our stock option activity over the past three fiscal years:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,642,303	$9.44	7,426,016	$10.91	6,846,681	$11.34
Granted	1,329,000	10.34	2,820,421	6.99	856,500	7.60
Exercised	(1,306,857)	9.30	—	—	—	—
Expired	(117,178)	7.96	(84,500)	13.00	—	—
Forfeited	(1,698,220)	11.10	(2,519,634)	10.88	(277,165)	11.33
Outstanding at end of year	5,849,048	7.43	7,642,303	9.44	7,426,016	10.91

Options exercisable at year-end	2,862,784		4,155,852	11.15	5,653,724	11.33
Weighted-average fair value of options granted during the year		$5.24		$2.62		$4.32

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Stock-Based Compensation Plans (Continued)

The following table summarizes information about our stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Amount	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Amount	Weighted Average Exercise Prices
Range of Exercise Prices
$6.34 to 7.62	2,439,071	8.50	$6.5807	918,366	$6.7018
$7.63 to 9.50	591,152	8.39	8.5764	181,293	8.7201
$9.51 to 10.82	1,734,325	7.07	10.4412	822,625	10.2864
$10.83 to 12.40	503,500	7.03	12.2694	399,500	12.3685
$12.41 to 14.38	311,000	3.40	14.1780	271,000	14.2500
$14.39 to 15.50	270,000	3.31	15.4222	270,000	15.4222
$6.34 to 15.50	5,849,048	7.43	$9.2289	2,862,784	$10.1874

11.    Earnings Per Share

The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the last three fiscal years (in thousands, except per share data):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Numerator:
Net income — as reported	$12,528	$55,507	$18,232
Denominator:
Weighted average common shares outstanding — Basic	61,837	61,216	61,216
Effect of Dilutive Securities:
Dilutive effect of restricted stock	113	—	—
Dilutive effect of performance based stock options	58	—	—
Dilutive effect of time based stock options	544	9	11
Weighted average common shares outstanding — Diluted	62,552	61,225	61,227
Earnings Per Share:
Basic and diluted	$0.20	$0.91	$0.30

The basic weighted average shares outstanding do not include shares of restricted stock. The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options granted to our employees. At December 31, 2005, December 25, 2004, and December 27, 2003, stock options to purchase our common stock totaling 1.9 million shares, 7.6 million shares and 7.4 million shares, respectively, were not included in the diluted EPS calculation, since their impact would have been anti-dilutive. In addition, at December 27, 2003, potentially dilutive shares totaling 0.7 million relating to our then outstanding 6% Convertible Notes were not included in the diluted EPS calculation since their impact would have been anti-dilutive. Our last outstanding 6% Convertible Notes were redeemed in the third quarter of

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Earnings Per Share (Continued)

2003. Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the dilutive securities are anti-dilutive on net income (i.e. have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.    Commitments and Contingencies

Our leases are primarily for facilities, manufacturing equipment, automobiles and information technology equipment. We lease certain facilities, which have original lease terms ranging from one to fifteen years. The majority of our facility leases provide for a renewal option at our discretion, some of which may require increased rent expense. Some of our facility leases also contain pre-determined rent increases over the lease term, although such increases are not material to our operating results. In addition, certain of our facility leases require payment of operating expenses, such as common area charges and real estate taxes. The majority of our leased equipment contains fair value purchase options at the end of the lease term. Future minimum payments under non-cancelable operating leases, with initial terms exceeding one year, for fiscal years ending after December 31, 2005 are as follows: $7.3 million in 2006, $5.0 million in 2007, $3.3 million in 2008, $2.9 million in 2009, $2.8 million in 2010 and $2.9 million in later years. Sublease rental income commitments are $0.4 million in each of the next two fiscal years.

Rent expense for operating and month-to-month leases amounted to $8.8 million, $9.9 million and $10.8 million for fiscal 2005, 2004 and 2003, respectively. Sublease rental income was $0.4 million for fiscal 2005, 2004 and 2003. Our two largest rental agreements include a provision for scheduled rent increases. For leases entered into prior to 2005, we have not recorded expense on a straight-line basis over the rental term as described in SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. However, we have compared rent expense as recorded to the amount of rent expense using the straight-line method and determined that the difference was immaterial. For perspective, the use of the straight-line method would have resulted in an increase to reported net income of less than $0.1 million in fiscal 2005 and $0.1 million in fiscal 2004 and 2003.

In the ordinary course of our business, we may become involved in legal proceedings concerning contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

13.    Pension and Other Postretirement Benefits

Defined Benefit Pension Plans — Substantially all of our U.S. hourly and most of our Canadian employees participate in company-sponsored pension plans. At December 31, 2005, approximately 1,000 participants were covered by these plans and approximately 500 of them were receiving benefits. We use a December 31 measurement date for our plans.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Pension and Other Postretirement Benefits (Continued)

Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, are amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include the following and are based on a calendar year-end measurement date:

	Pension Plan		Other Benefits
	Year Ended		Year Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Assumptions Used to Determine Benefit Obligations:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.75%	N/A	N/A
Rate of compensation increase	3.50%	4.00%	3.50%	4.00%

In selecting an assumed discount rate, we consider currently available rates of return on high quality fixed income investments expected to be available during the period to maturity of pension benefits. The selection is made by referencing published bond indices, such as the Moody’s Aa and the Citigroup Pension Liability Index, and adjusting those rates for differences in the term of the bonds and the payment stream of our obligations.

Net pension expense for fiscal 2005, 2004 and 2003 is included in operating income in the Consolidated Statements of Income and includes the following components (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net Pension Expense
Service cost	$1,523	$1,427	$1,383
Interest cost	3,377	3,177	2,958
Expected return on plan assets	(4,487)	(4,304)	(3,713)
Loss due to special termination benefits	1,438	—	1,223
Amortization of prior service cost	12	18	—
Recognized actuarial loss	321	131	426
Loss due to curtailments	108	419	—
Amortization of transition obligation	23	37	35
Net pension expense	$2,315	$905	$2,312

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Pension and Other Postretirement Benefits (Continued)

Reconciliation of the change in benefit obligations, change in plan assets, and the funded status of the plans for fiscal 2005 and 2004 are as follows (in thousands):

	December 31, 2005	December 25, 2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$54,682	$51,440
Service cost	1,523	1,427
Interest cost	3,377	3,177
Actuarial loss	3,848	1,119
Benefits paid	(3,205)	(2,677)
Loss due to special termination benefits	1,438	—
Curtailments	721	(419)
Amendments(1)	—	260
Foreign currency exchange rate changes	401	355
Benefit obligation at end of year	$62,785	$54,682
Change in Plan Assets
Fair value of plan assets at beginning of year	$53,857	$50,304
Actual return on plan assets	3,590	5,343
Benefits and expenses paid	(3,228)	(2,677)
Employer contributions	1,367	629
Foreign currency exchange rate changes	289	258
Fair value of plan assets at end of year	$55,875	$53,857
Reconciliation of the Funded Status
Funded status	$(6,910)	$(825)
Unrecognized transition obligation	238	146
Unrecognized prior service cost	141	86
Unrecognized actuarial loss	11,963	6,968
Net amount recognized	$5,432	$6,375

(1)	In 2004, our Canadian Pension Plan was amended. The plan was updated for current pension benefit earned data using employee career average earnings.

Included in the totals above are our Canadian plans, which have accumulated benefit obligations in excess of plan assets as follows (in thousands):

	December 31, 2005	December 25, 2004
Projected benefit obligation	$8,395	$6,960
Accumulated benefit obligation	7,665	6,723
Fair value of plan assets	6,571	5,029

Included in the totals above is our U.S. plan, which has accumulated benefit obligations in excess of plan assets, for fiscal 2005 only, as follows (in thousands):

	December 31, 2005	December 25, 2004
Projected benefit obligation	$54,390	$47,722
Accumulated benefit obligation	50,667	44,683
Fair value of plan assets	49,304	48,828

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Pension and Other Postretirement Benefits (Continued)

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2005 and December 25, 2004 was $58.3 million and $51.4 million, respectively.

The pension plans assets are invested primarily in fixed income and equity mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents. The plans do not invest in any Playtex Products, Inc. securities. The weighted average asset allocations at December 31, 2005 and December 25, 2004, by asset category, were as follows:

		Plan Asset Allocation at:
	Target Allocation	December 31, 2005	December 25, 2004
Asset Category
Equity	40%	41%	40%
Debt securities	60%	59%	60%
Total	100%	100%	100%

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

Postretirement Benefits Other than Pensions — We provide postretirement health care and life insurance benefits to certain U.S. retirees. These plans require employees to share in the costs. Practically all of our U.S. personnel hired prior to January 1, 2004 would become eligible for these postretirement health care and life insurance benefits if they were to retire from the Company. Employees hired on or after January 1, 2004 may participate in the plan; however, they must pay the full cost of the coverage.

In May 2004, the FASB issued FSP SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).” The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies. We adopted FSP SFAS 106-2 during our third quarter ended September 25, 2004. FSP SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses if it is determined that the prescription drug benefits of the retiree medical program are determined to be actuarially equivalent to those offered under Medicare Part D. We have concluded that the benefits under our plan are at least actuarially equivalent to Medicare Part D under the Act. The effect of the subsidy reduced our benefit obligation at December 31, 2005 by $1.5 million.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Pension and Other Postretirement Benefits (Continued)

The components of the net periodic postretirement benefit expense, which is included in operating income in the Consolidated Statements of Income for fiscal 2005, 2004, and 2003, are as follows (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net Periodic Postretirement Benefit Expense
Service cost — benefits earned during the period	$661	$676	$1,076
Interest cost on accumulated benefit obligation	942	1,143	1,731
Amortization of prior service benefit	(2,334)	(2,334)	(94)
Gain due to curtailment	—	—	(358)
Recognized actuarial loss	886	1,282	728
Net periodic postretirement benefit expense	$155	$767	$3,083

Reconciliation of the change in benefit obligations, change in plan assets, and the funded status of the plans for fiscal 2005 and 2004 are as follows (in thousands):

	December 31, 2005	December 25, 2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$20,282	$17,457
Service cost	661	676
Interest cost	942	1,143
Employee contributions	563	480
Actuarial (gain) loss	(4,166)	1,884
Benefits paid	(1,860)	(1,358)
Benefit obligation at end of year	$16,422	$20,282
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,297	878
Employee contributions	563	480
Benefits paid	(1,860)	(1,358)
Fair value of plan assets at end of year	$—	$—
Reconciliation of the Funded Status
Funded status	$(16,422)	$(20,282)
Unrecognized prior service gain	(8,738)	(11,073)
Unrecognized actuarial loss	10,138	15,191
Net amount accrued at year-end	$(15,022)	$(16,164)

The components of the $4.2 million actuarial gain for 2005 was the result of certain plan changes ($2.4 million), the impact of the Medicare Part D subsidy ($1.5 million) and the demographic and cost trend assumptions ($0.3 million).

The assumed health care cost trend rate and discount rate were 9.00% and 5.75% in 2005, respectively, compared to 9.00% and 6.00% in 2004, respectively. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.00% is reached in 2013. A one percentage point increase or decrease in the assumed health care cost trend rate would change the sum of the service and interest cost components of the fiscal 2005 net periodic postretirement benefit expense by less than 1%. A one percentage point increase or decrease in

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Pension and Other Postretirement Benefits (Continued)

the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 31, 2005 by less than 1%.

Cash Flows

We are required to contribute approximately $1.1 million to our pension plans during the next fiscal year beginning on January 1, 2006 and ending on December 30, 2006. In addition, we estimate that we will be required to pay approximately $1.0 million to fund the current year cost of our postretirement benefit plans for our retirees.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2006	$2,647	$1,037
2007	2,660	1,131
2008	2,732	1,221
2009	2,869	1,306
2010	3,054	1,385
Years 2011 through 2015	19,266	8,035

Defined Contribution Benefit Plans — We also provide four defined contribution plans covering various employee groups, two of which have non-contributory features. The amounts charged to income for the defined contribution plans totaled $6.6 million, $7.5 million and $7.1 million for our last three fiscal years ended 2005, 2004, and 2003, respectively.

14.    Business Segments and Geographic Area Information

As a result of our 2005 strategic realignment, we reorganized into three core business segments, Feminine Care, Skin Care and Infant Care, and one non-core business segment, which included all other brands not classified in one of the three core categories. In late 2005, we sold the remaining assets of the non-core business segment as well as certain assets in the Skin Care segment. For comparative purposes, we have included all of these divested assets into a “Divested” business segment to provide a more meaningful comparison of operating results, as impacted by the brand asset sale.

Our Feminine Care segment includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

•    Plastic applicator tampons:
      —  Playtex Gentle Glide,
      —  Playtex Portables, and
      —  Playtex Slimfits.
•    Cardboard applicator tampons:
      —  Playtex Beyond.
•    Personal Cleansing Cloths.

Our Skin Care segment includes the following brands:

•    Banana Boat Sun Care products,
•    Wet Ones pre-moistened towelettes,
•    Playtex Gloves, and,
•    other skin care products.

Our Skin Care segment previously included Baby Magic baby toiletries and Mr. Bubble children’s bubble bath which were divested in late 2005. As a result, we have reclassified them in 2005 to the Divested segment for all periods presented.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Business Segments and Geographic Area Information (Continued)

Our Infant Care segment includes the following brands:

•    Playtex disposable feeding products,
•    Playtex reusable hard bottles,
•    Playtex cups and mealtime products,
•    Playtex pacifiers,
•    Diaper Genie diaper disposal system,
•    Embrace breast pump, and
•    Hip Hammock child carrier.

Our Divested segment includes the remaining non-core brands that were divested in late 2005. These products include Ogilvie at-home permanents, Binaca breath spray and drops and other health and beauty care products. Fiscal 2004 and 2003 include results of Woolite rug and upholstery products, which was divested on November 2, 2004.

Our business segments’ results for the last three fiscal periods are as follows. Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (in thousands):

	Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Feminine Care	$229,729	$73,156	$227,057	$69,090	$213,326	$66,613
Skin Care	195,729	43,121	183,308	33,402	162,951	19,328
Infant Care	169,793	44,685	165,964	44,837	165,849	43,530
Subtotal	595,251	160,962	576,329	147,329	542,126	129,471
Divested	48,555	8,361	90,567	11,457	101,748	12,449
Subtotal	$643,806	169,323	$666,896	158,786	$643,874	141,920
Corporate		(69,968)		(27,643)		(56,086)
Total		$99,355		$131,143		$85,834

The amount of depreciation allocated to each business segment is as follows (in thousands):

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Feminine Care	$4,661	$4,430	$4,230
Skin Care	2,234	1,920	1,833
Infant Care	3,622	3,397	3,244
Subtotal	10,517	9,747	9,307
Divested	467	659	630
Depreciation included in segment operating income	10,984	10,406	9,937
Depreciation not allocated to segments	4,800	4,362	4,165
Consolidated depreciation	$15,784	$14,768	$14,102

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Business Segments and Geographic Area Information (Continued)

Geographic Area Information

Net sales and operating income represents sales to unaffiliated customers only. Intergeographic sales are minimal and are not disclosed separately. Net sales and operating income within the U.S. include all 50 states and its territories. Corporate charges that are not allocated to segments (see preceding table) are included in operating income for the U.S. International net sales and operating income represents business activity outside of the U.S. and its territories (in thousands):

	Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
United States	$573,701	$84,944	$599,356	$116,872	$581,451	$74,221
International	70,105	14,411	67,540	14,271	62,423	11,613
Total	$643,806	$99,355	$666,896	$131,143	$643,874	$85,834

Identifiable assets by geographic area represent those assets that are used in our operations in each area. U.S. includes all 50 states and its’ territories and International represents assets outside of the U.S. and its territories (in thousands):

	December 31, 2005	December 25, 2004
Identifiable Assets
United States(1)	$982,365	$1,052,865
International(2)	22,173	38,525
Total	$1,004,538	$1,091,390

(1)	All goodwill resides in the United States. Includes long-lived assets, net of $125.2 million in 2005 and $133.2 million in 2004.

(2)	The majority of our international identifiable assets are related to our Canadian subsidiary. In 2005, our foreign subsidiaries paid dividends totaling $23.7 million to their U.S. parent (see Note 9). Includes long-lived assets, net of $0.1 million in 2005 and $0.7 million in 2004.

15.    Business and Credit Concentrations

Most of our customers are dispersed throughout the United States and Canada. Wal-Mart Stores, Inc., our largest customer, accounted for approximately 28% of our consolidated net sales in 2005 and 2004 and approximately 27% in 2003. Target Corporation, our second largest customer, accounted for approximately 13% of our consolidated net sales in 2005 and approximately 11% in 2004 and 2003. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2005. Outstanding trade accounts receivable related to transactions with our largest customer were $19.4 million at December 31, 2005 and $22.2 million at December 25, 2004. Outstanding trade accounts receivable related to transactions with our customers ranked second through tenth in net sales, ranged from $12.7 million to $1.4 million at December 31, 2005 and ranged from $10.3 million to $0.9 million at December 25, 2004. Sales to these customers were made from all of our business segments.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Disclosure about the Fair Value of Financial Instruments

Cash, Receivables, and Accounts Payable — The carrying amounts approximate fair value because of the short-term nature of these instruments.

Variable Rate Debt — The carrying amount approximates fair value because the rate of interest on borrowings under the credit agreement is, at our option, a function of a short-term interest rates.

Long-term Debt and Other Financial Instruments — The fair value of the following financial instruments was estimated at December 31, 2005 and December 25, 2004 as follows (in thousands):

	December 31, 2005		December 25, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
8% Senior Secured Notes due 2011(1)	$339,170	$362,064	$460,000	$506,000
9-3/8% Senior Subordinated Notes due 2011(1)	340,000	357,000	340,000	362,100
Revolver(2)	6,020	6,020	—	—

17.    Quarterly Data (Unaudited)

The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2005 and 2004 (in thousands, except share and stock price data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net sales	$186,685	$177,014	$146,649	$133,458
Gross profit	99,672	92,526	78,550	72,070
Operating income	40,570	30,407	21,078	7,300
Net income (loss)	14,969	6,162	3,371	(11,974)
Earnings per share, basic and diluted(3)	$0.24	$0.10	$0.05	$(0.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net sales	$191,928	$185,522	$148,531	$140,915
Gross profit	100,229	97,274	76,997	69,239
Operating income	36,972	27,279	20,311	46,581
Net income	8,376	8,255	1,380	37,496
Earnings per share, basic and diluted(3)	$0.14	$0.13	$0.02	$0.61

(1)	The estimated fair value was based on quotes provided by independent securities dealers.

(2)	Our Revolver is a variable rate instrument and the carrying amount approximated its fair value because the rate of interest on borrowing under that credit agreement is a function of short-term borrowing rates.

(3)	Earnings per share data are computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information

The payment obligations of our Notes, which were issued by the parent company, Playtex Products, Inc., are guaranteed by our wholly-owned domestic subsidiaries (the “Guarantors”). The Guarantors are joint and several guarantors of the Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the Credit Facility. Our wholly-owned foreign subsidiaries (the “Non-Guarantors”) do not guarantee the payment of our Notes.

The following information presents our condensed consolidating financial position as of December 31, 2005 and December 25, 2004 and our condensed consolidating statements of income and cash flows for each of the last three fiscal years 2005, 2004 and 2003. The presentation is made as follows:

•    the Company on a consolidated basis,
•    the parent company only,
•    the combined Guarantors, and
•    the combined Non-Guarantors.

Condensed Consolidating Balance Sheet
as of December 31, 2005

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$270,602	$—	$184,300	$66,437	$19,865
Investment in subsidiaries	—	(475,783)	471,640	4,143	—
Intercompany receivable	—	(174,749)	—	174,683	66
Net property, plant and equipment	110,314	—	2	110,199	113
Intangible assets	610,363	—	418,131	192,232	—
Other noncurrent assets	13,259	—	12,013	952	294
Total assets	$1,004,538	$(650,532)	$1,086,086	$548,646	$20,338
Liabilities and Stockholders’ Equity
Current liabilities	$119,603	$(668)	$102,983	$10,060	$7,228
Intercompany payable	—	(174,749)	137,054	37,241	454
Long-term debt	685,190	—	679,170	—	6,020
Other noncurrent liabilities	85,628	668	52,762	33,237	(1,039)
Total liabilities	890,421	(174,749)	971,969	80,538	12,663
Stockholders’ equity	114,117	(475,783)	114,117	468,108	7,675
Total liabilities and stockholders’ equity	$1,004,538	$(650,532)	$1,086,086	$548,646	$20,338

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheet
as of December 25, 2004

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Assets
Current assets	$324,720	$—	$216,300	$73,645	$34,775
Investment in subsidiaries	—	(461,887)	438,514	23,373	—
Intercompany receivable	—	(138,982)	—	138,982	—
Net property, plant and equipment	120,638	—	92	119,863	683
Intangible assets	622,611	—	435,092	187,519	—
Other noncurrent assets	23,421	(1,059)	22,934	1,965	(419)
Total assets	$1,091,390	$(601,928)	$1,112,932	$545,347	$35,039
Liabilities and Stockholders’ Equity
Current liabilities	$124,980	$(1,059)	$110,848	$7,954	$7,237
Intercompany payable	—	(138,982)	79,972	56,872	2,138
Long-term debt	800,000	—	800,000	—	—
Other noncurrent liabilities	82,475	—	38,177	44,726	(428)
Total liabilities	1,007,455	(140,041)	1,028,997	109,552	8,947
Stockholders’ equity	83,935	(461,887)	83,935	435,795	26,092
Total liabilities and stockholders’ equity	$1,091,390	$(601,928)	$1,112,932	$545,347	$35,039

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Net revenues	$643,806	$(374,673)	$597,153	$367,941	$53,385
Cost of sales	300,988	(313,179)	302,103	280,418	31,646
Gross profit	342,818	(61,494)	295,050	87,523	21,739
Operating expenses:
Selling, general and administrative	233,996	(61,494)	209,861	69,207	16,422
Restructuring, net	4,224	—	3,092	374	758
Amortization of intangibles	2,822	—	1,594	1,228	—
Total operating expenses	241,042	(61,494)	214,547	70,809	17,180
(Loss) gain on sale of assets	(2,421)	—	(8,592)	6,171	—
Operating income	99,355	—	71,911	22,885	4,559
Interest expense, net	64,396	—	68,394	(3,868)	(130)
Expenses related to retirement of debt, net	11,866	—	11,866	—	—
Other expenses (income)	21	—	—		21
Equity in net income of subsidiaries	—	34,945	(32,559)	(2,386)	—
Income before income taxes	23,072	(34,945)	24,210	29,139	4,668
Provision (benefit) for income taxes	10,544	—	11,682	(2,607)	1,469
Net income	$12,528	$(34,945)	$12,528	$31,746	$3,199

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

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$12,528	$(34,945)	$12,528	$31,746	$3,199
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	15,784	—	13	15,243	528
Amortization of intangibles	2,822	—	1,594	1,228	—
Amortization of deferred financing costs	2,676	—	2,676	—	—
Amortization of unearned equity compensation	8,029	—	6,606	1,423	—
Deferred taxes	3,774	—	12,809	(9,936)	901
Premium on bond repurchases	9,759	—	9,759	—	—
Write-off of deferred fees related to retirement of debt	2,107	—	2,107	—	—
Loss (gain) on sale of assets	2,421	—	8,592	(6,171)	—
Other, net	2,124	34,945	(21,971)	(10,948)	98
Increase in net working capital	715	—	(9,356)	9,432	639
Increase in amounts due to Parent	—	—	54,856	(55,332)	476
Net cash provided by operations	62,739	—	80,213	(23,315)	5,841
Cash flows from investing activities:
Capital expenditures	(10,372)	—	—	(10,160)	(212)
Net proceeds from sale of assets	55,732	—	14,222	41,510	—
Payments for intangible assets	(38,807)	—	(6,328)	(32,479)	—
Net cash provided by investing activities	6,553	—	7,894	(1,129)	(212)
Cash flows from financing activities:
Borrowings under revolving credit facilities	6,020	—	—	—	6,020
Long-term debt repayments	(120,830)	—	(120,830)	—	—
Premium on bond repurchases	(9,759)	—	(9,759)	—	—
Payment of financing costs	(292)	—	—	—	(292)
Receipt (payment) of dividends	—	—	—	24,444	(24,444)
Proceeds from issuance of stock	12,159	—	12,159	—	—
Net cash used for financing activities	(112,702)	—	(118,430)	24,444	(18,716)
Effect of exchange rate changes on cash	91	—	—	—	91
Decrease in cash and cash equivalents	(43,319)	—	(30,323)	—	(12,996)
Cash and cash equivalents at beginning of period	137,766	—	118,685	1	19,080
Cash and cash equivalents at end of period	$94,447	$—	$88,362	$1	$6,084

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 25, 2004

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$55,507	$(15,603)	$55,507	$12,323	$3,280
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,768	—	15	14,545	208
Amortization of intangibles	1,293	—	460	833	—
Amortization of deferred financing costs	2,574	—	2,574	—	—
Deferred taxes	1,531	—	(278)	2,626	(817)
Discount on bond repurchases	(450)	—	(450)	—	—
Write-off of deferred fees related to retirement of debt	6,882	—	6,882	—	—
Gain on sale of assets	(56,543)	—	(56,543)	—	—
Loss on impairment of assets	16,449	—	12,683	3,766	—
Other, net	1,855	15,595	(16,071)	1,160	1,171
Increase in net working capital	28,863	—	22,540	5,035	1,288
Increase in amounts due to Parent	—	—	27,264	(26,636)	(628)
Net cash provided by operations	72,729	(8)	54,583	13,652	4,502
Cash flows from investing activities:
Capital expenditures	(13,871)	—	(9)	(13,652)	(210)
Net proceeds from sale of assets	59,924	—	59,924	—	—
Intangible assets acquired	(3,504)	—	(3,504)	—	—
Net cash provided by investing activities	42,549	—	56,411	(13,652)	(210)
Cash flows from financing activities:
Borrowings under revolving credit facilities	115,800	—	115,800	—	—
Repayments under revolving credit facilities	(115,800)	—	(115,800)	—	—
Long-term debt borrowings	467,500	—	467,500	—	—
Long-term debt repayments	(460,750)	—	(460,750)	—	—
Discount on bond repurchases	450	—	450	—	—
Payment of financing costs	(12,850)	—	(12,850)	—	—
Net cash used for financing activities	(5,650)	—	(5,650)	—	—
Effect of exchange rate changes on cash	685	—	—	—	685
Increase (decrease) in cash and cash equivalents	110,313	(8)	105,344	—	4,977
Cash and cash equivalents at beginning of period	27,453	8	13,341	1	14,103
Cash and cash equivalents at end of period	$137,766	$—	$118,685	$1	$19,080

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 27, 2003

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantors	Non- Guarantors
Cash flows from operations:
Net income	$18,232	$(29,273)	$18,232	$24,958	$4,315
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,102	—	16	13,859	227
Amortization of intangibles	903	—	70	833	—
Amortization of deferred financing costs	2,107	—	2,107	—	—
Deferred taxes	8,748	—	19,180	(10,247)	(185)
Other, net	671	29,273	(22,349)	(6,116)	(137)
(Decrease) increase in net working capital	2,396	—	(8,199)	10,692	(97)
Increase in amounts due to Parent	—	—	24,660	(23,309)	(1,351)
Net cash provided by operations	47,159	—	33,717	10,670	2,772
Cash flows from investing activities:
Capital expenditures	(18,564)	—	(106)	(18,259)	(199)
Net cash used for investing activities	(18,564)	—	(106)	(18,259)	(199)
Cash flows from financing activities:
Borrowings under revolving credit facilities	228,250	—	228,250	—	—
Repayments under revolving credit facilities	(228,250)	—	(228,250)	—	—
Long-term debt repayments	(34,500)	—	(34,500)	—	—
Payment of financing costs	(1,624)	—	(1,624)	—	—
Maturity of due to/due from related party	1,631	—	(78,886)	80,517	—
Receipt (payment) of dividends	—	—	72,928	(72,928)	—
Net cash used for financing activities	(34,493)	—	(42,082)	7,589	—
Effect of exchange rate changes on cash	1,746	—	—	—	1,746
(Decrease) increase in cash and cash equivalents	(4,152)	—	(8,471)	—	4,319
Cash and cash equivalents at beginning of period	31,605	8	21,812	1	9,784
Cash and cash equivalents at end of period	$27,453	$8	$13,341	$1	$14,103

PLAYTEX PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, December 25, 2004 and December 27, 2003
(In thousands)

	Balance at Beginning of Period	Additions Charged to Income	Write-off, Net of Recoveries	Balance at End of Period
Description
December 27, 2003 Allowance for doubtful accounts(1)	$(1,274)	$(763)	$960	$(1,077)
December 25, 2004 Allowance for doubtful accounts	$(1,077)	$(71)	$(166)	$(1,314)
December 31, 2005 Allowance for doubtful accounts	$(1,314)	$(750)	$688	$(1,376)

(1)	Includes allowance for doubtful accounts of our wholly-owned special purpose subsidiary used in conjunction with the Receivable Facility of $668 in 2003 (see Note 8 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

PLAYTEX PRODUCTS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex’s Form 8-K, dated June 6, 1995.)
*3(b)	By-laws of the Company, as restated through June 7, 2005.
4(a)
Indenture dated, May 22, 2001 relating to the 9-3/8% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) among Playtex Products, Inc., as issuer, Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Playtex Investment Corp., Playtex International Corp., TH Marketing Corp., Smile-Tote, Inc., Sun Pharmaceuticals Corp., Personal Care Group, Inc., Personal Care Holdings, Inc., and Carewell Industries, Inc., as Guarantors and the Bank of New York, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex’s Registration Statement on Form S-4 dated June 28, 2001, File No. 333-64070-03.)

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

10(a)(1)
Amendment 2003-1 to the Deferred Benefit Equalization Plan, dated February 27, 2003. (Incorporated herein by reference to Exhibit 10(e)(2) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10(b)	Playtex Incentive Bonus Plan. (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2005.)
10(c)
Playtex Products, Inc. Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2003.)

10(d)	Playtex Products, Inc. Stock Award Plan (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2005.)
10(e)	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 99.1 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(f)	Form of Director Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.2 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(g)	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.3 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(h)
Retirement Agreement and General Release, between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 8-K filed by the Company on June 23, 2004 (SEC file no. 1-12620.))

10(i)
Employment Agreement, dated October 2, 2004 between Neil P. DeFeo, President and Chief Executive Officer, and the Company. (Incorporated herein by reference to Exhibit 10(g) of Playtex’s Form 10-K for the period ended December 25, 2004, dated March 10, 2005.)

10(j)
Employment Agreement, dated October 2, 2004 between Kris J. Kelley, Senior Vice President Finance, and the Company. (Incorporated herein by reference to Exhibit 10(h) of Playtex’s Form 10-K for the period ended December 25, 2004, dated March 10, 2005.)

Exhibit No.	Description
10(j)(1)
Amendment to Employment Agreement, dated December 9, 2004 between Kris J. Kelley, Executive Vice President and Chief Financial Officer, and the Company. (Incorporated herein by reference to Exhibit 10(h)(1) of Playtex’s Form 10-K for the period ended December 25, 2004, dated March 10, 2005.)

10(k)
Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex’s Registration Statement on Form S-4 dated August 29, 1997, File No. 333-33915.)

10(l)
Change in Control Stock Award Agreement, dated June 16, 2005 with James S. Cook, Senior Vice President of Operations (Incorporated herein by reference to Exhibit 99.4 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)

*10(m)	Employment Letter, dated January 12, 2005 between Perry Beadon, Senior Vice President, Global Sales and the Company.
10(n)
Amendment to Retention Agreements, dated as of March 21, 2003 between each of James S. Cook, Paul E. Yestrumskas, and the Company. (Incorporated herein by reference to Exhibit 10(o) of Playtex’s Annual Report on Form 10-K for the year ended December 28, 2002.)

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

*10(q)	Lease Agreement between Playtex Products, Inc. and Nyala Farms, dated June 3, 1994, as amended January 12, 2005.
10(r)
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

10(t)(1)
Amendment No. 1 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q filed by the Company on November 2, 2004).

10(t)(2)
Amendment No. 2 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10-Q filed by the Company on May 12, 2005).

*10(t)(3)	Amendment No. 3 to the Credit Agreement, dated November 14, 2005, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender.
*10(t)(4)	Amendment No. 4 to the Credit Agreement, dated November 21, 2005, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender.
*10(u)	Credit Agreement, dated November 28, 2005, amongst Playtex Limited, the guarantors named therein and GE Canada Finance Holding Company, as agent and a lender.

Exhibit No.	Description
*21(a)	Subsidiaries of Playtex Products, Inc.
*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an “ * ” are filed as a part of this Annual Report on Form 10-K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(b) through and including 10(n) are management contracts, compensatory plans or arrangements.