Form 10-Q
period 2006-04-01
PLAYTEX PRODUCTS INC
filed 2006-05-11
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 1, 2006

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

Yes  ☒   No  ☐

          Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. –See definition of “accelerated filer” and “non–accelerated filer” in Rule 12b–2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non–accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

          At May 1, 2006, 63,615,699 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended

	April 1, 2006	April 2, 2005

Net sales	$176,025	$186,685
Cost of sales	78,824	87,013

Gross profit	97,201	99,672
Operating expenses:
Selling, general and administrative	61,928	57,759
Restructuring, net	—	735
Amortization of intangibles	637	608

Total operating expenses	62,565	59,102

Operating income	34,636	40,570
Interest expense, net	14,490	17,751
Expenses related to retirement of debt	4,407	4,746
Other expenses	17	21

Income before income taxes	15,722	18,052
Provision for income taxes	6,303	3,083

Net income	$9,419	$14,969

Earnings per share, basic and diluted	$0.15	$0.24

Weighted average shares outstanding:
Basic	62,681	61,245
Diluted	63,550	61,468

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	April 1, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$18,438	$94,447
Receivables, less allowance for doubtful accounts of $1,422 at April 1, 2006 and $1,376 at December 31, 2005	128,534	90,776
Inventories	62,673	62,109
Deferred income taxes, net	12,982	12,859
Other current assets	7,751	10,411

Total current assets	230,378	270,602

Net property, plant and equipment	110,664	110,314
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	124,157	124,753
Deferred financing costs, net	10,711	12,095
Other noncurrent assets	1,026	1,164

Total assets	$962,546	$1,004,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,044	$32,509
Accrued expenses	77,007	82,654
Income taxes payable	3,226	4,440

Total current liabilities	110,277	119,603

Long-term debt	636,198	685,190
Deferred income taxes, net	70,002	66,012
Other noncurrent liabilities	20,135	19,616

Total liabilities	836,612	890,421

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 63,589,624 shares at April 1, 2006 and 63,573,621 shares at December 31, 2005	636	636
Additional paid-in capital	549,489	556,865
Retained earnings (accumulated deficit)	(421,085)	(430,504)
Accumulated other comprehensive loss	(3,106)	(3,098)
Unearned equity compensation	—	(9,782)

Total stockholders’ equity	125,934	114,117

Total liabilities and stockholders’ equity	$962,546	$1,004,538

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended

	April 1, 2006	April 2, 2005

Cash flows from operations:
Net income	$9,419	$14,969
Adjustments to reconcile net income to net cash used for operations:
Depreciation	3,606	3,959
Amortization of intangibles	637	608
Amortization of deferred financing costs	635	707
Equity compensation	2,233	—
Deferred income taxes	3,854	1,788
Premium on debt repurchases	3,659	3,992
Write-off of deferred fees related to retirement of debt	748	754
Other, net	91	291
Net changes in operating assets and liabilities:
Receivables	(37,818)	(29,041)
Inventories	(589)	3,282
Accounts payable	(236)	(11,257)
Accrued expenses	(5,624)	(3,611)
Other	2,120	(146)

Net cash used for operations	(17,265)	(13,705)
Cash flows from investing activities:
Capital expenditures	(4,100)	(1,982)
Payments for intangible assets	(2,177)	(848)

Net cash used for investing activities	(6,277)	(2,830)
Cash flows from financing activities:
Long-term debt repurchases	(48,965)	(41,250)
Premium on debt repurchases	(3,659)	(3,992)
Proceeds from issuance of stock	158	689

Net cash used for financing activities	(52,466)	(44,553)
Effect of exchange rate changes on cash	(1)	(206)

Decrease in cash and cash equivalents	(76,009)	(61,294)
Cash and cash equivalents at beginning of period	94,447	137,766

Cash and cash equivalents at end of period	$18,438	$76,472

Supplemental disclosures of cash flow information:
Interest paid	$12,981	$18,549
Income tax paid, net	$3,646	$1,497

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three month period ended April 1, 2006 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the first quarter of 2006 are for the 13-week period ended April 1, 2006 and our results for the first quarter of 2005 are for the 14-week period ended April 2, 2005.  Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.

          Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.  Certain prior year amounts have been reclassified to conform to our current year presentation.

2.     Impact of Recently Issued Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs.  The statement requires such costs to be treated as a current period expense.  This statement is effective for us on January 1, 2006.  This statement does not have a material impact on our Consolidated Financial Statements.

3.     Stock–Based Compensation Plans

          At April 1, 2006, the Company had stock–based awards outstanding under two stock–based compensation plans: The Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. and The Stock Award Plan.  The Company’s shareholders approved both of these plans. Stock–based awards under these plans consist of stock option awards and restricted stock awards.  All awards contain vesting provisions based on continuous service; additionally, certain awards also have additional vesting requirements, which are based on achieving certain performance conditions. A detailed description of these plans and the associated stock–based awards under these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

          Prior to January 1, 2006, we accounted for stock–based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we followed the intrinsic value approach of Accounting Principles Board Opinion (“APB”) No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, we did not record any expense for our stock options that vested solely on continuous service. In accordance with APB No. 25, in fiscal 2005, we recorded $8.0 million of compensation expense related to the issuance of restricted stock, performance restricted stock and performance-based options although none of this compensation expense was recorded during the first quarter of 2005.

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share–Based Payment,” which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements.  In addition, SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements.

          We adopted SFAS No. 123 (R) using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.  Under this transition method, compensation cost

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The grant-date fair value of the awards generally vests over the service period.  Previously, the Company had recognized the impact of forfeitures as they occurred. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the first quarter ended April 1, 2006 was $2.2 million, or $1.4 million net of taxes. This expense is included in selling, general and administrative (“SG&A”) expenses.

          In fiscal years prior to 2006, the attribution method used to determine compensation cost varied based on the type of stock–based award.  For performance–based options with either a performance or market condition, and restricted stock with a performance condition, all of which vest based on continuous service and the Company’s attainment of the performance or market condition, the Company used a straight–line method of recognizing compensation cost when attainment of the performance or market condition was determined to be probable.  For stock options and restricted stock awards that vested solely based on continuous service, the Company used the accelerated method of recognizing compensation costs (for pro forma purposes only) for awards with graded vesting. The accelerated method treated tranches of a grant as separate awards amortizing the compensation costs over each vesting period within a grant. For example, for an award vesting ratably over a three-year period, the associated compensation expense was recognized as follows: 61% in the first year, 28% in the second year, and 11% in the third year. Beginning in fiscal 2006, as allowed by SFAS No. 123 (R), the Company elected to recognize compensation costs for all new awards using the straight-line method, amortizing the expense ratably over the service period for the award, or one–third per year for an award vesting ratably over a three-year period.

          The Company did not issue any stock–based compensation awards during the first quarter ended April 1, 2006. The Company estimated the fair value of its previously granted option awards using the Black-Scholes option-pricing formula, with the exception of performance options that vested based on targets for the Company’s stock price. These options were valued using a Monte Carlo Simulation valuation model. See the Company’s 2005 Annual Report on Form 10-K for the Black-Scholes weighted-average assumptions for grants made during the past three fiscal years.

          In order for options and restricted stock to be valued, a grant date must be determined. Certain of our performance options and performance restricted stock awards vest annually over approximately a three year period.  For these awards, the performance target for each vesting year is determined during the first quarter of that vesting year.  The date that the performance target is set is considered the grant date under SFAS No. 123 (R) and is the date the Company can determine the fair value of those previously issued but unvalued awards.

          The following table summarizes our stock option activity for the first quarter ended April 1, 2006:

	Number of Options (In 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In 000’s)

Outstanding and valued at December 31, 2005	5,368	$9.08
Granted	233	$10.92
Exercised	(22)	$9.54
Expired	—	—
Forfeited	(41)	$9.35

Outstanding and valued at April 1, 2006	5,538	$9.16	7.1	$5,734
Outstanding and unvalued at April 1, 2006	227	$10.86	9.2	—

Outstanding, valued and unvalued at April 1, 2006	5,765	$9.34	7.2	$5,734

Estimated valued options vested and expected to vest in the future at April 1, 2006	5,465	$9.18	6.8	$5,537
Exercisable at April 1, 2006	3,185	$10.23	6.0	$2,388

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

          The following table summarizes our restricted shares activity for the first quarter ended April 1, 2006:

	Shares (In 000’s)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)

Non–vested and valued at December 31, 2005	365	$10.74
Granted	343	$10.53
Vested	(350)	$10.74
Forfeited	—	—

Non–vested and valued at April 1, 2006	358	$10.54	0.7
Non–vested and unvalued at April 1, 2006	343	N/A	1.7

Non–vested, valued and unvalued at April 1, 2006	701	N/A	1.2

          As of April 1, 2006, there was approximately $7.0 million of total unrecognized compensation costs related to our valued stock options and restricted shares that are expected to vest, which will be recognized over a weighted-average period of  approximately 0.9 years.

          Prior to January 1, 2006, the Company had accounted for stock–based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123. The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only for the three months ended April 2, 2005 (in thousands, except per share data):

Three Months Ended April 2, 2005

Net income:
As reported	$14,969
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(346)

Pro forma—Basic and diluted	$14,623

Earnings per share:
As reported: basic and diluted	$0.24
Pro forma: basic and diluted	$0.24

4.     Restructuring

          In February 2005, we announced a realignment plan to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This is a continuation of our operational restructuring plan that began in late 2003.  Charges for the 2005 realignment totaled $16.7 million, of which $4.2 million in restructuring expenses and $2.0 million of other related expenses ($1.9 million in cost of goods and $0.1 million in SG&A expenses) were recorded in 2005.  The initial charges of $10.1 million in restructuring expenses and $0.4 million of other related expenses (in SG&A) were recorded in the fourth quarter of 2004 and related primarily to severance liabilities under our existing severance policy.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Restructuring (Continued)

          We expect the majority of the remaining restructuring liability will be paid in cash during the remainder of 2006.

          The following tables summarize the restructuring activities for the three months ended April 1, 2006 and April 2, 2005 (in thousands):

			Utilized, Net
	Beginning Balance	Charged to Income			Ending Balance
			Cash	Non-Cash

First Quarter 2006
Realignment Plan
Severance and related expenses	$3,849	—	$(1,863)	$—	$1,986
Early retirement obligations	13	—	(13)	—	—
Lease commitments	488	—	(59)	—	429

Total	$4,350	$—	$(1,935)	$—	$2,415

First Quarter 2005
Realignment Plan
Severance and related expenses	$10,075	$—	$(724)	$—	$9,351
Early retirement obligations	—	735	(44)	(644)	47

Total	$10,075	$735	$(768)	$(644)	$9,398

Operational Restructuring Plan
Severance and related expenses	$600	$—	$(299)	$—	$301

5.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):

	April 1, 2006	December 31, 2005

Inventories:
Raw materials	$9,883	$10,000
Work in process	1,399	1,010
Finished goods	51,391	51,099

Total	$62,673	$62,109

Accrued expenses:
Advertising and sales promotion	$32,978	$24,520
Interest	12,684	11,810
Sun Care returns reserve	11,395	8,112
Employee compensation and benefits	8,585	21,245
Restructuring costs—current	2,337	4,272
Other	9,028	12,695

Total	$77,007	$82,654

Long–term debt:
Revolver	$5,993	$6,020
8% Senior Secured Notes due 2011	290,205	339,170
9 3/8% Senior Subordinated Notes due 2011	340,000	340,000

Total long-term debt	$636,198	$685,190

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Balance Sheet Components (Continued)

	April 1, 2006	December 31, 2005

Accumulated other comprehensive income:
Foreign currency translation(1)	$1,213	$1,221
Minimum pension liability adjustment(2)	(4,319)	(4,319)

Total	$(3,106)	$(3,098)

6.     Expenses Related to Retirement of Debt

          In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $3.7 million.  In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.  In the first quarter of 2005, we repurchased $41.3 million principal amount of our 8% Notes at a premium of $4.0 million and we wrote off $0.7 million of deferred financing fees related thereto.

7.     Income Taxes

          In the first quarter of 2006, we recorded a tax provision of $6.3 million.  Included in tax expense for the first quarter of 2006 is a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  Exclusive of this charge, our effective tax rate was 37.8%.  In the first quarter of 2005, we recorded a tax provision of $3.1 million.  The 2005 provision included a $4.1 million tax benefit to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from one our foreign subsidiaries under The American Jobs Creation Act of 2004.  Exclusive of this benefit, our effective tax rate for the first quarter of 2005 was 39.8%.

8.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three months ended April 1, 2006 and April 2, 2005 are as follows (in thousands):

	Three Months Ended

	April 1, 2006	April 2, 2005

Service cost—benefits earned during the period	$275	$364
Interest cost on projected benefit obligation	860	808
Expected return on plan assets	(1,153)	(1,090)
Amortization of prior service cost	3	3
Amortization of unrecognized net gain	104	38
Amortization of transition gain	6	7

Net periodic pension expense	$95	$130

           In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

(1) Net of tax effect of $0.6 million at April 1, 2006 and $0.6 million at December 31, 2005.
(2) Net of tax effect of $2.9 million at April 1, 2006 and at December 31, 2005.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Pension and Other Postretirement Benefits (Continued)

          The components of the net periodic postretirement benefit expense for the three months ended April 1, 2006 and April 2, 2005 are as follows (in thousands):

	Three Months Ended

	April 1, 2006	April 2, 2005

Service cost—benefits earned during the period	$165	$189
Interest cost on accumulated benefit obligation	228	306
Amortization of prior service credit	(584)	(584)
Recognized actuarial loss	198	299

Net periodic postretirement benefit expense	$7	$210

9.     Business Segments

          We are organized in three core business segments and have grouped our divested brands as a fourth segment, as follows:

Feminine Care—The Feminine Care segment includes the following:

•	Plastic applicator tampons:		•	Cardboard applicator tampons:
	–	Playtex Gentle Glide,		–	Playtex Beyond.
	–	Playtex Portables, and	•	Personal Cleansing Cloths.
	–	Playtex Slimfits.

Skin Care—The Skin Care segment includes the following:

•	Banana Boat sun care products,	•	Playtex Gloves, and
•	Wet Ones pre–moistened towelettes,	•	Other skin care products.

Infant Care—The Infant Care segment includes the following:

•	Playtex disposable feeding,	•	Diaper Genie diaper disposal system,
•	Playtex reusable hard bottles,	•	Embrace breast pump, and
•	Playtex cups and mealtime products,	•	Hip Hammock child carrier.
•	Playtex pacifiers,

Divested—In late 2005, we completed the sale of the remaining non–core brand assets.  The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Business Segments (Continued)

          The results of our business segments for the three months ended April 1, 2006 and April 2, 2005 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (in thousands):

	Three Months Ended

	April 1, 2006		April 2, 2005

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$54,258	$14,692	$54,018	$16,610
Skin Care	76,532	23,080	70,506	18,503
Infant Care	45,235	11,954	46,800	13,954

Subtotal	176,025	49,726	171,324	49,067
Divested	—	—	15,361	3,253

Subtotal	176,025	49,726	186,685	52,320
Corporate	—	(15,090)	—	(11,750)

Total	$176,025	$34,636	$186,685	$40,570

           At April 1, 2006, goodwill by business segment was $246.6 million for Feminine Care, $118.8 million for Skin Care and $120.2 million for Infant Care. These are unchanged from the balances at December 31, 2005.

10.     Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three months ended April 1, 2006 and April 2, 2005 (in thousands, except per share amounts):

	Three Months Ended

	April 1, 2006	April 2, 2005

Numerator:
Net income	$9,419	$14,969

Denominator:
Weighted average shares outstanding—Basic	62,681	61,245
Effect of Dilutive Securities:
Dilutive effect of restricted stock	24	—
Dilutive effect of performance-based stock options	211	—
Dilutive effect of time-based stock options	634	223

Weighted average shares outstanding—Diluted	63,550	61,468

Earnings per share, basic and diluted	$0.15	$0.24

          The basic weighted average shares outstanding do not include non–vested shares of restricted stock.  The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Earnings Per Share (Continued)

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options granted to our employees.  At April 1, 2006 and April 2, 2005, anti–dilutive weighted average shares totaling 2.1 million shares and 5.5 million shares, respectively, were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

11.     Commitments and Contingencies

          In our opinion, there are no claims, commitments, guarantees or litigations pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes included in this report and the audited Consolidated Financial Statements and notes to Consolidated Financial Statements included in our Annual Report on Form 10–K for the year ended December 31, 2005.

Forward–Looking Statements

          This document includes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.  The statements contained in this document that are not statements of historical fact may include forward–looking statements that involve a number of risks and uncertainties.  You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it.  Refer to Part I, Item 1A in our Annual Report on Form 10–K for the year ended December 31, 2005 for factors that may cause actual results to differ materially from our forward–looking statements.

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

          Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges and pension and postretirement benefits.  In addition, costs related to equity compensation require management to make certain estimates, including the probability about whether certain performance and market–based targets, such as operating results and stock price, will be achieved.  These performance and market–based targets may be impacted by circumstances outside of the control of management.  For a more in–depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10–K for the year ended December 31, 2005.

Overview

          Our results for the first quarter of 2006 are for the 13-week period ended April 1, 2006 and our results for the first quarter of 2005 are for the 14-week period ended April 2, 2005.  Our fiscal year end is on the last Saturday nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.  We do not believe the extra week included in the first quarter of 2005 contributed materially to net sales or net income in the quarter.

          Our results for the first quarter ended April 1, 2006 and April 2, 2005 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

•	Lower SG&A expenses of $3.0 million in the first quarter of 2005 as a result of income received from a legal settlement;
•

Restructuring expenses of $0.7 million and other related costs of $0.3 included in cost of sales and $0.1 million included in selling, general and administrative (“SG&A”) expenses for the three months ended April 2, 2005;

•	Net expenses related to the retirement of debt of $4.4 million and $4.7 million for the three months ended April 1, 2006 and April 2, 2005, respectively; and
•	A tax benefit of $4.1 million for the three months ended April 2, 2005 related to the repatriation of cash from a foreign subsidiary.

          The financial results for the first quarter 2005 include sales of $15.4 million and operating income of $3.3 million from certain non-core brands, which were divested in late 2005.  Therefore, the net sales and operating income results are not fully comparable for the periods presented.  Proceeds from the sale of these brands were used to repurchase debt which also had an impact on the comparability of interest expense.

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share–Based Payment,” which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements.  Non–cash equity compensation of $2.2 million was recorded in the first quarter of 2006.

Results of Operations

Three Months Ended April 1, 2006 Compared To Three Months Ended April 2, 2005

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended April 1, 2006 and April 2, 2005. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Three Months Ended

	April 1, 2006		April 2, 2005

	$	%	$	%

Net Sales:
Feminine Care	$54,258	30.8	$54,018	28.9
Skin Care	76,532	43.5	70,506	37.8
Infant Care	45,235	25.7	46,800	25.1

	176,025	100.0	171,324	91.8
Divested	—	—	15,361	8.2

	176,025	100.0	186,685	100.0
Cost of sales	78,824	44.8	87,013	46.6

Gross profit	97,201	55.2	99,672	53.4
Operating expenses:
Selling, general and administrative	61,928	35.2	57,759	31.0
Restructuring	—	—	735	0.4
Amortization of intangibles	637	0.3	608	0.3

Total operating expenses	62,565	35.5	59,102	31.7
Operating income	34,636	19.7	40,570	21.7
Interest expense, net	14,490	8.2	17,751	9.5
Expenses related to retirement of debt	4,407	2.5	4,746	2.5
Other expenses	17	0.0	21	0.0

Income before income taxes	15,722	9.0	18,052	9.7
Provision for income taxes	6,303	3.6	3,083	1.7

Net income	$9,419	5.4	$14,969	8.0

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Sales—Our consolidated net sales decreased $10.7 million, or 6%, to $176.0 million in the first quarter of 2006.  This decrease was due primarily to the divested brands in late 2005 as net sales of the divested brands were $15.4 million in the first quarter of 2005.  Exclusive of the divested brands, net sales were higher by $4.7 million, or 3%, for the first quarter of 2006 versus the comparable period of 2005.  Sales growth during the quarter was somewhat mitigated by the impact of inventory destocking programs by certain of our retail customers.

          Net sales of Feminine Care products grew slightly in the first quarter of 2006 as compared to the similar quarter in 2005 due primarily to higher shipments of Gentle Glide tampons.

           Net sales of Skin Care products increased $6.0 million, or 9%, to $76.5 million for the first quarter of 2006.  This increase was due primarily to higher shipments driven by Banana Boat new products and the positive impact of lower estimated Banana Boat returns, which were $2.9 million lower than the comparable quarter in 2005 as a result of business improvements.

          Net sales of Infant Care products decreased $1.6 million, or 3%, to $45.2 million in the first quarter of 2006 due primarily to lower sales of Diaper Genie.

Gross Profit—Our consolidated gross profit decreased $2.5 million, or 2%, to $97.2 million in the first quarter of 2006 due to lower net sales as a result of the divested brands.  Exclusive of the divested brands gross profit increased $3.4 million in the first quarter of 2006 as compared to the same period in 2005 due to higher gross profit margins, which increased 180 basis points. The increase in gross profit margin was due primarily to improved product mix resulting primarily from the divestiture of certain brands, which contributed 140 basis points of the increase. Further benefits of our restructuring and realignment efforts more than offset approximately $2 million of additional raw material costs as compared to the first quarter of 2005.

Operating Income—Our consolidated operating income decreased $5.9 million, or 15%, to $34.6 million in the first quarter of 2006 driven primarily by the impact of the divested brands, which accounted for $3.3 million of operating income in the first quarter of 2005.  In addition, SG&A expenses for the first quarter of 2006 includes the negative impact of $2.2 million of non–cash equity compensation, which was not present in the comparable quarter in 2005.  The first quarter of 2005 included the positive impact of a $3.0 million legal settlement.  The remaining change in the year over year comparison was due primarily to our restructuring efforts.

Interest Expense, Net—Our consolidated interest expense, net decreased $3.3 million to $14.5 million in the first quarter of 2006 versus the comparable period of 2005.  The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt reduction initiative.

Expenses Related to Retirement of Debt—In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $3.7 million.  In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.  In the first quarter of 2005, we repurchased $41.3 million principal amount of our 8% Notes at a premium of $4.0 million and wrote off $0.7 million of deferred financing fees related thereto.

Provision for Income Taxes—Our consolidated income tax expense was $6.3 million for the first quarter of 2006 and $3.1 million for the first quarter of 2005.  Included in tax expense for the first quarter of 2006 is a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  The first quarter of 2005 includes a tax benefit of $4.1 million related to the repatriation of cash from a foreign subsidiary under the American Jobs Creation Act of 2004.  Exclusive of these items, our effective tax rate for the three months ended April 1, 2006 would have been 37.8% versus 39.8% for the comparable period in 2005.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Liquidity and Capital Resources

Cash and Cash Equivalents

          At April 1, 2006, we had $18.4 million of cash and cash equivalents as compared to $94.4 million at December 31, 2005.  This decrease in cash was the result of the repurchase of $49.0 million principal amount of our 8% Notes on the open market, at a premium of $3.7 million, the payment of semi–annual interest on our 8% Notes, the impact of the working capital build for the sun care season, and tax payments of $3.6 million.

Cash Flows Analysis (unaudited, in thousands)

	Three Months Ended

	April 1, 2006	April 2, 2005

Net cash used for operations	$(17,265)	$(13,705)
Net cash used for investing activities	(6,277)	(2,830)
Net cash used for financing activities	(52,466)	(44,553)

Net Cash Used for Operations—Our net cash used for operations was $17.3 million for the three months ended April 1, 2006 as compared to $13.7 million for the same period in 2005.  The year over year increase in cash used was due primarily to increased receivables due to the timing of first quarter shipments, specifically in sun care seasonal shipments.

Net Cash Used for Investing Activities—Our cash used for investing activities of $6.3 million for the three months ended April 1, 2006 was comprised of capital expenditures in the normal course of business of $4.1 million in the first quarter 2006 as compared to $2.0 million for the same quarter in 2005.  Capital expenditures for 2006 are expected to be approximately $14 million.  In the first quarter of 2006, we also paid $1.5 million for certain licensing agreements and $0.6 million to our former CEO under the non–compete agreement during the quarter ended April 1, 2006 versus $0.8 million during the same period in 2005.

Net Cash Used for Financing Activities—Our cash used for financing activities of $52.5 million during the first quarter of 2006 was the result of the repurchase on the open market, and subsequent retirement, of $49.0 million principal amount of our 8% Notes plus related premium costs of $3.7 million.  This was partially offset by $0.2 million of net proceeds from the issuance of stock.  During the first quarter of 2005, we repurchased $41.3 million of our 8% Notes at a premium of $4.0 million, which was partially offset by $0.7 million of net proceeds from the issuance of stock.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009. Our contractual interest obligation, based on outstanding debt balances at April 1, 2006, are $55.9 million in less than one year, $111.6 million in one to three years, $106.3 million in three to five years and $5.3 million thereafter.  We may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes or the $340.0 million on the 9 3/8% Notes, both due in fiscal 2011.  Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations.  Historically, our cash from operations and refinancing activities has enabled us to meet all of our obliga tions.  However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

          We may repurchase, on the open market or by a call provision as defined in the indentures, our 8% Notes or our 9 3/8% Notes (collectively, “the Notes”) as part of our efforts to reduce debt.  The availability and price of the Notes are subject to market conditions including the interest rate environment and the market outlook for high-yield securities.  Such market factors are not within our control and may impact our ability to execute our repurchase program.

          On April 20, 2006, the Company’s Board of Directors authorized a one–year stock buy–back program to allow for the repurchase of up to a maximum of $15 million of its Common Stock from time to time in open market or privately negotiated transactions to allow us to mitigate the dilutive impact of the Company’s equity compensation programs. The stock repurchase program is subject to prevailing market conditions and other considerations including restrictions under the Company’s credit facilities and debt indentures.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Substantially all of our indebtedness at April 1, 2006 is comprised of fixed rate notes.  We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure.  Our indebtedness at April 1, 2006 was comprised of $340.0 million of 9 3/8% Notes, $290.2 million of 8% Notes and $6.0 million of a variable rate revolving line of credit.  As such, at April 1, 2006, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

          For the three–month period ended April 1, 2006, we derived approximately 9% of net sales in currencies denominated other than the U.S. dollar, of which approximately 7% was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 11 to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10–Q for a discussion of commitments and contingencies.

Item 1A. Risk Factors

          There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10–K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On April 20, 2006, the Company’s Board of Directors authorized a one–year stock buy–back program to allow for the repurchase of up to a maximum of $15 million of its Common Stock from time to time in open market or privately negotiated transactions.

Item 6. Exhibits

10.1	Amendment No. 5 to the Credit Agreement, dated March 10, 2006, amongst Playtex Products Inc., the credit parties named therein and General Electric Capital Corporation, as agent and a lender.

10.2	Amendment No. 6 to the Credit Agreement, dated April 27, 2006, amongst Playtex Products Inc., the credit parties named therein and General Electric Capital Corporation, as agent and a lender.

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date: May 11, 2006	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2006	By:	/S/ JOHN J. MCCOLGAN

John J. McColgan
Vice President—Corporate Controller and Treasurer
(Principal Accounting Officer)