Form 10-Q
period 2006-07-01
PLAYTEX PRODUCTS INC
filed 2006-08-08
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 1, 2006

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

          Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer” and “non–accelerated filer” in Rule 12b–2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non–accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          At August 1, 2006, 63,671,892 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$180,289	$177,014	$356,314	$363,699
Cost of sales	82,877	84,488	161,701	171,501

Gross profit	97,412	92,526	194,613	192,198
Operating expenses:
Selling, general and administrative	64,872	60,037	126,800	117,796
Restructuring	—	1,473	—	2,208
Amortization of intangibles	651	609	1,288	1,217

Total operating expenses	65,523	62,119	128,088	121,221
Operating income	31,889	30,407	66,525	70,977
Interest expense, net	14,345	16,293	28,835	34,044
Expenses related to retirement of debt	1,162	3,846	5,569	8,592
Other expenses	51	—	68	21

Income before income taxes	16,331	10,268	32,053	28,320
Provision for income taxes	6,041	4,106	12,344	7,189

Net income	$10,290	$6,162	$19,709	$21,131

Earnings per share, basic and diluted	$0.16	$0.10	$0.31	$0.34

Weighted average shares outstanding:
Basic	62,637	61,561	62,659	61,403
Diluted	63,478	62,225	63,514	61,847

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	July 1, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$23,575	$94,447
Receivables, less allowance for doubtful accounts of $1,635 at July 1, 2006 and $1,376 at December 31, 2005	136,392	90,776
Inventories	51,078	62,109
Deferred income taxes, net	13,105	12,859
Other current assets	6,986	10,411

Total current assets	231,136	270,602
Net property, plant and equipment	111,623	110,314
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	123,507	124,753
Deferred financing costs, net	9,847	12,095
Other noncurrent assets	805	1,164

Total assets	$962,528	$1,004,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,595	$32,509
Accrued expenses	97,078	82,654
Income taxes payable	961	4,440

Total current liabilities	125,634	119,603
Long-term debt	610,696	685,190
Deferred income taxes, net	73,697	66,012
Other noncurrent liabilities	19,650	19,616

Total liabilities	829,677	890,421

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 63,998,410 shares at July 1, 2006 and 63,573,621 shares at December 31, 2005	640	636
Additional paid-in capital	552,112	556,865
Retained earnings (accumulated deficit)	(410,795)	(430,504)
Accumulated other comprehensive loss	(3,308)	(3,098)
Unearned equity compensation	—	(9,782)
Treasury stock, at cost	(5,798)	—

Total stockholders’ equity	132,851	114,117

Total liabilities and stockholders’ equity	$962,528	$1,004,538

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended

	July 1, 2006	July 2, 2005

Cash flows from operations:
Net income	$19,709	$21,131
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	7,331	8,103
Amortization of intangibles	1,288	1,217
Amortization of deferred financing costs	1,251	1,380
Equity compensation	4,073	679
Deferred income taxes	7,287	5,492
Premium on debt repurchases	4,561	7,136
Write-off of deferred fees related to retirement of debt	1,008	1,456
Other, net	20	158
Net changes in operating assets and liabilities:
Receivables	(45,434)	(39,336)
Inventories	10,843	16,002
Accounts payable	(1,542)	(18,722)
Accrued expenses	14,217	17,255
Other	464	1,979

Net cash provided by operations	25,076	23,930
Cash flows from investing activities:
Capital expenditures	(8,933)	(3,498)
Payments for intangible assets	(2,815)	(5,786)

Net cash used for investing activities	(11,748)	(9,284)
Cash flows from financing activities:
Long-term debt repurchases	(68,474)	(81,080)
Repayments under revolving credit facility	(6,310)	—
Premium on debt repurchases	(4,561)	(7,136)
Proceeds from issuance of common stock	888	4,944
Purchases of Company stock for treasury	(5,798)	—

Net cash used for financing activities	(84,255)	(83,272)
Effect of exchange rate changes on cash	55	(178)

Decrease in cash and cash equivalents	(70,872)	(68,804)
Cash and cash equivalents at beginning of period	94,447	137,766

Cash and cash equivalents at end of period	$23,575	$68,962

Supplemental disclosures of cash flow information:
Interest paid	$29,035	$35,563
Income tax paid, net	$8,456	$1,865

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three and six month periods ended July 1, 2006 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the second quarter of 2006 and 2005 are for the 13–week periods ended July 1, 2006 and July 2, 2005.  Our results for the first six months of 2006 are for the 26–week period ended July 1, 2006 and our results for the first six months of 2005 are for the 27–week period ended July 2, 2005.  Our fiscal year end is on the last Saturday in December, nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.

          Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.  Certain prior year amounts have been reclassified to conform to our current year presentation.

2.     Impact of Recently Issued Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

3.     Stock–Based Compensation Plans

          At July 1, 2006, the Company had stock–based awards outstanding under two stock–based compensation plans: The Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. and The Stock Award Plan.  The Company’s shareholders approved both of these plans. Stock–based awards under these plans consist of stock option awards and restricted stock awards.  All awards contain vesting provisions based on continuous service; additionally, certain awards also have additional vesting requirements, which are based on achieving certain performance conditions. Equity issued from these plans may come from either authorized but unissued stock or from treasury stock. A detailed description of these plans and the associated stock–based awards under these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

          Prior to January 1, 2006, we accounted for stock–based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we followed the intrinsic value approach of Accounting Principles Board Opinion (“APB”) No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, we did not record any compensation expense for our stock options that vested solely on continuous service since the exercise price was equal to the fair market value of our common stock on the grant date. However, in accordance with APB No. 25, in the second quarter of 2005, we recorded $0.7 million of compensation expense related to the issuance of restricted stock, performance restricted stock and performance-based options.

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

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

          We adopted SFAS No. 123 (R) using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.  Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Previously, the Company had recognized the impact of forfeitures as they occurred. The grant-date fair value of the awards generally vests over the service period.  Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company for the three and six months ended July 1, 2006 was $1.9 million, or $1.2 million net of taxes, and $4.1 million, or $2.6 million net of taxes, respectively. This expense is included in selling, general and administrative (“SG&A”) expenses.

          In fiscal years prior to 2006, the attribution method used to determine compensation cost varied based on the type of stock–based award.  For performance–based options with either a performance or market condition, and restricted stock with a performance condition, all of which vest based on continuous service and the Company’s attainment of the performance or market condition, the Company used a straight–line method of recognizing compensation cost over the service period when attainment of the performance or market condition was determined to be probable.  For stock options and restricted stock awards that vested solely based on continuous service, the Company used the accelerated method of recognizing compensation costs (for pro forma disclosure purposes only) for awards with graded vesting. The accelerated method treated tranches of a grant as separate awards, amortizing the compensation costs over each vesting period within a grant. For example, for an award vesting ratably over a three-year period, the associated compensation expense was recognized as follows: 61% in the first year, 28% in the second year, and 11% in the third year. Beginning in fiscal 2006, as allowed by SFAS No. 123 (R), the Company elected to recognize compensation costs for all new awards using the straight–line method, amortizing the expense ratably over the service period for the award, or one–third per year for an award vesting ratably over approximately a three-year period.

          In order for options and restricted stock awards to be valued, a grant date must be determined.  Those options and restricted stock for which a grant date has not been determined are considered non–valued.  Certain of our performance options and performance restricted stock awards vest annually over approximately a three year period.  For these awards, the performance target for each vesting year is determined during the first quarter of that vesting year.  The date that the performance target is set is considered the grant date under SFAS No. 123(R) and is the date the Company measures the fair value of those previously issued but non–valued awards.

          The Company estimated the fair value of equity awards granted during the six months ended July 1, 2006 on the date of grant using the Black–Scholes option-pricing formula.  The following weighted average assumptions were used to value the 2006 grants: expected life ranging from 5.1 years to 6.1 years; expected stock volatility of 38%; risk–free interest rate range of 4.58% to 5.06%; and expected dividend yield of 0% during the expected term.  The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black–Scholes option-pricing formula, with the exception of performance options that vested based on achievement of targets for the Company’s stock price. These options were valued using a Monte Carlo Simulation valuation model. See the Company’s 2005 Annual Report on Form 10-K for the Black–Scholes weighted-average assumptions for grants made during the past three fiscal years.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

          The following table summarizes our stock option activity for the six months ended July 1, 2006:

	Number of Options (In 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In 000’s)

Outstanding valued at December 31, 2005	5,374	$9.08
Granted	410	$10.94
Exercised	(96)	$9.08
Expired	(56)	$13.05
Forfeited	(135)	$9.80

Outstanding valued at July 1, 2006	5,497	$9.16	6.7	$10,485

Outstanding valued vested options and options expected to vest in the future at July 1, 2006	5,386	$9.17	6.6	$10,275
Outstanding non–valued options expected to vest	267	$10.94	9.3	—

Outstanding expected to vest (valued and non–valued)	5,653	$9.26	6.7	$10,275

Exercisable at July 1, 2006	3,369	$10.00	6.0	$4,653

          The following table summarizes our restricted shares activity for the six months ended July 1, 2006:

	Shares (In 000’s)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)

Outstanding valued at December 31, 2005	365	$10.74
Granted	491	$10.70
Vested	(350)	$10.74
Forfeited	(19)	$10.53

Outstanding valued at July 1, 2006	487	$10.71	0.9

Outstanding valued and expected to vest in the future	476	$10.70
Outstanding non–valued and expected to vest	518	N/A	1.7

Outstanding expected to vest (valued and non–valued)	994	N/A	1.3

          Total intrinsic value of options exercised during the six months ended July 1, 2006 amounted to $0.2 million. As of July 1, 2006, there was approximately $6.8 million of total unrecognized compensation costs related to our valued stock options and restricted shares that are expected to vest, which will be recognized over a weighted-average period of approximately 0.9 years.

          Prior to January 1, 2006, the Company had accounted for stock–based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123. The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

amended by SFAS No. 148, through disclosure only for the three and six months ended July 2, 2005 (in thousands, except per share data):

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005

Net income:
As reported	$6,162	$21,131
Add: Stock–based employee compensation expense included in net income, net of tax	428	428
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(489)	(835)

Pro forma—Basic and diluted	$6,101	$20,724

Earnings per share:
As reported: basic and diluted	$0.10	$0.34
Pro forma: basic and diluted	$0.10	$0.34

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

          We expect the majority of the remaining restructuring liability at July 1, 2006 will be paid in cash during the remainder of 2006.

          The following tables summarize the restructuring activities for the six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Beginning Balance	Charged to Income	Adjustments and Changes to Estimates	Utilized, Net		Ending Balance

				Cash	Non-Cash

First Half 2006
Realignment Plan
Severance and related expenses	$3,849	$—	$—	$(2,248)	$—	$1,601
Early retirement obligations	13	—	—	(13)	—	—
Lease commitments	488	—	—	(116)	—	372

Total	$4,350	$—	$—	$(2,377)	$—	$1,973

First Half 2005
Realignment Plan
Severance and related expenses	$10,075	$158	$—	$(4,080)	$—	$6,153
Early retirement obligations	—	2,050	—	(273)	(1,679)	98

Total	$10,075	$2,208	$—	$(4,353)	$(1,679)	$6,251

Operational Restructuring Plan
Severance and related expenses	$600	$—	$36	$(512)	$—	$124

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):

	July 1, 2006	December 31, 2005

Inventories:
Raw materials	$8,105	$10,000
Work in process	1,234	1,010
Finished goods	41,739	51,099

Total	$51,078	$62,109

Accrued expenses:
Advertising and sales promotion	$40,876	$24,520
Sun Care returns reserve	24,094	8,112
Employee compensation and benefits	11,849	21,245
Interest	10,359	11,810
Restructuring costs	1,719	4,272
Other	8,181	12,695

Total	$97,078	$82,654

Long–term debt:
Revolver	$—	$6,020
8% Senior Secured Notes due 2011	290,205	339,170
9 3/8% Senior Subordinated Notes due 2011	320,491	340,000

Total long-term debt	$610,696	$685,190

Accumulated other comprehensive income (loss):
Foreign currency translation(1)	$1,011	$1,221
Minimum pension liability adjustment(2)	(4,319)	(4,319)

Total	$(3,308)	$(3,098)

6.     Treasury Stock

          At July 1, 2006, treasury stock consists of 538,265 shares of common stock.  In the second quarter 2006, we repurchased 500,000 shares of our common stock on the open market at a cost of $5.8 million as part of our previously announced stock repurchase program.  We are authorized to repurchase up to $15 million of our common stock primarily for the purpose of mitigating the dilution impact on earnings per share as a result of our equity compensation plans.  The remaining shares of treasury stock represent forfeited restricted stock. These forfeited shares may only be used to fund future grants of equity under The Stock Award Plan.

7.     Expenses Related to Retirement of Debt

          In the second quarter of 2006, we repurchased on the open market, and subsequently canceled, $19.5 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $0.9 million.  In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes,”) (collectively, the “Notes,”) at a premium of $3.7 million.  As a result, in the second quarter of 2006 and in the first half of 2006, we wrote off $0.3 million and $1.0 million, respectively, of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.  In the second quarter of 2005, we repurchased $39.8 million principal amount of our 8% Notes at a premium of $3.1 million.  In the first half of 2005, we repurchased $81.1 million principal amount of our 8% Notes at a premium of $7.1 million.  As a result, in the second quarter of 2005 and in the first half of 2005, we wrote off $0.8 million and $1.5 million, respectively, of deferred financing fees related thereto.

(1) Net of tax effect of $0.8 million at July 1, 2006 and $0.6 million at December 31, 2005.
(2) Net of tax effect of $2.9 million at July 1, 2006 and at December 31, 2005.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Income Taxes

          In the second quarter of 2006, we recorded a tax provision of $6.0 million.  The first half of 2006 includes a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  Exclusive of this charge, our effective tax rate was 36.6% for the first half of 2006.  In the second quarter of 2005, we recorded a tax provision of $4.1 million reflecting our 40.0% effective tax rate.  The first half of 2005 included a $4.1 million tax benefit to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004.  Exclusive of this benefit, our effective tax rate for the first half of 2005 was 39.9%.

9.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three and six months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended

Net Periodic Pension Expense	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost—benefits earned during the period	$275	$363	$550	$727
Interest cost on projected benefit obligation	861	814	1,721	1,622
Expected return on plan assets	(1,154)	(1,082)	(2,307)	(2,172)
Amortization of prior service cost	3	4	6	7
Recognized actuarial loss	104	102	208	140
Amortization of transition obligation	6	7	12	14

Net periodic pension expense	$95	$208	$190	$338

          In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

          The components of the net periodic postretirement benefit expense for the three and six month periods ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended

Net Periodic Postretirement Benefit Expense	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost—benefits earned during the period	$165	$189	$330	$378
Interest cost on accumulated benefit obligation	228	306	456	612
Amortization of prior service credit	(583)	(584)	(1,167)	(1,168)
Recognized actuarial loss	196	299	394	598

Net periodic postretirement benefit expense	$6	$210	$13	$420

10.    Business Segments

          We are organized in three core business segments and have grouped our divested brands as a fourth segment, as follows:

Feminine Care—The Feminine Care segment includes the following:

•	Plastic applicator tampons:		•	Cardboard applicator tampons:
	–	Playtex Gentle Glide,		–	Playtex Beyond.
	–	Playtex Portables, and	•	Personal Cleansing Cloths.
	–	Playtex Slimfits.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   Business Segments (Continued)

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

Divested—In late 2005, we completed the sale of our non–core brand assets.  The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands.

          The results of our business segments for the three and six months ended July 1, 2006 and July 2, 2005 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (in thousands):

	Three Months Ended

	July 1, 2006		July 2, 2005

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$53,931	$17,533	$57,977	$16,352
Skin Care	85,619	22,204	67,161	17,775
Infant Care	40,739	7,681	38,655	8,068

Subtotal	180,289	47,418	163,793	42,195
Divested	—	—	13,221	1,809
Corporate	—	(15,529)	—	(13,597)

Total	$180,289	$31,889	$177,014	$30,407

	Six Months Ended

	July 1, 2006		July 2, 2005

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$108,189	$32,225	$111,995	$32,962
Skin Care	162,151	45,284	137,667	36,278
Infant Care	85,974	19,635	85,455	22,022

Subtotal	356,314	97,144	335,117	91,262
Divested	—	—	28,582	5,062
Corporate	—	(30,619)	—	(25,347)

Total	$356,314	$66,525	$363,699	$70,977

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and six months ended July 1, 2006 and July 2, 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Numerator:
Net income	$10,290	$6,162	$19,709	$21,131

Denominator:
Weighted average shares outstanding—basic	62,637	61,561	62,659	61,403
Effect of Dilutive Securities:
Dilutive effect of restricted stock	170	6	97	3
Dilutive effect of performance–based stock options	139	106	175	53
Dilutive effect of time–based stock options	532	552	583	388

Weighted average shares outstanding—diluted	63,478	62,225	63,514	61,847

Earnings per share:
Basic and diluted	$0.16	$0.10	$0.31	$0.34

          The basic weighted average shares outstanding do not include non–vested shares of restricted stock.  The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options and restricted stock granted to our employees and members of our Board of Directors.  At July 1, 2006 and July 2, 2005, anti–dilutive weighted average shares totaling 1.8 million shares and 3.6 million shares, respectively, were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the dilutive securities is not included in the computation.

12.   Commitments and Contingencies

          In our opinion, there are no claims, commitments, guarantees or litigations pending to which we or any of our subsidiaries is a party which would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.    Subsequent Event

          In July 2006, we repurchased an additional $26.0 million principal amount of our 9 3/8% Notes on the open market, at a premium of $1.2 million.  We will write off $0.3 million of unamortized deferred financing fees related thereto.

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

Overview

          Our results for the second quarter of 2006 and 2005 are for the 13–week periods ended July 1, 2006 and July 2, 2005.  Our results for the first six months of 2006 are for the 26–week period ended July 1, 2006 and our results for the first six months of 2005 are for the 27–week period ended July 2, 2005.  Our fiscal year end is on the last Saturday in December, nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.  We do not believe the extra week included in the first quarter of 2005 contributed materially to net sales or net income for the six months ended July 2, 2005.

          Our results for the three and six months ended July 1, 2006 and July 2, 2005 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

•

Lower selling, general and administrative (“SG&A”) expenses of $1.5 million and $4.5 million in the three and six months ended July 2, 2005, respectively, as a result of income received from legal settlements;

•

Restructuring and related expenses of $2.2 million in the three months ended July 2, 2005, of which $0.7 million was included in cost of sales, and restructuring and related expenses of $3.4 million in the six months ended July 2, 2005, of which $1.0 million was included in cost of sales and $0.2 million was included in SG&A.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

•

Expenses related to the retirement of debt of $1.2 million and $5.6 million for the three and six months ended July 1, 2006, respectively, and $3.8 million and $8.6 million for the three and six months ended July 2, 2005, respectively; and

•	A tax benefit of $4.1 million in the first half of 2005 related to the repatriation of cash from a foreign subsidiary.

          The financial results for the first half 2005 include sales of $28.6 million and operating income of $5.1 million from certain non-core brands, which were divested in late 2005.  Therefore, the net sales and operating income results are not fully comparable for the periods presented.  Proceeds from the sale of these brands were used to repurchase debt, which also had an impact on the comparability of interest expense.

          In the second quarter of 2006, we repurchased 500,000 shares of our stock on the open market as part of our recently announced stock repurchase program.  These shares are reflected as treasury stock at July 1, 2006.

          On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share–Based Payment,” which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. Non–cash equity compensation of $4.1 million was recorded in the first half of 2006, as compared to $0.7 million during the first half of 2005.

Results of Operations

Three Months Ended July 1, 2006 Compared To Three Months Ended July 2, 2005

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended July 1, 2006 and July 2, 2005. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Three Months Ended

	July 1, 2006		July 2, 2005

	$	%	$	%

Net Sales:
Feminine Care	$53,931	29.9	$57,977	32.8
Skin Care	85,619	47.5	67,161	37.9
Infant Care	40,739	22.6	38,655	21.8

	180,289	100.0	163,793	92.5
Divested	—	—	13,221	7.5

	180,289	100.0	177,014	100.0
Cost of sales	82,877	46.0	84,488	47.7

Gross profit	97,412	54.0	92,526	52.3
Operating expenses:
Selling, general and administrative	64,872	36.0	60,037	33.9
Restructuring	—	—	1,473	0.9
Amortization of intangibles	651	0.3	609	0.3

Total operating expenses	65,523	36.3	62,119	35.1
Operating income	31,889	17.7	30,407	17.2
Interest expense, net	14,345	8.0	16,293	9.2
Expenses related to retirement of debt	1,162	0.6	3,846	2.2
Other expenses	51	0.0	—	—

Income before income taxes	16,331	9.1	10,268	5.8
Provision for income taxes	6,041	3.4	4,106	2.3

Net income	$10,290	5.7	$6,162	3.5

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Sales—Our consolidated net sales increased $3.3 million, or 2%, to $180.3 million in the second quarter of 2006.  The second quarter of 2005 included $13.2 million of net sales related to the divested brands.  Exclusive of the divested brands, net sales were higher by $16.5 million, or 10%, for the second quarter of 2006 versus the comparable period of 2005. This increase was due primarily to increased sales from our Skin Care segment, driven by a strong 2006 sun care season, along with growth in Infant Care.

          Net sales of Feminine Care products decreased $4.0 million, or 7%, to $53.9 million in the second quarter of 2006 as compared to the similar quarter in 2005 due primarily to lower shipments of Gentle Glide and Beyond tampons.  As previously announced, we have executed a price increase in Gentle Glide by reducing the number of tampons per box from 20/40 per box to 18/36 per box.  We believe the transition to the new box count included a lower level of replenishment orders by retailers in the second quarter of 2006 to reduce their inventory of the larger box count product in anticipation of the shipment of the new box size.

          Net sales of Skin Care products increased $18.5 million, or 27%, to $85.6 million for the second quarter of 2006.  This increase was due primarily to higher shipments driven by a strong 2006 sun care season coupled with strong results for Banana Boat new products.

          Net sales of Infant Care products increased $2.1 million, or 5%, to $40.8 million in the second quarter of 2006 due primarily to higher sales in infant feeding products, particularly hard bottles and cups.

Gross Profit—Our consolidated gross profit increased $4.9 million, or 5%, to $97.4 million in the second quarter of 2006 due to higher net sales as compared to the same quarter in 2005.  Exclusive of the divested brands, gross profit increased $9.6 million in the second quarter of 2006 as compared to the second quarter of 2005.  Gross margin for the second quarter of 2006 increased to 54.0%, up 170 basis points, from 52.3% for the second quarter in 2005.  This increase in gross profit margin was due primarily to improved product mix resulting primarily from the divestiture of the non–core brands, which contributed 130 basis points of the increase.  Further benefits of our restructuring and realignment efforts more than offset the approximately $1.5 million in raw material price increases.

Operating Income—Our consolidated operating income increased $1.5 million, or 5%, to $31.9 million in the second quarter of 2006 compared to the second quarter 2005. This increase was driven primarily by higher gross profit, particularly in the Skin Care segment, partially offset by higher SG&A expenses of $4.8 million.  SG&A expenses for the second quarter of 2006 includes the negative impact of $1.9 million of non–cash equity compensation, which was only $0.7 million in the comparable quarter in 2005.  In addition, the second quarter of 2005 included the positive impact of a $1.5 million legal settlement.  The remaining increase is due primarily to higher advertising and promotional investments in the second quarter of 2006, which is consistent with our previously disclosed strategy of higher investment in our businesses.

Interest Expense, Net—Our consolidated interest expense, net decreased $1.9 million to $14.3 million in the second quarter of 2006 versus the comparable period of 2005.  The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt reduction initiative.

Expenses Related to Retirement of Debt—In the second quarter of 2006, we repurchased on the open market, and subsequently canceled, $19.5 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $0.9 million.  In addition, we wrote off $0.3 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased 9 3/8% Notes.  In the second quarter of 2005, we repurchased $39.8 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes,”) (collectively, the “Notes,”) at a premium of $3.1 million and we wrote off $0.8 million of deferred financing fees related thereto.

Provision for Income Taxes—Our consolidated income tax expense was $6.0 million for the second quarter of 2006, or 37% of pre–tax income, as compared to $4.1 million, or 40% of pre–tax income, for the second quarter of 2005. The decline in the effective tax rate for second quarter of 2006 versus the comparable period is due primarily to the mix of domestic versus international earnings for the period.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Six Months Ended July 1, 2006 Compared To Six Months Ended July 2, 2005

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the six months ended July 1, 2006 and July 2, 2005. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Six Months Ended

	July 1, 2006		July 2, 2005

	$	%	$	%

Net Sales:
Feminine Care	$108,189	30.4	$111,995	30.8
Skin Care	162,151	45.5	137,667	37.8
Infant Care	85,974	24.1	85,455	23.5

	356,314	100.0	335,117	92.1
Divested	—	—	28,582	7.9

	356,314	100.0	363,699	100.0
Cost of sales	161,701	45.4	171,501	47.2

Gross profit	194,613	54.6	192,198	52.8
Operating expenses:
Selling, general and administrative	126,800	35.6	117,796	32.4
Restructuring	—	—	2,208	0.6
Amortization of intangibles	1,288	0.3	1,217	0.3

Total operating expenses	128,088	35.9	121,221	33.3
Operating income	66,525	18.7	70,977	19.5
Interest expense, net	28,835	8.1	34,044	9.4
Expenses related to retirement of debt	5,569	1.6	8,592	2.3
Other expenses	68	0.0	21	0.0

Income before income taxes	32,053	9.0	28,320	7.8
Provision for income taxes	12,344	3.5	7,189	2.0

Net income	$19,709	5.5	$21,131	5.8

Net Sales—Our consolidated net sales decreased $7.4 million, or 2%, to $356.3 million in 2006.  This decrease was due to the impact of divested brands in late 2005 as net sales of the divested brands were $28.6 million in the first half of 2005.  Exclusive of the divested brands, net sales were higher by $21.2 million, or 6%, for the first half of 2006 versus the comparable period of 2005.

          Net sales of Feminine Care products decreased $3.8 million, or 3%, to $108.2 million in the first half of 2006 as compared to the similar period in 2005 due primarily to lower shipments of Beyond and Gentle Glide tampons.  As noted previously, we are executing a price increase in Gentle Glide by reducing the number of tampons per box from 20/40 per box to 18/36 per box.  The transition to the new box count included a lower level of replenishment orders by retailers in the second quarter of 2006 to reduce their inventory of the larger box count product in anticipation of the shipment of the new box size.

          Net sales of Skin Care products increased $24.5 million, or 18%, to $162.1 million in 2006 versus the comparable period in 2005.  This increase was primarily from higher shipments of Banana Boat and Wet Ones hand and face wipes.

          Net sales of Infant Care products grew slightly to $86.0 million in 2006 due primarily to higher shipments of cups and hard bottles.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Gross Profit—Our consolidated gross profit increased $2.4 million, or 1%, to $194.6 million in the first half of 2006 due to improved gross margins.  Exclusive of the divested brands, gross profit increased $12.9 million in the first half of 2006 as compared to the first half of 2005.  Gross margin for the first half of 2006 increased to 54.6%, up 180 basis points, from 52.8% for the first half of 2005.  This increase in gross profit margin was due primarily to improved product mix resulting primarily from the divestiture of the non–core brands, which contributed 140 basis points of the increase.  Further benefits of our restructuring and realignment efforts more than offset the approximately $3.5 million in raw material price increases.

Operating Income—Our consolidated operating income decreased $4.4 million, or 6%, to $66.5 million in the first half of 2006 driven by the impact of the divested brands, which accounted for $5.1 million of operating income in the first half of 2005.  SG&A expenses increased $9.0 million in the first half of 2006, versus the first half of 2005, and includes the negative impact of $4.1 million of non–cash equity compensation, which was only $0.7 million in the first half of 2005.  The first half of 2005 included the positive impact of $4.5 million in legal settlements received.  The remaining change in the year over year comparison was due primarily to the favorable impact of our restructuring efforts, offset by higher advertising and promotional investments during the first half of 2006.

Interest Expense, Net—Our consolidated interest expense, net decreased $5.2 million to $28.8 million in the first half of 2006 versus the comparable period of 2005.  The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt reduction initiative.

Expenses Related to Retirement of Debt—In the first half of 2006, we repurchased on the open market, and subsequently canceled, $68.5 million principal amount of our Notes at a premium of $4.6 million.  In addition, we wrote off $1.0 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.  In the first half of 2005, we repurchased $81.1 million principal amount of our 8% Notes at a premium of $7.1 million and we wrote off $1.5 million of deferred financing fees related thereto.

Provision for Income Taxes—Our consolidated income tax expense was $12.3 million for the first half of 2006 and $7.2 million for the first half of 2005.  Included in tax expense for the first half of 2006 is a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  The first half of 2005 includes a tax benefit of $4.1 million related to the repatriation of cash from a foreign subsidiary under the American Jobs Creation Act of 2004.  Exclusive of these items, our effective tax rate for the six months ended July 1, 2006 would have been 37% versus 40% for the comparable period in 2005.  The decline in the effective tax rate for second half of 2006 versus the comparable period is due primarily to the mix of domestic versus international earnings for the period.

Liquidity and Capital Resources

Cash and Cash Equivalents

          At July 1, 2006, we had $23.6 million of cash and cash equivalents as compared to $94.4 million at December 31, 2005. This decrease in cash was due primarily to the repurchase of $68.5 million principal amount of our Notes on the open market, at a premium of $4.6 million, and the repurchase of 500,000 shares of Company common stock for treasury at a cost of $5.8 million under the previously announced common stock repurchase program.

          In July 2006, we repurchased an additional $26.0 million principal amount of our 9 3/8% Notes on the open market, at a premium of $1.2 million.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Cash Flows Analysis (unaudited, in thousands)

	Six Months Ended

	July 1, 2006	July 2, 2005

Net cash provided by operations	$25,076	$23,930
Net cash used for investing activities	(11,748)	(9,284)
Net cash used for financing activities	(84,255)	(83,272)

Net Cash Provided by Operations—Our net cash provided by operations was $25.1 million for the six months ended July 1, 2006 as compared to $23.9 million for the same period in 2005.  The year over year increase in cash provided was due primarily to changes in working capital.

Net Cash Used for Investing Activities—Our cash used for investing activities of $11.7 million for the six months ended July 1, 2006 was comprised of capital expenditures in the normal course of business of $8.9 million in the first half of 2006 as compared to $3.5 million for the same period in 2005.  Capital expenditures for fiscal 2006 are expected to be approximately $14 million.  In the first half of 2006, we also paid $1.5 million for certain licensing agreements and $1.3 million to our former CEO under a non–compete agreement.  In the first half of 2005, cash used for investing activities, in addition to capital expenditures, was comprised of $4.7 million for the purchase of certain distribution rights associated with our Banana Boat product and $1.3 million to our former CEO under the non–compete agreement.

Net Cash Used for Financing Activities—Our cash used for financing activities of $84.2 million during the first half of 2006 was the result of the repurchase on the open market, and subsequent retirement, of $68.5 million principal amount of our Notes plus related premium costs of $4.6 million.  In addition, we repaid $6.3 million outstanding on the revolver.  We also paid $5.8 million to repurchase, on the open market, 500,000 shares of our common stock, which are now included in treasury stock.  This was partially offset by $0.9 million of net proceeds from the issuance of common stock under our equity award program.  During the first half of 2005, we repurchased $81.1 million of our 8% Notes at a premium of $7.1 million, which was partially offset by $4.9 million of net proceeds from the issuance of stock under our equity award program.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009. We may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes or the $294.5 million, which includes the impact of the July 2006 repurchases of $26.0 million noted earlier, on the 9 3/8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

          We may repurchase, on the open market or by a call provision as defined in the indentures, our 8% Notes or our 9 3/8% Notes as part of our efforts to reduce debt. The availability and price of the Notes are subject to market conditions including the interest rate environment and the market outlook for high-yield securities. Such market factors are not within our control and may impact our ability to execute our repurchase program. We may also continue to repurchase our common stock in the open market or in privately negotiated transactions under our previously announced stock repurchase program.

Recently Issued Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          All of our indebtedness at July 1, 2006 is comprised of fixed rate notes.  We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure.  Our indebtedness at July 1, 2006 was comprised of $290.2 million of 8% Notes and $320.5 million of 9 3/8% Notes.  As such, at July 1, 2006, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

          For the six–month period ended July 1, 2006, we derived approximately 8% of net sales in currencies other than the U.S. dollar, the vast majority of which was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  We may periodically enter into hedging contracts to minimize the foreign exchange risk.  The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 12 to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10–Q for a discussion of commitments and contingencies.

Item 1A. Risk Factors

          There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10–K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On April 20, 2006, the Company announced that its Board of Directors had authorized a one–year stock buy–back program to allow for the repurchase of up to a maximum of $15 million of its Common Stock from time to time in open market or privately negotiated transactions.  The following table summarizes the issuer purchases of equity securities (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 20, 2006 to April 29, 2006	—	$—	—	$15,000
April 30, 2006 to June 3, 2006	500,000	11.60	500,000	$9,202
June 4, 2006 to July 1, 2006	—	—	—	$9,202

Total	500,000	$11.60	500,000	$9,202

(1) Average price paid per share includes cash paid for commissions.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on May 16, 2006, the following actions were taken:

          Nine nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2007 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld

Neil P. DeFeo	52,284,800	577,431
Herbert M. Baum	52,243,989	618,242
Michael R. Eisenson	52,566,527	295,704
Ronald B. Gordon	49,364,907	3,497,324
R. Jeffrey Harris	52,515,148	347,083
C. Ann Merrifield	52,740,623	121,608
Susan R. Nowakowski	52,645,823	216,408
Douglas D. Wheat	51,441,587	1,420,644
Nick White	52,515,091	347,140

          The selection of the firm of KPMG LLP was ratified as our independent registered public accounting firm for fiscal 2006.

Votes For	Votes Against	Abstentions

52,358,681	473,595	29,954

PLAYTEX PRODUCTS, INC.
PART II—OTHER INFORMATION (CONTINUED)

Item 5. Other Information

          The Board of Directors of the Company has named Susan R. Nowakowski as the financial expert of the Audit Committee.  Ms. Nowakowski replaces Michael R. Eisenson, who previously served in this capacity.  In addition, the Board of Directors appointed Ms. Nowakowski as Audit Committee Chairperson.

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

PLAYTEX PRODUCTS, INC.

Date: August 8, 2006	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2006	By:	/S/ JOHN J. MCCOLGAN

John J. McColgan
Vice President—Corporate Controller and Treasurer
(Principal Accounting Officer)