Form 10-Q
period 2006-09-30
PLAYTEX PRODUCTS INC
filed 2006-11-03
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

          At October 30, 2006, 63,243,536 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

INDEX

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$142,401	$146,649	$498,715	$510,348
Cost of sales	65,922	68,099	227,623	239,600

Gross profit	76,479	78,550	271,092	270,748
Operating expenses:
Selling, general and administrative	54,389	56,159	181,189	173,955
Restructuring	—	708	—	2,916
Amortization of intangibles	643	605	1,931	1,822

Total operating expenses	55,032	57,472	183,120	178,693

Operating income	21,447	21,078	87,972	92,055

Interest expense, net	13,197	15,570	42,032	49,614
Expenses related to retirement of debt	1,862	1,699	7,431	10,291
Other expenses	22	—	90	21

Income before income taxes	6,366	3,809	38,419	32,129
Provision for income taxes	2,355	438	14,699	7,627

Net income	$4,011	$3,371	$23,720	$24,502

Earnings per share:
Basic	$0.06	$0.05	$0.38	$0.40

Diluted	$0.06	$0.05	$0.37	$0.39

Weighted average shares outstanding:
Basic	62,100	62,085	62,472	61,630
Diluted	63,155	62,754	63,394	62,111

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$41,852	$94,447
Receivables, less allowance for doubtful accounts of $1,503 at September 30, 2006 and $1,376 at December 31, 2005	88,991	90,776
Inventories	46,874	62,109
Deferred income taxes, net	13,228	12,859
Other current assets	5,955	10,411

Total current assets	196,900	270,602

Net property, plant and equipment	111,194	110,314
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	122,863	124,753
Deferred financing costs, net	8,884	12,095
Other noncurrent assets	735	1,164

Total assets	$926,186	$1,004,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,682	$32,509
Accrued expenses	95,397	82,654
Income taxes payable	1,753	4,440

Total current liabilities	119,832	119,603

Long-term debt	578,926	685,190
Deferred income taxes, net	72,986	66,012
Other noncurrent liabilities	18,848	19,616

Total liabilities	790,592	890,421

Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 64,223,318 and outstanding 63,189,153 shares at September 30, 2006 and issued and outstanding 63,573,621 shares at December 31, 2005	642	636
Additional paid-in capital	556,241	556,865
Retained earnings (accumulated deficit)	(406,784)	(430,504)
Accumulated other comprehensive loss	(2,954)	(3,098)
Unearned equity compensation	—	(9,782)
Treasury stock, at cost, 1,034,165 shares	(11,551)	—

Total stockholders’ equity	135,594	114,117

Total liabilities and stockholders’ equity	$926,186	$1,004,538

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended

	September 30, 2006	October 1, 2005

Cash flows from operations:
Net income	$23,720	$24,502
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	11,067	12,060
Amortization of intangibles	1,931	1,822
Amortization of deferred financing costs	1,841	2,036
Equity compensation	6,228	2,196
Deferred income taxes	6,546	5,829
Premium on debt repurchases	6,050	8,509
Write-off of deferred fees related to retirement of debt	1,381	1,782
Other, net	8	677
Net changes in operating assets and liabilities:
Receivables	1,967	3,501
Inventories	15,727	19,350
Accounts payable	(6,202)	(16,841)
Accrued expenses	12,545	17,959
Other	1,631	1,756

Net cash provided by operations	84,440	85,138
Cash flows from investing activities:
Capital expenditures	(12,271)	(6,508)
Payments for intangible assets	(3,451)	(34,087)

Net cash used for investing activities	(15,722)	(40,595)
Cash flows from financing activities:
Long-term debt repurchases	(100,244)	(100,830)
Repayments under revolving credit facilities	(9,410)	—
Borrowings under revolving credit facilities	3,100	—
Premium on debt repurchases	(6,050)	(8,509)
Proceeds from issuance of common stock	2,777	10,883
Purchases of Company stock for treasury	(11,551)	—

Net cash used for financing activities	(121,378)	(98,456)
Effect of exchange rate changes on cash	65	(84)

Decrease in cash and cash equivalents	(52,595)	(53,997)
Cash and cash equivalents at beginning of period	94,447	137,766

Cash and cash equivalents at end of period	$41,852	$83,769

Supplemental disclosures of cash flow information:
Interest paid	$40,934	$51,012
Income tax paid, net	$10,651	$1,861

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that you may expect for the full year.

          Our results for the third quarter of 2006 and 2005 are for the 13–week periods ended September 30, 2006 and October 1, 2005.  Our results for the first nine months of 2006 are for the 39–week period ended September 30, 2006 and our results for the first nine months of 2005 are for the 40–week period ended October 1, 2005.  Our fiscal year end is on the last Saturday in December, nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.

          Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.  Certain prior year amounts have been reclassified to conform to our current year presentation.

2.     Impact of Recently Issued Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company is currently evaluating the impact of SAB 108 on the Consolidated Financial Statements.

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132.”  SFAS No. 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS No. 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, our current fiscal year.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2008.  Based on fiscal year-end 2005 valuations, the Company would have had a charge to other comprehensive income, net of tax, of approximately $4 million, and a like increase in liabilities, related to this pronouncement.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Impact of Recently Issued Accounting Pronouncements (Continued)

          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

3.     Stock–Based Compensation Plans

          At September 30, 2006, the Company had stock–based awards outstanding under two stock–based compensation plans: The Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. and The Stock Award Plan.  The Company’s shareholders approved both of these plans. Stock–based awards under these plans consist of stock option awards and restricted stock awards.  All awards contain vesting provisions based on continuous service; additionally, certain awards also have additional vesting requirements, which are based on achieving certain performance conditions. Equity issued from these plans may come from either authorized but unissued stock or from treasury stock. A detailed description of these plans and the associated stock–based awards under these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

          Prior to January 1, 2006, we accounted for stock–based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.”  As permitted by SFAS No. 123 and SFAS No. 148, we followed the intrinsic value approach of Accounting Principles Board Opinion (“APB”) No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options.  Accordingly, we did not record any compensation expense for our stock options that vested solely on continuous service since the exercise price was equal to the fair market value of our common stock on the grant date. However, in accordance with APB No. 25, in the three and nine months ended October 1, 2005, we recorded $1.5 million and $2.2 million, respectively, of compensation expense related to the issuance of restricted stock, performance-based restricted stock and performance-based options.

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

          We adopted SFAS No. 123 (R) using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.  Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based awards granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Previously, the Company had recognized the impact of forfeitures as they occurred. The grant-date fair value of the awards generally vests over the service period.  Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company for the three and nine months ended September 30, 2006 was $2.1 million, or $1.3 million net of taxes, and $6.2 million, or $3.9 million net of taxes, respectively. This expense is included in selling, general and administrative (“SG&A”) expenses.

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

          In order for options and restricted stock awards to be valued, a grant date must be determined.  Those options and restricted stock awards for which a grant date has not been determined are considered non–valued.  Certain of our performance-based options and performance-based restricted stock awards vest annually over approximately a three year period.  For these awards, the performance target for each vesting year is determined during the first quarter of that vesting year.  The date that the performance target is set is considered the grant date under SFAS No. 123(R) and is the date the Company measures the fair value of those previously issued but non–valued awards.

          The Company estimated the fair value of equity awards granted during the nine months ended September 30, 2006 on the date of grant using the Black–Scholes option-pricing formula.  The following weighted average assumptions were used to value the 2006 grants: expected life ranging from 5.1 years to 6.1 years; expected stock volatility of 38%; risk–free interest rate range of 4.58% to 5.06%; and expected dividend yield of 0% during the expected term.  The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black–Scholes option-pricing formula, with the exception of performance-based options that vested based on achievement of targets for the Company’s stock price. These options were valued using a Monte Carlo simulation valuation model. See the Company’s 2005 Annual Report on Form 10-K for the Black–Scholes weighted-average assumptions for grants made during the past three fiscal years.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

          The following table summarizes our stock option activity for the nine months ended September 30, 2006:

	Number of Options (In 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In 000’s)

Outstanding valued at December 31, 2005	5,374	$9.08
Granted	412	$10.93
Exercised	(283)	$9.85
Expired	(105)	$13.80
Forfeited	(147)	$9.82

Outstanding valued at September 30, 2006	5,251	$9.07	6.8	$23,428

Outstanding valued vested options and options expected to vest in the future at September 30, 2006	5,164	$9.07	6.5	$23,033
Outstanding non–valued options expected to vest	279	$10.96	9.0	678

Outstanding expected to vest (valued and non–valued)	5,443	$9.17	6.7	$23,711

Exercisable at September 30, 2006	3,144	$9.91	5.7	$11,659

          The following table summarizes our restricted shares and restricted stock units (“RSU”) activity for the nine months ended September 30, 2006:

	Shares and RSU’s (In 000’s)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)

Outstanding valued at December 31, 2005	365	$10.74
Granted(1)	493	$10.70
Vested	(350)	$10.74
Forfeited	(20)	$10.42

Outstanding valued at September 30, 2006(1)	488	$10.71	0.4

Outstanding valued and expected to vest in the future(1)	477	$10.67	0.4
Outstanding non–valued and expected to vest(2)	521	N/A	1.5

Outstanding expected to vest (valued and non–valued)	998	N/A	1.0

          Total intrinsic value of options exercised during the nine months ended September 30, 2006 amounted to $0.6 million. As of September 30, 2006, there was approximately $4.7 million of total unrecognized compensation costs related to our valued stock options and restricted shares that are expected to vest, which will be recognized over a weighted-average period of approximately 0.6 years.

(1) Includes 5.9 thousand RSUs granted to international associates.
(2) Includes 11.8 thousand RSUs awarded to international associates but not yet valued.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Stock–Based Compensation Plans (Continued)

          Prior to January 1, 2006, the Company had accounted for stock–based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123. The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three and nine months ended October 1, 2005 (in thousands, except per share data):

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005

Net income:
As reported	$3,371	$24,502
Add: Stock–based employee compensation expense included in net income, net of tax	956	1,383
Deduct: Total stock–based employee compensation expense determined under the fair value method for stock option awards, net of tax	(1,796)	(3,056)

Pro forma—Basic and diluted	$2,531	$22,829

Earnings per share:
As reported:
Basic	$0.05	$0.40

Diluted	$0.05	$0.39

Pro forma: basic and diluted	$0.04	$0.37

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

          We expect the majority of the remaining restructuring liability at September 30, 2006 will be paid in cash during the next twelve months.

          The following tables summarize the restructuring activities for the nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Beginning Balance	Charged to Income	Adjustments and Changes to Estimates	Utilized, Net		Ending Balance

				Cash	Non-Cash

First Nine Months 2006
Realignment Plan
Severance and related expenses	$3,849	$—	$—	$(2,450)	$—	$1,399
Early retirement obligations	13	—	—	(13)	—	—
Lease commitments	488	—	—	(168)	—	320

Total	$4,350	$—	$—	$(2,631)	$—	$1,719

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Restructuring (Continued)

	Beginning Balance	Charged to Income	Adjustments and Changes to Estimates	Utilized, Net		Ending Balance

				Cash	Non-Cash

First Nine Months 2005
Realignment Plan
Severance and related expenses	$10,075	$362	$—	$(6,410)	$—	$4,027
Early retirement obligations	—	2,091	—	(311)	(1,715)	65
Lease commitments	—	463	—	(4)	—	459

Total	$10,075	$2,916	$—	$(6,725)	$(1,715)	$4,551

Operational Restructuring Plan
Severance and related expenses	$600	$—	$36	$(591)	$—	$45

5.     Balance Sheet Components

          The components of certain balance sheet accounts are as follows (in thousands):

	September 30, 2006	December 31, 2005

Inventories:
Raw materials	$8,555	$10,000
Work in process	1,300	1,010
Finished goods	37,019	51,099

Total	$46,874	$62,109

Accrued expenses:
Advertising and sales promotion	$31,397	$24,520
Sun Care returns reserve	24,463	8,112
Employee compensation and benefits	18,343	21,245
Interest	11,067	11,810
Restructuring costs	1,719	4,272
Other	8,408	12,695

Total	$95,397	$82,654

Long–term debt:
Revolver	$—	$6,020
8% Senior Secured Notes due 2011	290,205	339,170
9 3/8% Senior Subordinated Notes due 2011	288,721	340,000

Total long-term debt	$578,926	$685,190

Accumulated other comprehensive income (loss):
Foreign currency translation(1)	$1,365	$1,221
Minimum pension liability adjustment(2)	(4,319)	(4,319)

Total	$(2,954)	$(3,098)

(1) Net of tax effect of $0.7 million at September 30, 2006 and $0.6 million at December 31, 2005.
(2) Net of tax effect of $2.9 million at September 30, 2006 and at December 31, 2005.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Treasury Stock

          At September 30, 2006, treasury stock consists of 1,034,165 shares of common stock.  In the third quarter 2006, we repurchased 500,000 shares of our common stock on the open market at a cost of $5.8 million as part of our previously announced stock repurchase program.  For the nine months ended September 30, 2006, we repurchased 1.0 million shares of our common stock on the open market at a cost of $11.6 million.  We are authorized to repurchase up to $15 million of our common stock primarily for the purpose of mitigating the dilution impact on earnings per share as a result of our equity compensation plans.  The remaining shares of treasury stock represent forfeited restricted stock. These forfeited shares may only be used to fund future grants of equity under the Company’s Stock Award Plan.

7.     Expenses Related to Retirement of Debt

          In the third quarter of 2006, we repurchased on the open market, and subsequently canceled, $31.8 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $1.5 million.  In the first nine months of 2006, we repurchased on the open market, and subsequently canceled, $51.3 million principal amount of our 9 3/8% Notes, at a premium of $2.4 million, and $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes,”) (collectively, the “Notes,”) at a premium of $3.7 million.  As a result, in the third quarter of 2006 and in the first nine months of 2006, we wrote off $0.4 million and $1.4 million, respectively, of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.  In the third quarter of 2005, we repurchased $19.7 million principal amount of our 8% Notes at a premium of $1.4 million.  In the first nine months of 2005, we repurchased $100.8 million principal amount of our 8% Notes at a premium of $8.5 million.  As a result, in the third quarter of 2005 and in the first nine months of 2005, we wrote off $0.3 million and $1.8 million, respectively, of deferred financing fees related thereto.

8.     Income Taxes

          In the third quarter and nine months ended September 30, 2006, we recorded a tax provision of $2.4 million and $14.7 million, respectively.  The first nine months of 2006 includes a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  Exclusive of this charge, our effective tax rate for the three and nine months ended September 30, 2006 was 37.0% and 37.2%, respectively.  In the third quarter and nine months ended October 1, 2005, we recorded a tax provision of $0.4 million and $7.6 million, respectively.  The third quarter of 2005 included a tax benefit of $0.7 million associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004.  The first nine months of 2005 included a $4.8 million tax benefit to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under the new law.  Exclusive of this benefit, our effective tax rate for the three and nine months ended October 1, 2005 was 30% and 39%, respectively.

9.     Pension and Other Postretirement Benefits

          The components of the net periodic pension expense for the three and nine months ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

Net Periodic Pension Expense	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost—benefits earned during the period	$275	$429	$825	$1,156
Interest cost on projected benefit obligation	860	909	2,581	2,531
Expected return on plan assets	(1,154)	(1,186)	(3,461)	(3,358)
Amortization of prior service cost	3	7	9	14
Recognized actuarial loss	104	97	312	237
Amortization of transition obligation	6	15	18	29

Net periodic pension expense	$94	$271	$284	$609

          In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Pension and Other Postretirement Benefits (Continued)

          The components of the net periodic postretirement benefit expense for the three and nine month periods ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

Net Periodic Postretirement Benefit Expense	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost—benefits earned during the period	$110	$189	$440	$567
Interest cost on accumulated benefit obligation	266	306	722	918
Amortization of prior service credit	(584)	(584)	(1,751)	(1,752)
Recognized actuarial loss	268	299	662	897

Net periodic postretirement benefit expense	$60	$210	$73	$630

10.     Business Segments

          We are organized in three core business segments and have grouped our divested brands as a fourth segment, as follows:

Feminine Care—The Feminine Care segment includes the following:

•	Plastic applicator tampons:	•	Cardboard applicator tampons:
	– Playtex Gentle Glide,		– Playtex Beyond.
	– Playtex Sport,	•	Personal Cleansing Cloths.
– Playtex Portables, and
– Playtex Slimfits.

Skin Care—The Skin Care segment includes the following:

•	Banana Boat sun care products,	•	Playtex Gloves, and
•	Wet Ones pre–moistened towelettes,	•	Other skin care products.

Infant Care—The Infant Care segment includes the following:

•	Playtex disposable feeding,	•	Diaper Genie diaper disposal system,
•	Playtex reusable hard bottles,	•	Embrace breast pump, and
•	Playtex cups and mealtime products,	•	Hip Hammock child carrier.
•	Playtex pacifiers,

Divested—In late 2005, we completed the sale of our non–core brand assets.  The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Business Segments (Continued)

          The results of our business segments for the three and nine months ended September 30, 2006 and October 1, 2005 are as follows.  Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (in thousands):

	Three Months Ended

	September 30, 2006		October 1, 2005

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$65,412	$23,235	$63,753	$22,530
Skin Care	31,106	2,272	26,230	323
Infant Care	45,883	12,280	43,223	12,227

Subtotal	142,401	37,787	133,206	35,080
Divested	—	—	13,443	2,337
Corporate	—	(16,340)	—	(16,339)

Total	$142,401	$21,447	$146,649	$21,078

	Nine Months Ended

	September 30, 2006		October 1, 2005

	Net Sales	Operating Income	Net Sales	Operating Income

Feminine Care	$173,601	$55,460	$175,748	$55,492
Skin Care	193,257	47,556	163,897	36,601
Infant Care	131,857	31,915	128,678	34,249

Subtotal	498,715	134,931	468,323	126,342
Divested	—	—	42,025	7,399
Corporate	—	(46,959)	—	(41,686)

Total	$498,715	$87,972	$510,348	$92,055

11.     Earnings Per Share

          The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Numerator:
Net income	$4,011	$3,371	$23,720	$24,502

Denominator:
Weighted average shares outstanding—basic	62,100	62,085	62,472	61,630
Effect of Dilutive Securities:
Dilutive effect of restricted stock	237	131	144	43
Dilutive effect of performance–based stock options	158	—	169	—
Dilutive effect of time–based stock options	660	538	609	438

Weighted average shares outstanding—diluted	63,155	62,754	63,394	62,111

Earnings per share:
Basic	$0.06	$0.05	$0.38	$0.40

Diluted	$0.06	$0.05	$0.37	$0.39

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Earnings Per Share (Continued)

          The basic weighted average shares outstanding do not include non–vested shares of restricted stock.  The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

          Basic EPS excludes all potentially dilutive securities.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all dilutive securities.  Potentially dilutive securities include stock options and restricted stock granted to our employees and members of our Board of Directors.  At September 30, 2006, anti–dilutive weighted average shares totaling 2.7 million shares were excluded from the diluted weighted average shares outstanding.  At October 1, 2005, anti–dilutive weighted average shares totaling 2.7 million shares were excluded from the diluted weighted average shares outstanding.  Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued.  In the event the potentially dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation.

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

          Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges and pension and postretirement benefits.  In addition, costs related to equity compensation require management to make certain estimates, including the probability about whether certain performance–based targets, such as operating results and stock price, will be achieved.  These performance–based targets may be impacted by circumstances outside of the control of management.  For a more in–depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10–K for the year ended December 31, 2005.

Overview

          Our results for the third quarter of 2006 and 2005 are for the 13–week periods ended September 30, 2006 and October 1, 2005, respectively.  Our results for the first nine months of 2006 are for the 39–week period ended September 30, 2006 and our results for the first nine months of 2005 are for the 40–week period ended October 1, 2005.  Our fiscal year end is on the last Saturday in December, nearest to December 31 and, as a result, a fifty-third week is added every five or six years.  Our 2005 fiscal year was a fifty-three week year.  We do not believe the extra week included in the first quarter of 2005 contributed materially to net sales or net income for the nine months ended October 1, 2005.

          Our results for the three and nine months ended September 30, 2006 and October 1, 2005 were impacted by certain restructuring and related charges as well as other charges and gains that should be considered in reviewing the results as presented, including:

•	Selling, general and administrative (“SG&A”) expenses for the nine months ended October 1, 2005 are net of $4.5 million of income received on legal settlements;

•

Restructuring and related expenses of $1.3 million in the three months ended October 1, 2005, of which $0.6 million was included in cost of sales, and restructuring and related expenses of $4.6 million in the nine months ended October 1, 2005, of which $1.6 million was included in cost of sales and approximately $0.1 million was included in SG&A;

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

•

Expenses related to the retirement of debt of $1.8 million and $7.4 million for the three and nine months ended September 30, 2006, respectively, and $1.7 million and $10.3 million for the three and nine months ended October 1, 2005, respectively; and

•	A tax benefit of $0.7 million and $4.8 million for the three and nine months ended October 1, 2005, respectively, related to the repatriation of cash from a foreign subsidiary.

          The financial results for the first nine months of 2005 include sales of $42.0 million and operating income of $7.4 million from certain non-core brands, which were divested in late 2005.  Therefore, the net sales and operating income results are not fully comparable for the periods presented.  Proceeds from the sale of these brands were used to repurchase debt, which also had an impact on the comparability of interest expense.

          In the nine months ended September 30, 2006, we repurchased 1.0 million shares of Company common stock on the open market as part of our previously announced stock repurchase program.  These shares are reflected as treasury stock at September 30, 2006.

          On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share–Based Payment,” which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. Non–cash equity compensation of $2.1 million and $6.2 million was recorded in the three and nine months ended September 30, 2006, respectively, as compared to $1.5 million and $2.2 million for the same periods in 2005.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Results of Operations

Three Months Ended September 30, 2006 Compared To Three Months Ended October 1, 2005

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended September 30, 2006 and October 1, 2005. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Three Months Ended

	September 30, 2006		October 1, 2005

	$	%	$	%

Net Sales:
Feminine Care	$65,412	45.9	$63,753	43.4
Skin Care	31,106	21.9	26,230	17.9
Infant Care	45,883	32.2	43,223	29.5

	142,401	100.0	133,206	90.8
Divested	—	—	13,443	9.2

	142,401	100.0	146,649	100.0
Cost of sales	65,922	46.3	68,099	46.4

Gross profit	76,479	53.7	78,550	53.6
Operating expenses:
Selling, general and administrative	54,389	38.2	56,159	38.3
Restructuring	—	—	708	0.5
Amortization of intangibles	643	0.4	605	0.4

Total operating expenses	55,032	38.6	57,472	39.2

Operating income	21,447	15.1	21,078	14.4
Interest expense, net	13,197	9.3	15,570	10.6
Expenses related to retirement of debt	1,862	1.3	1,699	1.2
Other expenses	22	0.0	—	—

Income before income taxes	6,366	4.5	3,809	2.6
Provision for income taxes	2,355	1.7	438	0.3

Net income	$4,011	2.8	$3,371	2.3

Net Sales—Our consolidated net sales decreased $4.2 million, or 3%, to $142.4 million in the third quarter of 2006.  The third quarter of 2005 included $13.4 million of net sales related to the divested brands.  Exclusive of the divested brands, net sales were higher by $9.2 million, or 7%, for the third quarter of 2006 versus the comparable period of 2005. This increase was due to increased sales in all of our segments in the third quarter of 2006, with the largest increase coming from our Skin Care segment, driven by success of new products and a strong 2006 sun care season.

          Net sales of Feminine Care products increased $1.7 million, or 3%, to $65.4 million in the third quarter of 2006 as compared to the similar quarter in 2005.  This was due primarily to the initial shipments of our Playtex Sport tampon, a new plastic applicator tampon designed to give women confidence when their bodies are in motion.

          Net sales of Skin Care products increased $4.9 million, or 19%, to $31.1 million for the third quarter of 2006 as compared to the third quarter of 2005.  This increase was due primarily to higher shipments driven by continued strength of the 2006 sun care season and the success of Banana Boat new products.

          Net sales of Infant Care products increased $2.6 million, or 6%, to $45.9 million in the third quarter of 2006, versus the similar quarter of 2005, due primarily to the impact of new item launches in our Diaper Genie and cups businesses.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Gross Profit—Our consolidated gross profit decreased $2.1 million, or 3%, to $76.5 million in the third quarter of 2006 due to lower net sales as a result of the brand divestiture.  Gross margin for the third quarter of 2006 increased slightly to 53.7%, versus 53.6% for the third quarter in 2005.  This change in gross profit margin was due primarily to the divestiture of the non-core brands, which had a lower overall gross margin than our non-divested product lines in 2005.

Operating Income—Our consolidated operating income increased $0.4 million, or 2%, to $21.4 million in the third quarter of 2006 compared to the third quarter 2005. This was driven primarily by gross profit gains in the Skin Care segment, offset by lower gross profit in Feminine Care and Infant Care, due primarily to costs associated with new product launches.  SG&A expenses for the third quarter of 2006 includes the negative impact of $2.1 million of non–cash equity compensation, which was $1.5 million in the comparable quarter in 2005.  The remaining change is due primarily to lower advertising and promotional investments resulting from the timing of promotional spending programs in the third quarter of 2006 versus the comparable quarter of the prior year.

Interest Expense, Net—Our consolidated interest expense, net decreased $2.4 million to $13.2 million in the third quarter of 2006 versus the comparable period of 2005.  The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt reduction initiative.

Expenses Related to Retirement of Debt—In the third quarter of 2006, we repurchased on the open market, and subsequently canceled, $31.8 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $1.5 million.  As a result, in the third quarter of 2006 we wrote off $0.4 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased notes.  In the third quarter of 2005, we repurchased $19.7 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $1.4 million.  As a result, in the third quarter of 2005 we wrote off $0.3 million of deferred financing fees related thereto.

Provision for Income Taxes—Our consolidated income tax expense was $2.4 million for the third quarter of 2006, or 37% of pre–tax income, as compared to $0.4 million for the third quarter of 2005, which included a tax benefit of $0.7 million associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004. Exclusive of this benefit, our effective tax rate for the three months ended October 1, 2005 was 29.9%.  The lower rate in the third quarter of 2005 versus 2006 was due to the release of certain tax reserves in the third quarter of 2005 as the statute governing the tax issues had expired.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Nine Months Ended September 30, 2006 Compared To Nine Months Ended October 1, 2005

          The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the nine months ended September 30, 2006 and October 1, 2005. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Nine Months Ended

	September 30, 2006		October 1, 2005

	$	%	$	%

Net Sales:
Feminine Care	$173,601	34.8	$175,748	34.4
Skin Care	193,257	38.8	163,897	32.2
Infant Care	131,857	26.4	128,678	25.2

	498,715	100.0	468,323	91.8
Divested	—	—	42,025	8.2

	498,715	100.0	510,348	100.0
Cost of sales	227,623	45.6	239,600	46.9

Gross profit	271,092	54.4	270,748	53.1
Operating expenses:
Selling, general and administrative	181,189	36.3	173,955	34.1
Restructuring	—	—	2,916	0.6
Amortization of intangibles	1,931	0.5	1,822	0.4

Total operating expenses	183,120	36.8	178,693	35.1

Operating income	87,972	17.6	92,055	18.0
Interest expense, net	42,032	8.4	49,614	9.7
Expenses related to retirement of debt	7,431	1.5	10,291	2.0
Other expenses	90	0.0	21	0.0

Income before income taxes	38,419	7.7	32,129	6.3
Provision for income taxes	14,699	2.9	7,627	1.5

Net income	$23,720	4.8	$24,502	4.8

Net Sales—Our consolidated net sales decreased $11.6 million, or 2%, to $498.7 million in 2006 versus the comparable period in 2005.  This decrease was due to the impact of divested brands, which were sold in late 2005 as net sales of the divested brands were $42.0 million in the first nine months of 2005.  Exclusive of the divested brands, net sales were higher by $30.4 million, or 6%, for the first nine months of 2006 versus the comparable period of 2005.

          Net sales of Feminine Care products decreased $2.1 million, or 1%, to $173.6 million in the first nine months of 2006 as compared to the similar period in 2005 due primarily to lower shipments of Beyond and Gentle Glide tampons.  These declines were offset in part with sales from Playtex Sport, a new plastic applicator tampon, which started shipping in the third quarter.

          Net sales of Skin Care products increased $29.4 million, or 18%, to $193.3 million in 2006 versus the comparable period in 2005.  This increase was primarily from higher shipments of Banana Boat and Wet Ones hand and face wipes.

          Net sales of Infant Care products increased $3.1 million to $131.8 million, or 3%, in 2006, versus the comparable prior year period, due primarily to new product initiatives in cups.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Gross Profit—Our consolidated gross profit increased $0.3 million to $271.1 million in the first nine months of 2006 due to improved gross margins.  Exclusive of the divested brands, gross profit increased $15.4 million in the first nine months of 2006 as compared to the first nine months of 2005.  Gross margin for the first nine months of 2006 increased to 54.4%, up 130 basis points, from 53.1% for the first nine months of 2005.  This increase in gross profit margin was due primarily to improved product mix resulting primarily from the divestiture of the non–core brands in late 2005, which contributed 150 basis points of the increase.  Further benefits of our restructuring and realignment efforts were offset by raw material price increases.

Operating Income—Our consolidated operating income decreased $4.1 million, or 4%, to $88.0 million in the first nine months of 2006 driven by the impact of the divested brands, which accounted for $7.4 million of operating income in the first nine months of 2005.  SG&A expenses increased $7.2 million in the first nine months of 2006, versus the first nine months of 2005.  This includes an increase of $4.0 million of non–cash equity compensation in 2006 versus 2005.  The first nine months of 2005 included the positive impact of $4.5 million in legal settlements received.  The remaining change in the year over year SG&A comparison was due primarily to the favorable impact of our restructuring efforts, offset by higher advertising and promotional investments during the first nine months of 2006.

Interest Expense, Net—Our consolidated interest expense, net decreased $7.6 million to $42.0 million in the first nine months of 2006 versus the comparable period of 2005.  The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt reduction initiative.

Expenses Related to Retirement of Debt—In the first nine months of 2006, we repurchased on the open market, and subsequently canceled, $51.3 million principal amount of our 9 3/8% Notes, at a premium of $2.4 million, and $49.0 million principal amount of our 8% Notes (collectively, the “Notes,”) at a premium of $3.7 million.  As a result, in the first nine months of 2006, we wrote off $1.4 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.  In the first nine months of 2005, we repurchased $100.8 million principal amount of our 8% Notes at a premium of $8.5 million.  As a result, in the first nine months of 2005, we wrote off $1.8 million of deferred financing fees related thereto.

Provision for Income Taxes—Our consolidated income tax expense was $14.7 million for the first nine months of 2006 and $7.6 million for the first nine months of 2005.  Included in tax expense for the first nine months of 2006 is a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as restricted shares vested.  The first nine months of 2005 includes a tax benefit of $4.8 million related to the repatriation of cash from a foreign subsidiary under the American Jobs Creation Act of 2004.  Exclusive of these items, our effective tax rate for the nine months ended September 30, 2006 would have been 37% versus 39% for the comparable period in 2005.  The decline in the effective tax rate for the first nine months of 2006 versus the comparable prior year period is due primarily to the mix of domestic versus international earnings for the period.

Liquidity and Capital Resources

Cash and Cash Equivalents

          At September 30, 2006, we had $41.9 million of cash and cash equivalents as compared to $94.4 million at December 31, 2005. This decrease in cash was due primarily to the repurchase of $100.3 million principal amount of our Notes on the open market, at a premium of $6.1 million, and the repurchase of 1.0 million shares of Company common stock for treasury at a cost of $11.6 million under the previously announced common stock repurchase program.

Cash Flows Analysis (unaudited, in thousands)

	Nine Months Ended

	September 30, 2006	October 1, 2005

Net cash provided by operations	$84,440	$85,138
Net cash used for investing activities	(15,722)	(40,595)
Net cash used for financing activities	(121,378)	(98,456)

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Cash Provided by Operations—Our net cash provided by operations was $84.4 million for the nine months ended September 30, 2006, down $0.7 million versus the same period in 2005.

Net Cash Used for Investing Activities—Our net cash used for investing activities of $15.7 million for the nine months ended September 30, 2006 was comprised of capital expenditures in the normal course of business of $12.3 million in 2006 as compared to $6.5 million for the same period in 2005.  Capital expenditures for fiscal 2006 are expected to be approximately $15 million to $16 million, up slightly from our prior estimate due to new product initiatives.  In the first nine months of 2006, we also paid $1.5 million for certain licensing agreements and $1.9 million to our former CEO under a non–compete agreement.  In the first nine months of 2005, cash used for investing activities was $40.6 million, in addition to capital expenditures, was comprised of $32.4 million for the purchase of certain distribution rights associated with our Banana Boat product and $1.9 million to our former CEO under the non–compete agreement.

Net Cash Used for Financing Activities—Our cash used for financing activities of $121.4 million during the first nine months of 2006 was the result of the repurchase on the open market, and subsequent retirement, of $100.3 million principal amount of our Notes plus related premium costs of $6.1 million.  In addition, we repaid $6.3 million outstanding on the revolver, net of borrowings.  We also paid $11.6 million to repurchase, on the open market, 1.0 million shares of Company common stock under the approved $15 million stock repurchase program.  These shares are now included in treasury stock at cost.  This was partially offset by $2.8 million of net proceeds from the issuance of common stock under our equity award programs.  During the first nine months of 2005, we repurchased $100.8 million of our 8% Notes at a premium of $8.5 million, which was partially offset by $10.9 million of net proceeds from the issuance of stock under our equity award programs.

Capital Resources

          We intend to fund our operating cash, capital expenditures and debt service requirements through cash generated from operations and borrowings under our credit agreement through fiscal 2009. We may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes or the $288.7 million on the 9 3/8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

          We may repurchase, on the open market or by a call provision as defined in the indentures, our 8% Notes or our 9 3/8% Notes as part of our efforts to reduce debt. The availability and price of the 8% Notes are subject to market conditions including the interest rate environment and the market outlook for high-yield securities. Such market factors are not within our control and may impact our ability to execute our repurchase program. We may also continue to repurchase our common stock in the open market or in privately negotiated transactions under our previously announced stock repurchase program.  Both the repurchase of our 9 3/8% Notes and our common stock are subject to certain restricted payment provisions included in the 8% Notes indenture and our credit agreement.

Recently Issued Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company is currently evaluating the impact of SAB 108 on the Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132.”  SFAS No. 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS No. 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, our current fiscal year.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2008.  Based on fiscal year-end 2005 valuations, the Company would have had a charge to other comprehensive income, net of tax, of approximately $4 million, and a like increase in liabilities, related to this pronouncement.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          All of our outstanding indebtedness at September 30, 2006 is comprised of fixed rate notes.  We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows.  Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure.  Our indebtedness at September 30, 2006 was comprised of $290.2 million of 8% Notes and $288.7 million of 9 3/8% Notes.  As such, at September 30, 2006, a one percentage point change in our variable interest rate would not have an impact on our consolidated interest expense.

          For the nine–month period ended September 30, 2006, we derived approximately 9% of net sales in currencies other than the U.S. dollar, the vast majority of which was from our Canadian subsidiary.  We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar.  Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate.  We may periodically enter into hedging contracts to minimize the foreign exchange risk.  The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On April 20, 2006, the Company announced that its Board of Directors had authorized a one–year stock buy–back program to allow for the repurchase of up to a maximum of $15 million of its Common Stock from time to time in open market or privately negotiated transactions.  The following table summarizes the issuer purchases of equity securities (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2, 2006 to July 29, 2006	—	$—	—	$9,202
July 30, 2006 to September 2, 2006	500,000	11.51	500,000	$3,449
September 3, 2006 to September 30, 2006	—	—	—	$3,449

Total	500,000	$11.51	500,000	$3,449

(1) Average price paid per share includes cash paid for commissions.

Item 6. Exhibits

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date:	November 3, 2006	By:	/S/ KRIS J. KELLEY

Kris J. Kelley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2006	By:	/S/ JOHN J. MCCOLGAN

John J. McColgan
Vice President—Corporate Controller and
Treasurer
(Principal Accounting Officer)