Form 10-K
period 2006-12-30
PLAYTEX PRODUCTS INC
filed 2007-03-13
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1–12620

PLAYTEX PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51–0312772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Nyala Farms Road, Westport, Connecticut (Address of principal executive offices)	06880 (Zip Code)

Registrant’s telephone number, including area code: (203) 341–4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

_____________________

     Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendments of this Form 10–K ☒.

     Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. –See definition of “accelerated filer” and “non–accelerated filer” in Rule 12b–2 of the Exchange Act (check one):

     Large accelerated filer ☐   Accelerated filer ☒   Non–accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of Playtex Common Stock held by non–affiliates was $389,345,955 based on the June 30, 2006 closing price of such shares on the New York Stock Exchange. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of March 1, 2007 are affiliates of the registrant.

     The number of shares of Playtex Common Stock outstanding as of March 1, 2007, was 63,328,165.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for May 2007 Annual Meeting of Stockholders	III

PART I

Item 1.   Business

A. General

     We are a leading manufacturer and marketer of a diversified portfolio of well–recognized branded consumer products. Our Company was founded in 1932 as The International Latex Company (later International Playtex) as a manufacturer using latex–based technology. We introduced our first latex gloves in 1954 and acquired a tampon manufacturer in the mid–1960’s, in addition to introducing our first disposable baby bottles and nipples. In 1988, our women’s apparel operations were spun off and sold to a third party. During the mid/late 1990’s, we made a series of acquisitions, which have enhanced and diversified our product portfolio, including Banana Boat, Wet Ones, and Diaper Genie. Throughout our history, Playtex has grown through industry leading product innovation and portfolio enhancing acquisitions of leading North American brands, including:

• Playtex Feminine Care products,	• Wet Ones pre–moistened towelettes,
• Playtex Infant Care products,	• Banana Boat Sun Care products, and
• Diaper Genie diaper disposal systems,	• Playtex Gloves.

B. Recent Developments

     In recent years, we have focused on our three core categories: Feminine Care, Skin Care and Infant Care. As a result, in 2004 we sold certain brand assets related to the Woolite rug and upholstery cleaning business. This sale resulted in a book gain of $56.5 million on net proceeds of $59.9 million. In 2005, we sold certain assets related to the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands, all of which were considered to be non-core brands under our strategy to focus on our core categories. This sale resulted in a net book loss of $2.4 million on net proceeds of $55.7 million.

     In February 2005, we announced a realignment plan (2005 Realignment) to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This was a continuation of our operational restructuring that began in late 2003.

     These initiatives included:

  Consolidation of the U.S./International divisional structure in favor of a product category structure,
  Realignment of the sales and marketing organizations and related support functions, and
  Rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia, the discontinuation of manufacturing in Canada and a reduction in the corporate headquarters office space.

     We estimate that the total savings resulting from the 2005 Realignment initiative of approximately $23 million were realized in 2006. These savings were used, in part, to finance further brand investments including increased advertising, sales promotion and new product development. Total costs incurred to implement the 2005 Realignment program were approximately $16 million. See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.

     As part of this realignment, we completed the sale of certain real estate in the fourth quarter of 2006. We recorded a gain of $2.3 million ($2.0 million net of tax), which reflects the partial utilization of the capital loss carryover generated from the sale of certain non-core brand assets in 2005.

     We have also focused on debt reduction in recent years. Over the last two years, we have repurchased more than $220 million of our fixed rate notes in the open market and subsequently retired these notes. The proceeds from the sale of the non-core brand assets mentioned above coupled with our operating cash flow provided the funds needed to execute our debt reduction program. This remains an important part of our overall strategy.

     We also consider selective acquisitions in our core categories an important part of our strategy. In 2005, we completed the acquisition of certain distribution rights associated with our Banana Boat product for $32.5 million. These acquisitions give us full control over the Banana Boat franchise and reduced complexity related to management of third-party distributors.

     On April 20, 2006, we announced that our Board of Directors had authorized a stock buy–back program to allow for the repurchase of up to a maximum of $15 million of Company common stock from time to time in open market or privately negotiated transactions during fiscal 2006 to allow us to mitigate the dilutive impact of our equity compensation programs. Under this program, we repurchased one million shares at a total cost of $11.6 million, which amount is recorded as treasury stock on the Consolidated Balance Sheet. The objectives of this program were satisfied and the program expired at December 30, 2006.

     On February 15, 2007, we announced that our Board of Directors authorized a new stock buy-back program similar in nature and purpose to the 2006 program, which allows for the repurchase of up to a maximum of $20 million of our common stock during fiscal 2007. The stock repurchase program is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures.

C. Business Segments

     We are organized in three core business segments: Feminine Care, Skin Care and Infant Care. We have grouped our brands divested in prior years as a fourth segment. For 2006, the Feminine Care and Skin Care segments each constituted approximately 36% of our consolidated net sales and the Infant Care segment accounted for approximately 28% of our consolidated net sales. For more analysis of our business segments, see Note 14 to our consolidated financial statements in this Annual Report on Form 10–K.

     Our net sales by segment are as follows (in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
	$	%	$	%	$	%
Feminine Care	$229,422	36.0	$229,729	35.7	$227,057	34.0
Skin Care	230,796	36.3	195,729	30.4	183,308	27.5
Infant Care	175,930	27.7	169,793	26.4	165,964	24.9
Subtotal	636,148	100.0	595,251	92.5	576,329	86.4
Divested	—	—	48,555	7.5	90,567	13.6
Total	$636,148	100.0	$643,806	100.0	$666,896	100.0

Feminine Care — The Feminine Care segment includes the following:

• Plastic applicator tampons:	• Cardboard applicator tampons:
– Playtex Gentle Glide, and	– Playtex Beyond.
– Playtex Sport.	• Personal Cleansing Cloths.

     In the tampon category, consumer purchases are driven primarily by protection, comfort, quality and value. For over 20 years, Playtex has been the second largest selling tampon brand overall in the United States (“U.S.”) and maintains a leadership position in the higher growth plastic applicator and deodorant segments. The tampon category has become more competitive in recent years including substantial new product innovation and increased levels of promotional activity.

     Plastic applicator tampons — Historically, our core strength has resided in plastic applicator tampons where Playtex is a market share and innovation leader.

     Gentle Glide is our largest plastic applicator tampon brand. These plastic applicator tampons were designed with a smooth rounded tip and a unique double–layer, cross–pad design, allowing for ease of insertion and comfortable fit as well as reliable leakage protection.

     Sport is our newest entry into the plastic applicator tampon segment, launched in the third quarter of 2006. Sport is designed to meet a variety of needs including those unique to active women. Sport has a unique contoured applicator with a No-Slip grip.

     Cardboard applicator tampons — Our Beyond tampons are targeted to women who want the convenience and flushability of a cardboard applicator tampon with the comfort of a plastic applicator tampon.

     Playtex Personal Cleansing Cloths are our pre–moistened towelettes for use in feminine hygiene. It has become the number one brand in this niche category.

Skin Care — The Skin Care segment includes the following:

• Banana Boat sun care products,	• Playtex Gloves.
• Wet Ones pre–moistened towelettes, and

     Sun Care products — In 2006, our Banana Boat sun care product line was a strong number two in dollar market share in the U.S. sun care category. We continue to provide innovative ways to deliver sun protection. We introduced several new items for the 2006 sun care season, including several new additions to our UltraMist line of continuous spray products, and our unique, patent-pending tear–free product for children.

     Our Banana Boat brand offers a wide range of products in all of the sun care categories, including:

• general protection,	• sport,
• baby and child protection,	• after sun,
• tanning and oils,	• indoor tanning, and
• faces and lips,	• daily tinted moisturizers.

     Pre–moistened towelettes — Wet Ones is the market share leader in the hands and face segment of the market. Wet Ones are used by parents and others in applications other than diaper changing, such as cleaning up after meals or traveling away from home.

     Gloves — Playtex Gloves are number one in dollar market share in the U.S. and net sales increased slightly in 2006 after declines in net sales over the last several years due primarily to competitive activity and increased private label distribution in the category.

     Infant Care — The Infant Care segment includes the following:

• Playtex disposable feeding,	• Diaper Genie diaper disposal systems,
• Playtex reusable hard bottles,	• Playtex breastfeeding products, and
• Playtex cups and mealtime products,	• Playtex Hip Hammock child carrier.
• Playtex pacifiers,

     Disposable Feeding & Reusable Bottles — We offer both disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the Playtex Baby brand. Our Drop–Ins, patented, ready–formed disposable, collapsible liners, provide one-handed ease of use to parents. In addition, the disposable collapsible liner placed inside the holder prevents air from entering the bottle and the baby and reduces painful spit–ups and colic.

     In the reusable bottle segment, we have a product line that has a patented air venting system that allows air to enter without mixing with the liquid inside as baby drinks, reducing painful gas and colic. This product, VentAire, has become a leading seller in the hard bottle segment in the U.S.

     Cups and Mealtime — In the 1990’s, we introduced the first truly spill–proof cup, an innovation that changed the infant cup category. We are the U.S. dollar market share leader in cups despite many new competitors entering this category with similar products resulting in a highly competitive environment, with pressure on pricing and margins. In 2006, our market share grew as we introduced a number of new items including Coolster insulated Big Kid cups and licensed character designed spill-proof cups. Our product line also includes a full line of mealtime products including bowls, utensils and placemats, which license the popular Baby Einstein name.

     Pacifiers — Our line of pacifiers includes the Ortho-Pro and Binky pacifiers, which help soothe and comfort babies when they are fussy. Ortho-Pro, designed by dentists and orthodontists, allows for natural oral development while providing comfort to a baby. Our Binky pacifier has been a brand trusted by parents for years.

     Diaper Disposal Systems — Our Diaper Genie brand leads the U.S. diaper disposal market. The Diaper Genie business is comprised of the Diaper Genie II and the original Diaper Genie Twistaway diaper pail units and the accompanying Diaper Genie liner refills.

     The Diaper Genie II pail unit, which we introduced in the third quarter of 2006, features a liner refill with a seven-layer film equipped with odor-barrier technology and the Push-N-Lock clamp for superior odor control. In addition, Diaper Genie II is easy to use with its one-hand operation. The original Diaper Genie Twistaway pail unit individually seals diapers in an odor–proof, germ–proof plastic film. Both Diaper Genie II and the original Diaper Genie Twistaway units use our proprietary refill liners, which with typical use, last approximately one month.

     Other Infant Care products include breast pumps and other breastfeeding products under the Embrace and Nursing Necessities brand names and the Playtex Hip Hammock, a comfortable infant carrier that positions the baby on the caregivers hip, reducing stress on the caregivers neck and back.

     Divested — Prior to 2006, we sold certain non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for the Woolite rug and upholstery brand sold in late 2004 and the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands sold in late 2005. These divested brand assets accounted for approximately 8% of consolidated net sales in fiscal 2005 and approximately 14% in fiscal 2004.

D. Marketing

     Our advertising and promotion expenditures, included in selling, general and administrative expenses (“SG&A”) were $97.0 million, $92.7 million and $91.7 million in fiscal 2006, 2005 and 2004, respectively. The expenditures are primarily for television, radio and print advertising, including production costs and fees to advertising agencies, as well as consumer promotions, internet marketing and market research. We believe these expenditures support our new product launches and our general brand–building activities and are part of our long–term investment in these brands. In 2006, we increased advertising and promotion in our Skin Care category resulting in improved sales and operating income for the segment. The Feminine Care and Infant Care segments’ advertising and promotion expenditures were slightly lower in 2006 versus 2005.

     In addition to our advertising and promotion expenditures noted above, we routinely enter into other marketing efforts such as customer trade promotions and consumer coupons. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in–store merchandising, graphics and other trade promotion activities conducted by our retail customers. Costs for these trade promotions, as well as the cost of consumer coupons, are recorded as a reduction of sales and are not included as a component of advertising and promotion in SG&A.

     Our Feminine Care marketing strategies have leveraged the strength of the Playtex brand that caters to the active, young female. It centers on attracting first–time users, converting users of competitive products to our products and converting full–time feminine protection pad users to tampon users by communicating the advantages of tampons. In addition, we have developed the website, www.playtextampons.com, to provide information to adults and adolescents in choosing products to meet their needs.

     Our marketing efforts in Skin Care, specifically sun care, are directed at families, where Banana Boat communicates a celebrate the sun for the active wholesome family image. In addition, the marketing and sales plan for Banana Boat utilizes a variety of specialized programs such as: sweepstakes, sampling at outdoor events, radio tie–ins and promotions at new store openings to provide additional visibility for the brand. Our interactive website, www.bananaboat.com, conveys educational information about the importance of sun protection in a fun, casual manner.

     Our Infant Care marketing is focused on a specific group: new and expectant parents. We utilize various programs to communicate with parents in addition to traditional media advertising. Programs directed at new parents include distributing samples and coupons. In addition, we have developed the website, www.playtexbaby.com, to provide educational information to new and expectant parents as well as to introduce and market our entire line of Playtex Baby products.

E. Competition

     The markets for our products are highly competitive and they are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. Our competitors consist of a large number of domestic and foreign companies, many of which have significantly greater financial resources than we do. Our primary competitors in each of our core categories are: Proctor & Gamble, Co. and Kimberly-Clark Corp. in Feminine Care, Shering-Plough’s Coppertone brand in Skin Care and Gerber, a division of Novartis Pharmaceuticals Corporation and Dorel Industries, Inc. in Infant Care. We believe that the market for consumer–packaged goods is very competitive and may intensify further in the future. Competitive pressures on our products may result from:

• new competitors,	• higher spending for advertising and promotion, and
• new product initiatives by competitors,	• continued activity in the private label sector.

     We compete primarily on the basis of product quality, product differentiation and brand name recognition supported by advertising and promotional programs.

F. Sales and Distribution

     We sell our products in North America to mass merchandisers such as Wal–Mart Stores, Inc. (“Wal–Mart”) and Target Corporation (“Target”), food and drug stores such as The Kroger Co. and Walgreen Co., and specialty retailers such as Toys “R” Us, Inc. and Costco Wholesale Corporation. Wal–Mart, our largest customer, and Target, our second largest customer, represented approximately 29% and 12%, respectively, of our consolidated net sales in fiscal 2006. Our next three largest customers represented, in total, approximately 12% of our total consolidated net sales in fiscal 2006. In fiscal 2005, Wal–Mart represented approximately 28% of consolidated net sales and our next four largest customers represented, in total, approximately 24% of consolidated net sales (see Note 15 to our consolidated financial statements in this Annual Report on Form 10–K.

     We reach our customers in the U.S. and Canada using approximately 150 direct sales personnel, independent brokers and specialized distributors. Independent brokers supplement the direct sales force in the food class of trade by providing more effective coverage at the store level. Our U.S. and Canadian sales force makes sales presentations at the headquarters or home offices of our customers, where applicable, as well as at individual retail outlets. They focus their efforts on selling our products, providing services to our customers and executing programs to ensure sales to the ultimate consumer. Consumer–directed programs include arranging for on–shelf and separate displays and coordinating cooperative advertising participation.

     For our international customers, excluding Canada, we use brokers or in–country distributors to sell the product to reach the ultimate consumer.

     We use three third–party distribution centers in the U.S. to ship the majority of our products to customers. These distribution centers are geographically located to maximize our ability to service our customers. We operate our own distribution center in Canada, which distributes all of our product in that country. The majority of our other international business is an export business, which is distributed from our U.S. locations.

     Because of the short period between order and shipment dates (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indication of future sales volume.

G. Research and Development

     Our research and development group operates primarily out of our technical center in Allendale, New Jersey with certain groups operating out of our manufacturing facility in Dover, Delaware and our Westport, Connecticut office. The primary focus of our research and development group is to design and develop new and improved products that address our consumers’ wants and needs. In addition, our research and development group provides technology support to both in–house and contract manufacturing and safety and regulatory support to all of our businesses. At December 30, 2006, approximately 60 employees were engaged in our research and development programs. In addition, we periodically augment our research and development workforce by contracting with content experts in various fields of science and engineering. Our research and development expenses, included in SG&A, were $16.8 million in fiscal 2006, $15.6 million in fiscal 2005 and $16.9 million in fiscal 2004.

H. Seasonality

     Customer orders for our Sun Care products are highly seasonal, which has historically resulted in higher Sun Care sales in the first half of the fiscal year and lower sales in the second half of the fiscal year. As a result, sales, operating income, working capital and cash flows can vary significantly between quarters of the same and different years due to the seasonality of orders for our Sun Care products. Other factors may also have an impact on the timing and amounts of sales, operating income, working capital and cash flows. They include: the timing of new product launches by our competitors or by us, the timing of advertising, promotional, merchandising or other marketing activities by our competitors or by us, and the timing of retailer merchandising decisions and actions.

I. Regulation

     Certain of our products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. We are also subject to regulation by the Federal Trade Commission with respect to the content of our advertising, our trade practices and other matters. We are subject to regulation by the United States Food and Drug Administration (the “FDA”) in connection with our manufacture and sale of tampons, certain sun care products and antibacterial hands and face wipes.

     The FDA is responsible for setting testing requirements and labeling standards related to the ability of sunscreen products to protect against UVA (ultra violet) rays. The FDA has been considering changes to these monograph requirements for a period of time. We believe a final ruling on this matter would result in new UVA testing requirements and subsequent labeling changes related to the sun protection factor, or SPF rating, as well as other labeling claims. We expect that the FDA may take action on this matter within the next several months. If implemented, the final rules would likely result in new testing requirements and revised labeling for our Banana Boat product line, as well as all of our competitors’ products in the sun care category, likely within one year after issuance of the final rules. We are unable to estimate the costs of complying with these changes at this time.

J. Trademarks and Patents

     We own royalty–free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

     In addition, we own rights to a number of United States, Canadian and foreign trademarks that are important to our business, including, but not limited to: Banana Boat®, Beyond®, Binky®, Celebrate The SunTM, CoolsterTM, Create My OwnTM, Diaper Genie®, Drop–Ins®, Eat and DiscoverTM, EmbraceTM, First Sipster®, Gentle Glide®, Get On The Boat®, HandSaver®, Insulator®, Insulator Sport®, NaturaLatch®, Natural Shape®, Nursing NecessitiesTM, Ortho–ProTM, QuickStraw®, Quik Blok®, Sipster®, SportTM, UltraMistTM, VentAire®, and Wet Ones®.

     We also own various United States, Canadian and foreign patents, and have filed numerous patent applications in these jurisdictions, related to certain of our products and their method of manufacture. Our patent rights expire at varying times and include, but are not limited to: plastic and cardboard applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulation, diaper disposal systems, and breast pump products.

K. Raw Materials and Suppliers

     The principal raw materials used in the manufacture of our products are certain naturally derived fibers, resin–based plastics, and certain chemicals, all of which are normally readily available. While all raw materials are purchased from outside sources, we are not dependent upon a single supplier in any of our operations for any material essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no significant or prolonged shortages of any material is currently anticipated. Increases in raw material prices can have a significant impact on our results, particularly since certain materials, such as resin, are directly linked to the world market price for such commodities.

     Contract manufacturers produce approximately 40% of the products we sell. We own and maintain molds and other assets at some of these outside manufacturing locations. We have had strong and long–term relationships with many of our key suppliers.

L. Employees

     Our worldwide workforce consisted of approximately 1,250 employees as of December 30, 2006, of whom approximately 60 were located outside the United States, primarily in Canada. None of our facilities had union representation at December 30, 2006.

M. Environmental

     We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials hazardous to the environment. There are no significant environmental expenditures anticipated for fiscal 2007.

N. Availability of Reports and Other Information

     Our website is www.playtexproducts.com. On this website, the public can access our annual, quarterly, and current reports, changes in the stock ownership of our Directors and Executive Officers, and other documents filed with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the filing date. We are not including the information contained on our website as part of, or incorporating the website information by reference into, this Annual Report on Form 10–K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. Additionally, you can call our Investor Relations Department at (203) 341–4017 or via email at investorrelations@playtex.com to request a copy of any of our reports filed with the SEC. Our chief executive and chief financial officers have furnished the Sections 302 and 906 certifications required by the SEC in our Annual Report on Form 10–K. In addition, our chief executive and chief financial officer has certified to the New York Stock Exchange (“NYSE”) that they are not aware of any violation by us of NYSE corporate governance listing standards.

     In addition, on our website under the section entitled, “Investor Relations – Corporate Governance,” we post copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics, and (iv) Procedures For Investigating Employee Complaints Regarding Accounting Matters.

O. Forward–Looking Statement

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

     We have used the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ and similar terms and phrases, including references to assumptions, in this document to identify forward–looking statements. These forward–looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward–looking statements. The following factors are among those that may cause actual results to differ materially from our forward–looking statements:

• consumer demands and preferences,	• impact of weather conditions, especially
• new product introductions, promotional	on Sun Care product sales,
activity and pricing adjustments	• our level of debt and related restrictions
by competitors,	and limitations,
• the loss or bankruptcy of a significant customer,	• interest rate and exchange rate fluctuations,
• capacity limitations or product supply disruptions,	• future cash flows, and
• the difficulties of integrating acquisitions,	• impact of unforeseen events, such as war or
• raw material availability and manufacturing costs,	terrorist attacks, on economic conditions and
• adverse publicity and product liability claims,	consumer confidence.

     You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward–looking statements made in this report or elsewhere might not occur. Some of the more significant factors noted above are described in more detail in Item 1A. titled “Risk Factors” included below.

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

     The markets for our products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the market for consumer–packaged goods will continue to be highly competitive and that the level of competition may intensify in the future. Our competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than we do and are not as highly leveraged as we are. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected, which may also result in the impairment of certain assets.

Our sales and financial results may be adversely affected if our new product launches are not successful.

     If we are unable to introduce new products, or if our advertising, promotional, merchandising or other marketing strategies for these new products are not successful and these products are not accepted by our customers or the ultimate consumer, or if we do not successfully manage the timing of new product introductions or the profitability of these efforts, or if our end consumers perceive competitors’ products as having greater appeal, then our sales and financial results may suffer.

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

We rely on third-party manufacturers for a portion of our product portfolio.

     We use third-party manufacturers to make products representing approximately 40% of our fiscal 2006 net sales, including our Banana Boat products and plastic molded products and components. In many cases, third-party manufacturers are not bound by fixed-term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Third-party manufacturers also may experience problems with product quality or timeliness of product delivery. The loss of a third-party manufacturer may force us to shift production, which may cause manufacturing delays and disrupt our ability to fill orders. We are not able to control the manufacturing efforts of these third-party manufacturers as closely as we control our own business. Should any of these third-party manufacturers fail to meet our standards, we may face regulatory sanctions, product liability claims or consumer complaints, any of which could harm our reputation and our business.

We may be adversely affected by pricing and availability of raw materials.

     We purchase certain raw materials, including amongst other things, resins, rayon and corrugate, which are subject to price volatility and inflationary pressures that are out of our control. Market conditions and competitive activity may prevent us from passing these increased costs on to our customers through timely price increases. As a result, higher raw material costs may materially adversely affect our operating results and financial condition. While these raw materials are generally readily available on the open market, if we were unable to maintain the availability and sourcing of these raw materials, our results could be adversely affected.

We may be adversely affected by the trend toward retail trade consolidation, which may further our reliance on a few large customers.

     With the growing trend toward retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. We may be adversely affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. A few of our customers are material to our business and operations. In fiscal 2006, Wal–Mart, our largest customer, and Target, our second largest customer, represented approximately 29% and 12%, respectively, of our consolidated net sales. Aggregate consolidated net sales to our next three largest customers represented approximately 12% of our total consolidated net sales in fiscal 2006. The loss of sales to a large customer could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance.

Possible acquisitions are subject to risks and may not be successful.

     We may consider the acquisition of other companies engaged in the manufacture and sale of consumer products. At any given time, we may be in various stages of looking at these opportunities. Acquisitions are subject to the negotiation of definitive agreements and to other matters typical in acquisition transactions. There can be no assurance that we will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements relating to them. Even if definitive agreements are entered into, we cannot assure you that any future acquisition will be completed or that anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations or further debt reduction. Future acquisitions by us could result in the incurrence of additional debt and contingent liabilities, which may have an adverse effect on our operating results.

We may be adversely affected by governmental regulations that may materially restrict or impede our operations.

     Portions of our business are subject to varying degrees of governmental regulation in the countries in which we do business, and the general trend is toward increasingly stringent regulation. In the United States, many of our products have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the Food and Drug Administration continues to result in increases in the amounts of required testing and documentation. Similar trends are also evident in markets outside of the United States. The regulatory agencies, under whose purview we operate, have administrative powers that may result in such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, we may deem it advisable to initiate product recalls. These potential regulatory actions may materially restrict or impede our operations and may adversely affect our operating results.

We have a material amount of goodwill, trademarks, patents and other intangible assets, as well as other long-lived assets, which, if they become impaired, would result in a reduction in our net income.

     Current accounting standards require that intangible assets with indefinite lives be periodically evaluated for impairment. Declines in our profitability and or estimated cash flow streams related to specific intangible assets may impact the fair value of these intangible assets and other long-lived assets, which could result in an impairment charge. These charges may have an adverse impact on our operating results and financial position.

We may be unable to adequately protect our intellectual property.

     While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property licensed, acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time–consuming. In addition, in an infringement proceeding a court may decide that a patent, trademark or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non–infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot assure you that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

     We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer or rebrand certain products or packaging, any of which could adversely affect our business, financial condition and results of operations. If we are required to seek licenses under patents, trademarks or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have an adverse effect on our business, financial condition and results of operations.

We have substantial debt, which could impair our financial condition.

     Our indebtedness at December 30, 2006 consisted of $578.9 million in fixed rate notes. As more fully described in Note 7 to our consolidated financial statements in this Annual Report on Form 10–K, we are highly leveraged. However, other than interest payment obligations, we do not have required debt service obligations for our notes until 2011. Any outstanding balance on our revolver is payable at the 2009 maturity date.

     The degree to which we are leveraged could have adverse consequences to us, including:

  Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
  A significant portion of our cash from operations must be dedicated to the payment of interest on our debt, which reduces the funds available to us for our operations;
  Our vulnerability in a period of significant economic downturn; and
  Limitation on our ability to withstand significant and sustained competitive pressures.

The terms of our revolver and our indentures may limit certain activities.

     Our revolver and the indentures governing the fixed rate notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including among other things our ability to:

  Incur additional debt and contingent obligations;
  Pay dividends and make restricted payments;
  Make investments, loans and acquisitions;
  Create liens;
  Make payments on certain debt and modifications to certain debt;
  Sell assets and subsidiary stock;
  Enter into transactions with affiliates; and
  Enter into certain mergers, consolidations and transfers of all or substantially all of our assets.

     A failure to comply with the restrictions contained in our revolver could lead to an event of default, which could result in an acceleration of any indebtedness outstanding under our revolver and could cause a cross–default of our indentures. A failure to comply with the restrictions in our indentures could result in an event of default under our indentures and could cause a cross–default of our revolver. We cannot assure you that our future operating results will be sufficient to enable us to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Item 1B.   Unresolved Staff Comments

     None

Item 2.   Properties

     Our principal executive office is located in Westport, Connecticut and is occupied pursuant to a lease which expires in 2011 with a five year option to renew. Our manufacturing facilities are located in Dover, Delaware and Sidney and Streetsboro, Ohio. We maintain a research and development facility in Allendale, New Jersey under a lease which expires in 2013. We lease our Canadian facility in Mississauga, Ontario, which is a warehouse and office site. This lease expires in 2008. We have adequate production capacity to meet all of our current demands.

     The following table lists our principal owned and leased properties as of March 1, 2007.

	Number	Estimated
	of	Square
Owned	Facilities	Footage
Dover, DE	3	710,000
Streetsboro, OH	1	189,700
Sidney, OH	1	54,400
Leased
Dover, DE	1	17,800
Sidney, OH	2	216,800
Mississauga, Canada	1	72,800
Westport, CT	1	59,100
Allendale, NJ	1	43,500
Orlando, FL	1	10,400

     In addition, we also lease regional sales offices throughout the U.S.

Item 3.   Legal Proceedings

     Beginning in 1980, published studies reported a statistical association between tampon use and Toxic Shock Syndrome (“TSS”), a rare, but potentially serious illness. Since these studies, numerous claims have been filed against all tampon manufacturers, a small percentage of which have been litigated to conclusion. The number of TSS claims relating to our tampons has declined substantially over the years. As of the end of February 2007, there was one pending claim. Additional claims, however, may be asserted in the future.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Registrant

     Listed below are our executive officers as of March 1, 2007 and a short description of their prior work experiences. There are no family relationships or arrangements between any of them pursuant to which they were hired or promoted by the Company.

Name	Age	Position
Neil P. DeFeo	60	Chairman, President and Chief Executive Officer
Kris J. Kelley	47	Executive Vice President and Chief Financial Officer
Perry R. Beadon	56	Senior Vice President, Global Sales
Gary S. Cohen	45	Senior Vice President, Marketing
James S. Cook	55	Senior Vice President, Operations
Thomas M. Schultz, Ph.D.	52	Senior Vice President, Research and Development
Gretchen R. Crist	39	Vice President, Human Resources
Blair P. Hawley	51	Vice President, Supply Chain
Paul E. Yestrumskas	55	Vice President, General Counsel and Secretary

     Neil P. DeFeo has been Chairman, President and Chief Executive Officer since March 2006. From October 2004 to March 2006, Mr. DeFeo served as President, Chief Executive Officer and a Director of the Company. Prior to joining the Company, Mr. DeFeo served as President and Chief Executive Officer of Remington Products Company, LLC (“Remington”), a consumer products company, and as Chairman of the Board of Remington from 2001 to September 30, 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of The Clorox Company, and from 1968 to 1993 he held positions of increasing responsibility at The Procter & Gamble Company (“P&G”). Presently, he serves as a director of American Woodmark Corporation (AMWD) and several privately held companies.

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

     Perry R. Beadon has been Senior Vice President, Global Sales since 2005. Prior to joining us in January 2005, Mr. Beadon was Senior Vice President, Sales—North America with Remington from 1998 to 2004. From 1992 to 1998, he was President of Remington, Canada and from 1987 to 1992, he was Director of Canadian Sales. Prior to that, Mr. Beadon held various marketing and merchandising positions with several specialty retail chains.

     Gary S. Cohen has been Senior Vice President, Marketing since November 2006. Prior to joining us, Mr. Cohen was Vice President, Oral Care Global Business Management at The Gillette Company from 2000 to 2006. In 2005, The Gillette Company was acquired by P&G. From 1988 to 2000, Mr. Cohen held various marketing positions with The Gillette Company.

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

     Gretchen R. Crist has been Vice President of Human Resources since 2005. From 2003 to 2004, she was our Director of Human Resources. Prior to that, from 2000 to 2003, Ms. Crist was Vice President of Human Resources at The New Power Company. From 1996 to 2000 she was the Director of Human Resources at Playtex Products, Inc. Prior to that she held various positions within Human Resources at Philip Morris Companies, Inc., Nestle Waters North America and Kraft General Foods Corporation.

     Blair P. Hawley has been Vice President, Supply Chain since March 2007. Prior to joining the Company, Mr. Hawley served as Vice President, Supply Chain with the New World Pasta Company, a manufacturer of branded pasta products from 2005 to 2007. From 2001 to 2005, Mr. Hawley was Vice President, Global Supply Chain for Remington. Prior to that Mr. Hawley held various positions in supply chain management at Kaman Industrial Technologies Corporation and Timex Corporation.

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

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the New York Stock Exchange under the symbol “PYX”. No cash dividends have ever been paid on our stock. Because we are restricted in our ability to pay dividends by the terms of our debt agreements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources and Note 7 to our consolidated financial statements in this Annual Report on Form 10-K), we do not expect to pay any dividends in the foreseeable future.

     The following table lists the high and low sale price per share of our stock during fiscal 2006 and fiscal 2005 as reported by the New York Stock Exchange–Composite Transactions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2006
High	$14.31	$12.08	$14.15	$15.01
Low	$10.05	$10.04	$9.30	$12.87
Fiscal 2005
High	$9.66	$11.10	$12.07	$15.49
Low	$7.21	$9.38	$9.67	$10.71

     We have two classes of authorized stock:

  Common Stock, par value $.01 per share, at March 1, 2007, we had:
Holders of record	234
Shares authorized	100,000,000

Shares issued	64,452,282
Treasury shares	(1,124,117)
Net common shares outstanding	63,328,165

  Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued or outstanding as of March 1, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

     The information under the heading “Executive Compensation” in the proxy statement is incorporated into Item 12 in this Annual Report on Form 10–K by reference.

Issuer Purchases of Equity Securities

     On April 20, 2006, we announced that our Board of Directors had authorized a stock buy–back program to allow for the repurchase of up to a maximum of $15 million of our Common Stock from time to time in open market or privately negotiated transactions during fiscal 2006 (the “2006 Plan”). Under this plan, we repurchased one million shares at a total cost of $11.6 million. There were no purchases made in the fourth quarter of 2006. The objectives of this program were satisfied and the program expired at December 30, 2006.

     On February 15, 2007, we announced that our Board of Directors authorized a new stock buy-back program similar in nature and purpose to the 2006 Plan, which allows for the repurchase of up to a maximum of $20 million of our common stock during fiscal 2007 (the “2007 Plan”). The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures. The dollar value of shares authorized for repurchase under the 2006 Plan but not repurchased prior to its expiration were not carried over to the 2007 Plan.

Stock Performance Graph

     The following graph compares the performance of our Common Stock to the performance of the Standard & Poor’s Stock MidCap 400 Index (“S&P MidCap 400”), the SmallCap 600 Index (“S&P SmallCap 600”) and a weighted composite index of certain peer companies (the “Peer Index”) selected by us, on a fiscal year basis for the period beginning on December 29, 2001 through December 30, 2006 (the “Performance Period”). The comparison assumes $100.00 was invested on December 29, 2001 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The total return for our Common Stock was a gain of 51.3% during the Performance Period as compared with a total return during the same period for the Peer Index of 39.3%, total return for the S&P MidCap 400 of 67.7%, and a total return for the S&P SmallCap 600 of 80.1%. The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Playtex Products, The S & P Midcap 400 Index The S & P Smallcap 600 Index And A Peer Group

* $100 invested on 12/29/01 in stock or on 12/31/01 in index-including reinvestment of dividends. Indexes calculated on month-end basis.
	12/29/01	12/28/02	12/27/03	12/25/04	12/31/05	12/30/06
(In dollars)
Playtex Products	100.00	99.37	83.60	77.08	143.74	151.31
S & P MidCap 400	100.00	85.49	115.94	135.05	152.00	167.69
S & P SmallCap 600	100.00	85.37	118.48	145.32	156.48	180.14
Peer Group	100.00	112.52	100.83	116.54	111.70	139.27

     The Peer Index is comprised of the following companies: Alberto-Culver Company, Church & Dwight Co., Inc., Newell Rubbermaid, Inc., Chattem, Inc. and Helen of Troy Limited. The returns for each issuer within the Peer Index have been weighted according to the issuer’s respective stock market capitalization at the beginning of the period presented. We selected the issuers that comprise the Peer Index on the basis that each had lines of business and/or stock market capitalization comparable to ours.

Item 6.   Selected Financial Data

     The following selected financial data are extracted from our Consolidated Financial Statements and should be read in conjunction with our audited consolidated financial statements and notes, included in Item 8 of this Annual Report on Form 10–K presented on pages F–4 through F–40.

(In thousands)	Year Ended(1)
	December 30,		December 31,		December 25,		December 27,	December 28,
	2006		2005		2004		2003	2002
Statements of Income Data:
Net sales	$636,148		$643,806		$666,896		$643,874	$703,617
Gross profit	343,825		342,818		343,739		326,573	375,184
Operating income	110,053	(2)	99,355	(3)	131,143	(4)	85,834 (5)	141,507	(6)
Interest expense, net	54,796		64,396		69,561		55,038	59,543
Net income	$30,204	(7)	$12,528	(7)	$55,507	(7)	$18,232	$48,904	(7)(8)
Net earnings per share–diluted	$0.48		$0.20		$0.91		$0.30	$0.79
Weighted average shares–diluted	63,537		62,552		61,225		61,227	63,948
Cash Flow and Related Data:
Net cash provided by operations	$72,025		$62,739		$72,729		$47,159	$77,797
Capital expenditures	16,550		10,372		13,871		18,564	16,445
Depreciation	14,806		15,784		14,768		14,102	14,011
Amortization of intangibles	$2,575		$2,822		$1,293		$903	$928
Balance Sheet Data (at period end):
Cash and cash equivalents	$28,440		$94,447		$137,766		$27,453	$31,605
Working capital(9)	57,265		54,211		61,974		80,721	77,793
Total assets	927,630		1,002,197		1,091,390		987,522	1,072,659
Total long–term debt, excluding due
to related party	578,926		685,190		800,000		793,250	827,750
Stockholders’ equity	$142,266		$114,117		$83,935		$27,788	$5,533
____________________

(1)

Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty–third week is added every five or six years. Fiscal 2005 was a fifty–three week year. All other years presented are fifty–two week years.

(2)

Includes a net gain of $2.3 million on the sale of certain real estate in late 2006 (see Note 4 to our consolidated financial statements in this Annual Report on Form 10–K). Also includes an adjustment of $0.4 million to reduce our restructuring reserve (See Note 3 to our consolidated financial statements in this Annual Report on Form 10–K). In addition, includes $8.4 million of equity compensation expenses as a result of compensation plans put into place in 2005.

(3)

Includes a net loss of $2.4 million on the net sale of certain non–core brand assets (see Note 4 to our consolidated financial statements in this Annual Report on Form 10–K). Also includes restructuring charges of $4.2 million and $2.0 million of other related expenses in 2005 as a result of our 2005 realignment plan (see Note 3 to our consolidated financial statements in this Annual Report on Form 10–K). In addition, includes $8.0 million of equity compensation expenses.

(4)

Includes restructuring charges of $10.0 million and $3.5 million of other related costs included in SG&A, as a result of our operational restructuring initiated in December 2003 and our strategic realignment announced in February 2005 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10–K). Includes an intangible asset impairment charge of $16.4 million related to the write–down of two trademarks due to a change in the competitive environment and a strategy shift related to our non–core brands. Both of these trademarks were sold as part of the divestiture of the non–core brand assets in 2005. Also includes a gain on the sale of our Woolite rug and upholstery brand assets of $56.5 million.

(5)

Includes a restructuring charge of $3.9 million, and $0.7 million of other related expenses included in SG&A, as a result of our operational restructuring announced in December 2003 (see Note 3 to our consolidated financial statements in this Annual Report on Form 10–K).

(6)	Includes an aggregate restructuring and asset impairment charge of $7.6 million as a result of the closing of our Watervliet, New York plastic molding facility.

(7)

Includes, in 2006, $6.0 million of premiums paid to repurchase, on the open market, $100.3 million principal amount of our fixed rate notes. In addition, we wrote off $1.4 million of unamortized deferred financing fees associated with the repurchased notes (see Note 5 to our consolidated financial statements in this Annual Report on Form 10–K). Includes, in 2005, $9.8 million of premiums paid to repurchase, on the open market, $120.8 million principal amount of our 8% Senior Secured Notes due 2011 (“8% Notes”). In addition, we wrote off $2.1 million of unamortized deferred financing fees associated with the repurchased notes. Includes, in 2004, a write–off of unamortized deferred financing fees of $6.7 million associated with the February 2004 refinancing and termination of our then outstanding bank indebtedness and receivables facility. In addition, this includes a net gain related to the repurchase on the open market of $10.0 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (“9 3/8% Notes”), resulting in a gain of approximately $0.5 million, which was offset in part by approximately $0.2 million write–off of unamortized deferred financing fees. In 2002, we recorded a write–off of unamortized deferred financing fees of $5.9 million related to the retirement of our then outstanding indebtedness.

(8)

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Playtex is a leading manufacturer and marketer of a diversified portfolio of well–recognized branded consumer products. At December 30, 2006, our lines of business included Feminine Care, Skin Care and Infant Care products. We have grouped our brands divested in years prior to 2006 as a fourth segment. For 2006, the Feminine Care and Skin Care segments each constituted approximately 36% of our consolidated net sales and the Infant Care segment accounted for approximately 28% of our consolidated net sales.

     Our results of operations for fiscal 2006 were for the 52-week period ended December 30, 2006, the results of operations for fiscal 2005 were for the 53-week period ended December 31, 2005 and the results of operations for fiscal 2004 were for the 52-week period ended December 25, 2004. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty–third week is added every five or six years. We do not believe the extra week included in fiscal 2005 contributed materially to net sales or net income for fiscal 2005.

     As we previously disclosed, we recently completed a realignment program to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. Some of the specific initiatives included: realignment of the sales and marketing organizations and related support functions; rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia; the closing of our manufacturing facility in Canada; and a reduction in the corporate headquarters office space. As part of the realignment, we completed the sale of certain real estate in the fourth quarter of 2006, resulting in a gain of $2.3 million ($2.0 million net of tax), which amount reflects the partial utilization of the capital loss carryover generated from the sale of certain non-core brand assets in 2005 as discussed below.

     In late 2005, we completed the sale of certain non–core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands (see Note 4 to our consolidated financial statements in this Annual Report on Form 10–K). These non–core brand assets accounted for approximately 8% of consolidated net sales in fiscal 2005 compared to 10% in fiscal 2004. Our 2005 results include the impact of the divested non–core brands’ net sales and operating income through late 2005. Including fees and expenses, in 2005, we recorded a net loss of $2.4 million on the sale of the non–core brand assets on net proceeds of $55.7 million.

     In late 2004, we completed the sale of the assets of our Woolite rug and upholstery brand to Bissell Homecare, Inc. (see Note 4 to our consolidated financial statements in this Annual Report on Form 10–K). This transaction resulted in a gain of $56.5 million on net proceeds of $59.9 million. Woolite accounted for approximately 4% of consolidated net sales in fiscal 2004. Our 2004 results include the impact of Woolite net sales and operating income through late 2004.

Results of Operations

     The following table sets forth our Consolidated Statements of Income, including net sales by segment, as well as our consolidated results of operations expressed as a percentage of net sales for the years ended December 30, 2006, December 31, 2005 and December 25, 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Annual Report on Form 10–K ($ in thousands).

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
	$	%	$	%	$	%
Net Sales:
Feminine Care	$229,422	36.0	$229,729	35.7	$227,057	34.0
Skin Care	230,796	36.3	195,729	30.4	183,308	27.5
Infant Care	175,930	27.7	169,793	26.4	165,964	24.9
	636,148	100.0	595,251	92.5	576,329	86.4
Divested	—	—	48,555	7.5	90,567	13.6
	636,148	100.0	643,806	100.0	666,896	100.0
Cost of sales	292,323	46.0	300,988	46.8	323,157	48.5
Gross profit	343,825	54.0	342,818	53.2	343,739	51.5
Operating expenses:
Selling, general and administrative	233,898	36.8	233,996	36.3	241,428	36.2
Restructuring	(357)	(0.1)	4,224	0.7	9,969	1.5
Loss on impairment of intangible assets	—	—	—	—	16,449	2.5
Amortization of intangibles	2,575	0.4	2,822	0.4	1,293	0.2
Total operating expenses	236,116	37.1	241,042	37.4	269,139	40.4
Gain (loss) on sale of certain assets	2,344	0.4	(2,421)	(0.4)	56,543	8.6
Operating income	110,053	17.3	99,355	15.4	131,143	19.7
Interest expense, net	54,796	8.6	64,396	10.0	69,561	10.4
Expenses related to retirement of debt, net	7,431	1.2	11,866	1.8	6,432	1.0
Other expenses	69	0.0	21	0.0	353	0.1
Income before income taxes	47,757	7.5	23,072	3.6	54,797	8.2
Provision (benefit) for income taxes	17,553	2.8	10,544	1.6	(710)	(0.1)
Net income	$30,204	4.7	$12,528	2.0	$55,507	8.3

Year Ended December 30, 2006 Compared To Year Ended December 31, 2005

Net Sales — Our consolidated net sales decreased $7.7 million, or 1%, to $636.1 million in 2006. This decrease was due to the impact of the divestiture of the non–core brand assets. Net sales of the divested non–core brands in 2005 were $48.6 million. Exclusive of the divestitures, net sales increased $40.9 million, or 7%, in 2006 as compared to the similar period in 2005.

     Net sales in the Feminine Care segment were essentially flat in 2006 at $229.4 million versus the prior year. In the third quarter of 2006, we introduced Sport, a new plastic applicator tampon. This product has performed well at retail and consumers have responded positively to our advertising and promotion. Net sales of Sport offset net sales declines in Gentle Glide, Beyond and discontinued flanker products. Pricing changes resulted in higher net sales of approximately $3 million, which was offset by higher trade promotion and costs of consumer coupons related to the launch of Sport. Overall, our tampon U.S. dollar market share of the measured markets has remained relatively stable since the fourth quarter of 2003 at approximately 25%.

     Net sales in the Skin Care segment increased $35.1 million, or 18%, to $230.8 million in 2006. The increase in net sales is due primarily to increased shipments in Banana Boat and Wet Ones as pricing changes did not materially impact net sales results. Shipments of Banana Boat were above year ago due to higher consumption in the U.S. sun care category resulting in improved product sell–through for the 2006 season. Our new sun protection products, UltraMist and baby and kids tear-free products, performed well. Wet Ones net sales were higher in fiscal 2006 as consumption in the pre–moistened towelette category continued to show positive growth trends and we improved our product distribution. Playtex Gloves sales also improved slightly in the current year.

     Net sales in the Infant Care segment increased $6.1 million, or 4%, to $175.9 million in 2006 versus the comparable period in 2005 due primarily to higher shipments in cups and mealtime products and reusable bottles. Net sales in cups and mealtime products increased versus the comparable prior year period as we introduced several new products during the period, including a line of licensed Baby Einstein mealtime products and a Create My Own spill-proof cup. While shipments in hard bottles were up, this increase was somewhat offset by lower disposable bottle shipments as competitive activity, particularly in private label, continued in this area. Net sales of Diaper Genie were down slightly year over year. Due to competitive activities, there were no meaningful pricing impacts to net sales in fiscal 2006.

Gross Profit — Our consolidated gross profit increased by $1.0 million to $343.8 million in 2006 despite lower net sales. As a percent of net sales, gross profit increased 80 basis points to 54.0% in 2006 versus 53.2% in 2005. The increased gross profit margin was due primarily to the impact of the divestiture of the non-core brands, which had lower gross margins.

Operating Income — Our consolidated operating income increased $10.7 million, or 11%, to $110.1 million in fiscal 2006. Included in operating income in 2006 was a net gain of $2.3 million from the sale of certain real estate assets, which was associated with our restructuring efforts. Included in operating income in 2005 was a net loss of $2.4 million associated with the sale of certain non–core brand assets and operating income of $8.4 million related to those divested brands. Exclusive of the impact of the gains/losses from the sales of the assets noted above and the operating income associated with the divested non-core brands, operating income would have increased by $14.3 million in fiscal 2006 versus fiscal 2005. This increase was due to higher gross profit due to higher net sales of retained brands and lower restructuring charges, net, of $4.6 million in fiscal 2006 versus fiscal 2005.

Interest Expense, Net — Our consolidated interest expense, net decreased $9.6 million to $54.8 million in 2006. The decrease in interest expense is due primarily to lower debt levels resulting from the repurchase, on the open market, of approximately $100.3 million principal amount of our 8% Notes and our 9 3/8% Notes, collectively, the “Notes,” during 2006 and higher interest income in 2006 on available cash balances.

Expenses Related to Retirement of Debt — In 2006, on varying dates, we repurchased on the open market, and subsequently cancelled, $49.0 million principal amount of our 8% Notes and $51.3 million principal amount of our 9 3/8% Notes, at a premium of $6.0 million. As a result, we wrote off $1.4 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes. In 2005, on varying dates, we repurchased on the open market, and subsequently cancelled, $120.8 million principal amount of our 8% Notes at a premium of $9.8 million. In addition, we wrote off $2.1 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes. (see Notes 5 and 7 to our consolidated financial statements in this Annual Report on Form 10-K).

Provision for Income Taxes — Our consolidated income tax expense was $17.6 million for fiscal 2006 compared to consolidated income tax of $10.5 million in fiscal 2005. In 2006, we sold certain real estate at a gain of $2.3 million, $2.0 million net of tax, which amount reflects the partial utilization of the capital loss carryover generated from the sale of non-core brand assets in 2005. In addition, we reversed $1.3 million of tax reserves as a result of the completion of certain audits and the elapsing of certain tax statutes. Included in 2005 was a tax benefit of $6.8 million to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004. In addition, we divested certain non–core assets resulting in a $2.4 million loss for financial reporting purposes. This divestiture included $8.1 million of non–deductible goodwill and a $16.0 million capital loss for tax reporting purposes. The future tax benefit of the capital loss carryover that expires in 2010 was fully reserved due to the uncertainty of its future utilization except for the portion utilized in 2006 in connection with the sale of certain real estate in 2006. The additional federal and state tax expense included in the provision for income taxes related to the non–core asset sales noted above was $8.8 million. The effective tax rate is 36.8% for 2006 compared to 45.7% in 2005.

Year Ended December 31, 2005 Compared To Year Ended December 25, 2004

Net Sales — Our consolidated net sales decreased $23.1 million, or 3%, to $643.8 million in 2005. This decrease was due to the impact of the divestiture of the non–core brand assets. Net sales of the divested non–core brands were down $42.0 million versus the full year 2004. Exclusive of the divestitures, net sales increased $18.9 million, or 3%, in 2005 as compared to the similar period in 2004.

     Net sales in the Feminine Care segment increased $2.7 million, or 1%, to $229.7 million in 2005. This increase was due to higher shipments of Gentle Glide due, in part, to the introduction of the 36–count multi–pack product and increased advertising and promotion for this key brand. The increase was partially offset by the impact of a price reduction on Beyond and lower Beyond sales due to pipeline volume for the initial launch of the product in the first quarter of 2004.

     Net sales in the Skin Care segment increased $12.4 million, or 7%, to $195.7 million in 2005. The increase in net sales was due primarily to increased shipments in Wet Ones and Banana Boat. Wet Ones net sales were higher in fiscal 2005 as consumption in the pre–moistened towelette category continued to show positive growth trends and improved distribution, including front–end placement at certain key retailers. Shipments of Banana Boat in 2005 were above fiscal 2004 due to higher consumption in the U.S. sun care category resulting in improved product sell–through for the 2005 season and higher international shipments in 2005 versus 2004.

     Net sales in the Infant Care segment increased $3.8 million, or 2%, to $169.8 million in 2005 due primarily to higher shipments of Hip Hammock and pacifiers versus the comparable period in 2004. While shipments in hard bottles were up, the increase was offset by lower disposable bottle shipments as competitive activity, particularly in private label, continued in this area. Net sales of cups and Diaper Genie were up slightly year over year.

Gross Profit — Our consolidated gross profit decreased by $0.9 million to $342.8 million in 2005 despite lower comparative net sales. As a percent of net sales, gross profit increased 170 basis points to 53.2% in 2005 versus 51.5% in 2004. The increased gross profit margin was due primarily to the restructuring and realignment savings, a lower sun care returns rate and the positive impacts from the acquisition of the remaining Banana Boat distribution rights. These positive impacts were partially offset by significantly higher raw material costs versus the prior year.

Operating Income — Our consolidated operating income decreased $31.8 million, or 24%, to $99.4 million in fiscal 2005. Included in operating income in 2005 was a net loss of $2.4 million associated with the sale certain non–core brands, while 2004 had a net gain of $56.5 million from the sale of the Woolite assets. Exclusive of the impact of the gains/losses from the sales of the divested brand assets in each period, operating income would have increased by $27.2 million in fiscal 2005 versus fiscal 2004. This increase was due to an impairment charge of $16.4 million in fiscal 2004 to reduce the carrying value of certain trademarks, lower restructuring charges of $5.7 million in fiscal 2005 as compared to fiscal 2004 related to our realignment program and lower SG&A expenses of $7.4 million.

     The net decrease in SG&A of $7.4 million in fiscal 2005 as compared to fiscal 2004 was driven by restructuring and realignment savings, partially offset by equity compensation expenses from new compensation plans of $8.0 million, higher net legal expenses, and increased advertising and promotion spending.

     Amortization of intangibles increased by $1.5 million as compared to fiscal 2004 due primarily to a full year of amortization of the non–compete agreement for the former CEO as compared to only one quarter in 2004.

Interest Expense, Net — Our consolidated interest expense, net decreased $5.2 million to $64.4 million in 2005. The decrease in interest expense was due primarily to the repurchase on the open market of $120.8 million principal amount of 8% Notes during 2005 and higher interest income in 2005 on available cash balances.

Expenses Related to Retirement of Debt — In 2005, we repurchased on the open market, and subsequently canceled, $120.8 million principal amount of our 8% Notes at a premium of $9.8 million. In addition, we wrote off $2.1 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes. On February 19, 2004, we terminated our then outstanding credit facility and receivables facility. As a result, we wrote off approximately $6.7 million in unamortized deferred financing fees relating to these facilities. In addition, we recorded a gain of $0.5 million, which was partially offset by a write–off of $0.2 million of unamortized deferred financing fees, as a result of the repurchase on the open market of $10.0 million principal of our 9 3/8% Notes (see Notes 5 and 7 to our consolidated financial statements in this Annual Report on Form 10–K).

Other Expenses—Our consolidated other expenses in 2004 were primarily the costs associated with a receivables facility. This facility was terminated as a result of our refinancing on February 19, 2004.

Provision (Benefit) for Income Taxes—Our consolidated income tax expense was $10.5 million for fiscal 2005 compared to a consolidated income tax benefit of $0.7 million in fiscal 2004. Included in 2005 is a tax benefit of $6.8 million to reflect the reduced tax rate associated with the special repatriation of undistributed earnings from our foreign subsidiaries under The American Jobs Creation Act of 2004. In addition, in 2005, we divested certain non–core assets resulting in a $2.4 million loss for financial reporting purposes. This divestiture included $8.1 million of non–deductible goodwill and a $16.0 million capital loss for tax reporting purposes. The future tax benefit of the capital loss carryover that expires in 2010 was fully reserved due to the uncertainty of its future utilization. The additional federal and state tax expense included in the provision for income taxes related to the non–core asset sales noted above was $8.8 million. Included in 2004 was a $17.8 million income tax benefit resulting from the reversal of a previously established valuation allowance on a capital loss carryforward. We had established a valuation allowance because we did not believe that we would utilize this capital loss carryforward before its expiration in December 2004. However, as a result of the gain generated by the sale of certain Woolite assets in November 2004, we were able to utilize a portion of this capital loss carryforward resulting in a reversal of the valuation allowance noted. In addition, we recorded an income tax benefit of $2.8 million in 2004 as a result of the favorable outcome of certain tax audits. The effective tax rate is 45.7% for 2005 compared to (1.3%) in 2004. Excluding the impact of the dividend received deduction, change in valuation allowance for capital loss carryforward and non–deductible goodwill associated with sale of non-core brands noted above our 2005 effective tax rate would have been 38.6%, compared to 36.3% in 2004 excluding the impact of the tax benefit from the utilization of the capital loss carryforward associated with the sale of assets of the Woolite rug and upholstery brand and benefit of favorable foreign tax audit noted above.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At December 30, 2006, we had $28.4 million of cash and cash equivalents as compared to $94.4 million at December 31, 2005. This net decrease in cash was primarily the result of the repurchase of $100.3 million principal amount of Notes on the open market during 2006, at a premium of $6.0 million, the $11.6 million used to purchase treasury stock and $21.1 million used for capital expenditures and intangible payments, partially offset by net cash provided by operations and proceeds from stock issuance associated with the exercise of stock options. We invest our cash in highly liquid, U.S. government or other highly–rated investments, as stipulated by our credit agreement. The cash on hand at December 30, 2006 may be used, among other things, to repurchase bonds on the open market, depending upon availability and price, to repurchase our common stock in conjunction with our approved stock repurchase program, to finance investments in our brands and to make scheduled bond interest payments in addition to funding working capital needs throughout the current year.

Cash Flows Analysis (in thousands)

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Net cash provided by operations	$72,025	$62,739	$72,729
Net cash (used for) provided by investing activities	(18,502)	6,553	42,549
Net cash used for financing activities	(119,576)	(112,702)	(5,650)

Net Cash Provided by Operations — Our net cash provided by operations increased $9.3 million to $72.0 million in fiscal 2006. The increase in net cash provided by operations was due primarily to lower cash payments for interest of $10.4 million resulting from our repurchase of Notes and lower cash payments related to our realignment program of $5.6 million. This was partially offset by higher cash payments in fiscal 2006 for taxes of $9.4 million, due in part to a reduction in tax paid in 2005 associated with a tax credit in 2005.

Net Cash Used for Investing Activities — Our cash used for investing activities of $18.5 million was primarily driven by our capital expenditures of $16.6 million in 2006 to support new products, upgrade production equipment, invest in new technologies and improve our facilities. Capital expenditures for 2007 are expected to be approximately $18 million. We also paid $2.0 million for certain licensing agreements, and $2.6 million to our former CEO as the final payments related to a non–compete agreement, and received $2.6 million in proceeds from the sale of certain real estate assets.

Net Cash Used for Financing Activities — Our cash used for financing activities of $119.6 million in 2006 was the result of the repurchase on the open market and subsequent retirement of $100.3 million principal amount of our Notes plus related premiums of $6.0 million. In addition, we repaid $6.3 million outstanding on the revolver, net of borrowings. We also paid $11.6 million to repurchase, on the open market, one million shares of Company common stock under the approved $15 million stock repurchase program. These shares are now included in treasury stock at cost. This was partially offset by $4.6 million of proceeds from the issuance of stock associated with the exercise of stock options.

     We intend to fund our operating cash, capital expenditures, debt service requirements and stock repurchase program through cash generated from operations and borrowings under our revolver through fiscal 2009. However, we may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes or the $288.7 million scheduled principal payment on the 9 3/8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot guarantee that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

     We have a variable rate revolver comprised of a $100.0 million revolving credit facility for use in the United States and a $20.0 million Canadian dollar revolving credit facility for use in Canada (collectively, the “Revolver”).

     The availability under the Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the Revolver. As of December 30, 2006, the availability under the Revolver, based on our borrowing base calculation, was $61.9 million, as reduced for outstanding letters of credit, as defined in the Revolver.

     The rates of interest we have paid in the past, and will continue to pay in the future, on our Revolver are, at our option, a function of various alternative short term borrowing rates, such as the prime rate or the London Inter–Bank Offer Rate (“LIBOR”).

     Our indebtedness at December 30, 2006 is comprised of fixed rate notes. As a result, at December 30, 2006, our exposure to changing interest rates is not significant. A one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense. Due to the attributes of our debt portfolio, reductions of our outstanding debt may require that we repurchase bonds on the open market, in privately negotiated transactions, under certain call provisions provided in the note indentures, or otherwise from time to time. Such repurchases may be subject to bond availability and may require substantial premiums depending on prices in the marketplace and the call provisions.

     Our Revolver and the indentures to our Notes contain various restrictions and limitations that may impact us. These restrictions and limitations relate to:

●	incurrence of indebtedness,	●	certain debt payments and modifications,
●	contingent obligations,	●	loans and investments,
●	liens,	●	transactions with affiliates,
●	capital expenditures,	●	changes of control,
●	mergers and acquisitions,	●	payment of consulting and management fees, and
●	asset sales, dividends and distributions,	●	compliance with laws and regulations.
●	redemption or repurchase of equity interests,

Contractual Obligations

     The following table summarizes our contractual obligations at December 30, 2006, (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
Long–term debt	$578,926	$—	$—	$578,926	$—
Interest expense	206,991	50,711	101,069	55,211	—
Operating lease obligations	21,113	6,276	8,156	5,029	1,652
Purchase obligations and other(1)	54,191	51,171	3,020	—	—
Total	$861,221	$108,158	$112,245	$639,166	$1,652
____________________

(1)	Includes open puchase orders primarily for the procurement of raw materials, packaging and supplies for use in the production process. Excludes severance payments under the strategic realignment plan (see Note 3 to our consolidated financial statements in this Annual Report on Form 10–K).

Off–Balance Sheet Arrangements

     We do not have any significant off–balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect:

  the reported amounts and timing of revenue and expenses,
  the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.

     Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

     Key areas where assumptions and estimates are used include:

     Sun Care Returns — Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. Exceptions to this policy include our Sun Care seasonal returns. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; product has shipped and title transferred; there is an obligation to pay at a specified date or dates without any additional conditions or actions required by us; and collectibility is reasonably assured. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Due to the seasonal nature of sun care, we offer a limited extension of terms to certain qualified customers. This limited extension requires substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season and inventory positions at key retailers as the sun care season progresses. We monitor shipment activity and inventory levels at key retailers during the season in an effort to gauge potential returns issues. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels, and competitive conditions. Based on our 2006 Sun Care results, each percentage point change in our returns rate would have impacted our reported net sales by $1.6 million and our reported operating income by $1.4 million.

     Bad Debt Reserves — The extension of trade credit carries with it the chance that the customer may not pay for the goods when payment is due. We measure past due status based on the date the invoice is due. We review our receivables portfolio and provide reserves for potential bad debts including those we know about and those that have not been identified but may exist due to the risk associated with the granting of credit. The estimated reserves required to cover potential losses are developed using historical experience, analysis of our accounts receivable aging and the overall credit worthiness of our portfolio of customers. Reserve balances are based on the best information available to us and are re–evaluated and adjusted as additional information is received. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer and/or significant weakness in the economic environment resulting in a higher level of customer bankruptcy filings.

     Long–Lived Assets — Long–lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flows requires significant management judgment and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, and as such, may differ from actual cash flows.

     Goodwill and Indefinite–Lived Intangible Assets — Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142. Our impairment review is based on a discounted cash flow approach that requires significant management judgments, similar to those noted above for long–lived assets, and for the selection of an appropriate discount rate. We have three major classifications of assets which are tested for impairment: goodwill, trademarks and sun care distribution rights. We measure the fair value of each of our reporting units, as defined in SFAS No. 142, for purposes of testing the appropriateness of the carrying value of our goodwill. We do this by estimating the discounted cash flows of each reporting unit. We then compare the fair value of the reporting unit to the carrying value of its net assets, including goodwill, to ensure no impairment is indicated. We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license–only arrangement. Our impairment review for sun care distributor rights is based on a discounted cash flow approach utilizing cash flows specifically related to these respective assets. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. We use our judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an asset has become impaired.

     Promotion Accruals — We offer a variety of sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in store display incentives and consumer coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves the use of judgment related to performance and redemption estimates. We account for these programs in accordance with Emerging Issues Task Force Issue No. 01–09, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of a Vendor’s Product).” Settlement of associated liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of certain trade promotion programs is dependent on the relative success of the events. Accruals for consumer coupons are made at the time the coupon is distributed. These estimates are made utilizing the value of the coupon and the expected redemption rates. Expected redemption rates are determined using historical redemption experience for similar programs. We monitor monthly redemption activity with the assistance of a third party, which tracks actual redemptions and provides updated estimates for future redemptions of the coupons. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

     Restructuring and related charges, which are reflected in operating expenses, include but are not limited to, severance and related costs, any asset impairments relating to the restructuring, and other costs directly related to the initiatives implemented. See Note 3 to the consolidated financial statements in this Annual Report on Form 10–K.

     Pension and Postretirement Benefits — Included in our results of operations are pension and postretirement costs and credits, which are measured using actuarial valuations, with associated assets and/or liabilities recorded in our Consolidated Balance Sheet. Inherent in these valuations are key assumptions including assumptions about discount rates, expected return on plan assets, annualized increases in salaries and wages, the future number of participants and, in the case of postretirement health care benefits, the future cost of health care. These assumptions are updated on an annual basis. We are required to consider market conditions, including changes in interest rates, in making these assumptions. A one percentage point increase or decrease in the assumed health care cost trend rate would change the sum of the service and interest cost components of the fiscal 2006 net periodic postretirement benefit expense by less than 1%. A one percentage point increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 30, 2006 by less than 1%. A one percentage point change up or down in the discount rate or in the long–term rate of return on plan assets would not have a significant impact on net periodic pension expense. See Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10–K.

     Stock–Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share–Based Payment,” (“SFAS No. 123 (R)”). SFAS No. 123 (R) requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements. We adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based awards granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Previously, we had recognized the impact of forfeitures as they occurred. The grant date fair value of the awards generally vests over the service period. The stock-based compensation expense is included in SG&A expenses. SFAS No. 123 (R) requires management to make estimates and assumptions to determine the underlying value of stock options and restricted stock awards, including the vesting for restricted stock awards and options containing performance-based vesting features, the expected term of stock options, an estimate of future forfeitures and the volatility of our stock price in the future. These assumptions have an impact on the valuation assigned to equity awards and the associated recognition of expense. See Notes 1 and 10 to the Consolidated Financial Statements in this Annual Report on Form 10–K.

     Derivative Instruments — Playtex Limited, our Canadian wholly-owned subsidiary, has forecasted purchases of inventory from Playtex U.S., which results in a cash outflow from Playtex Limited to Playtex U.S. The cash outflow is settled in U.S. dollars, which is different than the functional currency of Playtex Limited, which is the Canadian dollar. As a result, Playtex Limited has a cash flow risk associated with changes to the exchange rate between the U.S. dollar and the Canadian dollar. To address this cash flow risk, Playtex Limited may enter into a forward contract for the purchase of U.S. dollars at a specified price on a specified date that coincides with the scheduled cash remittance to Playtex U.S. The forward contract is accounted for as cash flow hedge under SFAS No. 133, “Accounting For Derivative Instruments And Hedging Activities,” as amended, and related interpretations, (“SFAS No. 133”). Under SFAS No. 133, the fair value of the forward contract is recognized on the balance sheet with the effective portion of the cash flow hedge being deferred and recognized in earnings at the time the scheduled remittance is completed and the forward contract is settled. The deferred portion of the fair value of the forward contract is recorded, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Any ineffective portion of the cash flow hedge is reflected in earnings immediately. We update the fair value of the forward contracts and record any required adjustments to our financial statements on at least a quarterly basis as required under SFAS No. 133. At December 30, 2006, our consolidated balance sheet included an asset of $0.4 million, which represented the fair value of the outstanding forward contracts entered into by Playtex Limited. These forward contracts, which require an aggregate purchase of $13.9 million in U.S. dollars by our Canadian subsidiary, have maturity dates of less than one year. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the hedged remittances. There were no derivative activities in fiscal 2005.

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

Recently Issued Accounting Standards

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, which is our fiscal 2006 report. At December 30, 2006, the application of SAB 108 had no impact on our Consolidated Financial Statements.

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R) in December 2006 and the provisions of SFAS No. 123 (R) are effective for annual financial statements issued for fiscal years beginning after December 15, 2005, or our fiscal 2006. We adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. See Notes 1 and 10 to our consolidated financial statements in this Annual Report on Form 10–K for a more complete discussion of our accounting policy for Share–Based Payments and the resulting impact on our Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132.” SFAS No. 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal year 2006. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2008. See the Consolidated Statements of Stockholders’ Equity and Note 13 to our consolidated financial statements in this Annual Report on Form 10-K.

     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008. We are currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 on our Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our Consolidated Financial Statements.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

     All of our indebtedness at December 30, 2006 is comprised of fixed rate notes (see Note 7 to our consolidated financial statements in this Annual Report on Form 10–K). We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. Our indebtedness at December 30, 2006 was comprised of $290.2 million of 8% Notes and $288.7 million of 9 3/8% Notes. As such, at December 30, 2006, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

     We enter into forward exchange contracts to hedge certain portions of forecasted cash flows denominated in the U.S. dollar made by a foreign subsidiary, which has a different functional currency. At December 30, 2006, our open contracts had a fair value of $0.4 million, had maturities of less than one year and require an aggregate purchase of $13.9 million in U.S. dollars by our Canadian subsidiary. These contracts are considered cash flow hedges and are accounted for in accordance with SFAS No. 133.

     For the fiscal year ended December 30, 2006, we derived approximately 10% of net sales denominated in currencies other than the U.S. dollar, of which approximately 8% was from our Canadian subsidiary. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 8.   Financial Statements and Supplementary Data

     Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10–K and can be found on pages F–4 to F–40. The Reports of our Independent Registered Public Accounting Firm, dated March 13, 2007, are included in the financial statements filed as part of this Form 10–K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2006, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) under the Securities Exchange Act of 1934, as amended). Our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Our management has concluded that, as of December 30, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in the financial statements filed as part of this Form 10–K.

     Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

     There were no changes in our internal controls over financial reporting during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.   Other Information

     None

PART III

Item 10.   Directors and Executive Officers of the Registrant

     Directors and Executive Officers — The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors—Information Regarding Nominees” in our Proxy Statement for our Annual Meeting of Stockholders, to be held May 2, 2007, (the “Proxy Statement”) and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S–K, our executive officers are reported under the caption “Our Executive Officers” in Part I, Item 4A of this Annual Report on Form 10–K.

     Beneficial Ownership Reporting Compliance — Information on the beneficial ownership reporting for our directors and executive officers will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated herein by reference.

     Audit Committee Financial Expert — Information on our audit committee financial expert will be contained in our Proxy Statement, which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated herein by reference.

     Code of Conduct and Ethics — We have a Code of Conduct and Ethics that applies to all of our employees, including our Directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct and Ethics was distributed to employees and is available free of charge on our website at www.playtexproducts.com under the section entitled, “Investor Relations–Corporate Governance.” We intend to post on our website any amendments to, or waivers from our Code of Conduct and Ethics applicable to Senior Financial Executives.

     Corporate Governance Guidelines — Our Board of Directors has adopted Corporate Governance Guidelines in accordance with the revised New York Stock Exchange Listing Standards and rules adopted by the Securities and Exchange Commission, which are available free of charge on our website at www.playtexproducts.com under the section entitled, “Investor Relations–Corporate Governance.”

Item 11.   Executive Compensation

     The information required by this item, which will be in our Proxy Statement under the caption, “Executive Compensation,” which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item, which will be in our Proxy Statement under the captions, “Security Ownership” and “Executive Compensation,” which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated by reference.

Item 13.   Certain Relationships and Related Transactions

     The information required by this item, which will be in our Proxy Statement under the caption, “Certain Transactions,” which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated by reference.

Item 14.   Principal Accountant Fees and Services

     The information required by this item, which will be in our Proxy Statement under the caption, “Fees of Independent Registered Public Accounting Firm,” which will be filed within 120 days of the end of the fiscal year ended December 30, 2006 and is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Financial Statements

	(1)	The Reports of Independent Registered Public Accounting Firm, dated March 13, 2007, are on pages F–2 and F–3 of this Form 10–K. Our Consolidated Financial Statements and related Notes to Consolidated Financial Statements are filed as part of this Form 10–K and can be found on pages F–4 to F–40.

	(2)	Financial Statement Schedule

The financial statement schedule–Schedule II–Valuation and Qualifying Accounts, is filed as part of this Form 10–K and is on page F–41. All other schedules are omitted as the required information is not applicable to us or the information is already presented in our Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

	(3)	Exhibits

Please see our Exhibit Index on Pages X–1 to X–3 of this Form 10–K.

PLAYTEX PRODUCTS, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.
(Registrant)

March 13, 2007	By:	/S/ KRIS J. KELLEY
Kris J. Kelley
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of March, 2007.

Signatures	Title

/s/ NEIL P. DEFEO	Chairman of the Board and Director,
Neil P. DeFeo	President and Chief Executive Officer
(Principal Executive Officer)

/s/ KRIS J. KELLEY	Executive Vice President and
Kris J. Kelley	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN J. MCCOLGAN	Vice President–Corporate Controller and Treasurer
John J. McColgan	(Principal Accounting Officer)

Director
Herbert M. Baum

/s/ MICHAEL R. EISENSON	Director
Michael R. Eisenson

/s/ RONALD B. GORDON	Director
Ronald B. Gordon

/s/ R. JEFFERY HARRIS	Director
R. Jeffrey Harris

/s/ C. ANN MERRIFIELD	Director
C. Ann Merrifield

/s/ SUSAN R. NOWAKOWSKI	Director
Susan R. Nowakowski

/s/ DOUGLAS D. WHEAT	Director
Douglas D. Wheat

/s/ NICK WHITE	Director
Nick White

PLAYTEX PRODUCTS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

PAGE
Reports of Independent Registered Public Accounting Firm	F–2
Consolidated Statements of Income	F–4
Consolidated Balance Sheets	F–5
Consolidated Statements of Stockholders’ Equity	F–6
Consolidated Statements of Cash Flows	F–7
Notes to Consolidated Financial Statements	F–8
Schedule II — Valuation and Qualifying Accounts	F–41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Playtex Products, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Playtex Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Playtex Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Playtex Products, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 30, 2006, December 31, 2005 and December 25, 2004. Our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph stating that the Company had adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 30, 2006.

/s/ KPMG LLP
Stamford, Connecticut
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Playtex Products, Inc.:

We have audited the accompanying consolidated balance sheets of Playtex Products, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 30, 2006, December 31, 2005 and December 25, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Playtex Products, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years ended December 30, 2006, December 31, 2005 and December 25, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Also discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Playtex Products, Inc. and subsidiaries as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut
March 13, 2007

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Net sales	$636,148	$643,806	$666,896
Cost of sales	292,323	300,988	323,157
Gross profit	343,825	342,818	343,739
Operating expenses:
Selling, general and administrative	233,898	233,996	241,428
Restructuring, net	(357)	4,224	9,969
Loss on impairment of intangible assets	—	—	16,449
Amortization of intangibles	2,575	2,822	1,293
Total operating expenses	236,116	241,042	269,139
Gain (loss) on sale of certain assets	2,344	(2,421)	56,543
Operating income	110,053	99,355	131,143
Interest expense, net	54,796	64,396	69,561
Expenses related to retirement of debt, net	7,431	11,866	6,432
Other expenses	69	21	353
Income before income taxes	47,757	23,072	54,797
Provision (benefit) for income taxes	17,553	10,544	(710)
Net income	$30,204	$12,528	$55,507
Earnings per share:
Basic and diluted	$0.48	$0.20	$0.91
Weighted average shares outstanding:
Basic	62,416	61,837	61,216
Diluted	63,537	62,552	61,225

See accompanying notes to consolidated financial statements.

     PLAYTEX PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$28,440	$94,447
Receivables, less allowance for doubtful accounts of $1,365
and $1,376 for 2006 and 2005, respectively	88,805	90,776
Inventories	60,952	62,109
Deferred income taxes, net	13,938	10,518
Other current assets	7,595	10,411
Total current assets	199,730	268,261
Net property, plant and equipment	111,383	110,314
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	122,219	124,753
Deferred financing costs, net	8,294	12,095
Other noncurrent assets	394	1,164
Total assets	$927,630	$1,002,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,669	$32,509
Accrued expenses	79,242	82,654
Income taxes payable	4,114	4,440
Total current liabilities	114,025	119,603
Long–term debt	578,926	685,190
Deferred income taxes, net	69,160	63,671
Other noncurrent liabilities	23,253	19,616
Total liabilities	785,364	888,080
Stockholders’ equity:
Common stock; $0.01 par value; authorized 100,000,000 shares;
issued 64,414,272 shares and outstanding 63,380,107 shares at
December 30, 2006 and issued and outstanding 63,573,621
shares at December 31, 2005	644	636
Additional paid–in capital	560,451	556,865
Retained earnings (accumulated deficit)	(400,300)	(430,504)
Accumulated other comprehensive loss	(6,978)	(3,098)
Unearned equity compensation	—	(9,782)
Treasury stock, at cost, 1,034,165 shares at December 30, 2006	(11,551)	—
Total stockholders’ equity	142,266	114,117
Total liabilities and stockholders’ equity	$927,630	$1,002,197

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Common stock:
Balance at beginning of year	$636	$612	$612
Stock issued to employees exercising stock options	4	13	—
Restricted stock awards	4	11	—
Balance at end of year	$644	$636	$612
Additional paid in capital:
Balance at beginning of year	$556,865	$526,233	$526,233
Stock–based compensation	8,370	17,787	—
Stock issued to employees exercising stock options	4,571	12,135	—
Tax effect of option exercises	427	710	—
Reclassification at adoption of SFAS No. 123 (R)	(9,782)	—	—
Balance at end of year	$560,451	$556,865	$526,233
Retained earnings (accumulated deficit):
Balance at beginning of year	$(430,504)	$(443,032)	$(498,539)
Net income	30,204	12,528	55,507
Balance at end of year	$(400,300)	$(430,504)	$(443,032)
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(3,098)	$122	$(518)
Minimum pension and postretirement benefit
liabilities adjustments, net of tax	3,468	(3,442)	(62)
Foreign currency translation adjustment, net of tax	(51)	222	702
Net gain on cash flow hedges, net of tax	180	—	—
Net other comprehensive income adjustments	3,597	(3,220)	640
Pension and postretirement benefit liabilities adjustment
from adoption of SFAS No. 158, net of tax	(7,477)	—	—
Balance at end of year	$(6,978)	$(3,098)	$122
Unearned equity compensation:
Balance at beginning of year	$(9,782)	$—	$—
Restricted stock awards	—	(9,782)	—
Reclassification at adoption of SFAS No. 123 (R)	9,782	—	—
Balance at end of year	$—	$(9,782)	$—
Treasury stock:
Balance at beginning of year	$—	$—	$—
Purchases of Company stock for treasury	(11,551)	—	—
Balance at end of year	$(11,551)	$—	$—
Total stockholders’ equity	$142,266	$114,117	$83,935
Comprehensive income:
Net income	$30,204	$12,528	$55,507
Net other comprehensive income adjustments	3,597	(3,220)	640
Total comprehensive income	$33,801	$9,308	$56,147
Number of common stock issued:
Balance at beginning of year	63,574	61,216	61,216
Stock issued to employees exercising stock options	454	1,307	—
Restricted stock awards	386	1,051	—
Balance at end of year	64,414	63,574	61,216
Number of treasury stock:
Balance at beginning of year	—	—	—
Forfeited restricted stock	(34)	—	—
Purchases of stock for treasury	(1,000)	—	—
Balance at end of year	(1,034)	—	—
Common stock shares outstanding	63,380	63,574	61,216

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Cash flows from operations:
Net income	$30,204	$12,528	$55,507
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation	14,806	15,784	14,768
Amortization of intangibles	2,575	2,822	1,293
Amortization of deferred financing costs	2,422	2,676	2,574
Equity compensation	8,406	8,029	—
Deferred income taxes	4,338	3,774	1,531
Premium (discount) on debt repurchases	6,050	9,759	(450)
Write–off of deferred fees related to retirement of debt	1,381	2,107	6,882
(Gain) loss on sale of certain assets	(2,344)	2,421	(56,543)
Loss on impairment of intangible assets	—	—	16,449
Other, net	(71)	2,124	1,855
Changes in operating assets and liabilities, net of dispositions:
Receivables and retained interests	2,242	6,802	(8,763)
Inventories	1,450	3,880	5,264
Accounts payable	1,296	(9,290)	(130)
Accrued expenses	(4,433)	1,361	29,862
Other	3,703	(2,038)	2,630
Net cash provided by operations	72,025	62,739	72,729
Cash flows from investing activities:
Capital expenditures	(16,550)	(10,372)	(13,871)
Net proceeds from sale of certain assets	2,635	55,732	59,924
Payments for intangible assets	(4,587)	(38,807)	(3,504)
Net cash (used for) provided by investing activities	(18,502)	6,553	42,549
Cash flows from financing activities:
Long–term debt repurchases	(100,244)	(120,830)	(460,750)
Long–term debt borrowings	—	—	467,500
Repayments under revolving credit facilities	(9,410)	—	(115,800)
Borrowings under revolving credit facilities	3,100	6,020	115,800
(Premium) discount on debt repurchases	(6,050)	(9,759)	450
Purchases of Company stock for treasury	(11,551)	—	—
Proceeds from issuance of stock	4,579	12,159	—
Payment of financing costs	—	(292)	(12,850)
Net cash used for financing activities	(119,576)	(112,702)	(5,650)
Effect of exchange rate changes on cash	46	91	685
(Decrease) increase in cash and cash equivalents	(66,007)	(43,319)	110,313
Cash and cash equivalents at beginning of period	94,447	137,766	27,453
Cash and cash equivalents at end of period	$28,440	$94,447	$137,766
Supplemental disclosure of cash flow information:
Interest paid	$54,083	$64,518	$60,055
Income tax paid (refunded), net	$13,113	$3,730	$(4,009)

See accompanying notes to consolidated financial statements.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Description of Business — We are a leading manufacturer and marketer of a diversified portfolio of well–recognized branded consumer products. At December 30, 2006, our business segments include Feminine Care, Skin Care and Infant Care products.

     Basis of Presentation — Our Consolidated Financial Statements include the accounts of Playtex Products, Inc. and all of our subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts and classification of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts and timing of revenue and expenses. Actual results could vary from our estimates and assumptions.

     Certain amounts in the prior financial statements have been reclassified to conform with of current year presentation. Our fiscal year end is on the last Saturday in December nearest to December 31 and, as a result, a fifty–third week is added every 5 or 6 years. Fiscal 2005 was a fifty–three week year. Fiscal 2006 and 2004 were fifty–two week years.

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

     Our practice is not to accept returned goods unless authorized by management of the sales organization. Returns result primarily from damage and shipping discrepancies. We accrue for damaged product and shipping discrepancies, and thus reduce net sales, based on historical experience related to these types of returns. Under certain circumstances, we authorize customers to return Sun Care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the products are shipped and title transfers. The terms of these sales vary but, in all instances, the revenue recognition conditions noted above are met. Simultaneously with the time of the shipment, we reduce sales and cost of sales, and record an accrued liability on our Consolidated Balance Sheet for anticipated returns based upon an estimated return level. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Due to the seasonal nature of sun care, we offer a limited extension of terms to certain qualified customers. This limited extension requires substantial cash payments prior to or during the summer sun care season. We generally receive returns of our Sun Care products from September through March following the summer sun care season.

     We routinely commit to customer trade promotions and consumer coupon programs that require us to estimate and accrue the ultimate costs of such programs. Customer trade promotions include introductory marketing funds (slotting fees), cooperative marketing programs, shelf price reductions on our products, advantageous end of aisle or in–store merchandising, graphics, and other trade promotion activities conducted by the customer. We account for these programs in accordance with Emerging Issues Task Force Issue No. 01–09, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of a Vendor’s Product).” Costs of trade promotions, cash discounts offered to the trade as a payment incentive and consumer coupons are recorded as a reduction of net sales.

     Research and Development — Research and development costs are expensed in selling, general and administrative (“SG&A”) as incurred and amounted to $16.8 million in fiscal 2006, $15.6 million in fiscal 2005 and $16.9 million in fiscal 2004.

     Advertising and Promotion Expenditures — Costs associated with advertising and promotion, including fees to advertising agencies, costs of consumer promotions, consumer research and the costs of syndicated market share data, are expensed in SG&A as incurred. Media advertising production costs are expensed the first time the advertising takes place. Our advertising and promotion expenditures were $97.0 million in fiscal 2006, $92.7 million in fiscal 2005 and $91.7 million in fiscal 2004.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

     Warehousing and Handling Costs — Costs associated with inventory storage and handling costs at our third-party and in-house distribution centers are included as a component of SG&A. These costs are expensed as incurred and amounted to $15.0 million, $17.8 million and $19.0 million in fiscal 2006, 2005 and 2004, respectively. Warehousing and handling costs exclude inbound and outbound freight, which are included in cost of sales.

     Cash and cash equivalents — Cash equivalents are short–term, highly liquid investments with original maturities of 90 days or less. Outstanding checks are not deducted from reported cash and cash equivalents until presentment. The associated liability is included as a component of accounts payable in the current liability section of the Consolidated Balance Sheets.

     Inventories — Inventories are stated at the lower of cost (first–in, first–out basis) or market. Inventory costs include material, labor and manufacturing overhead.

     Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation and amortization is determined on the straight–line method over the estimated useful life of the respective asset. Our estimated useful lives for our fixed asset classes are as follows:

• land improvements range from	• furniture and fixtures range from
15 to 40 years,	5 to 10 years,

• building and improvements range from	• computer hardware and software range from
20 to 40 years,	3 to 4 years, and

• leasehold improvements vary based on the	• machinery and equipment range from
shorter of asset life or lease term,	4 to 20 years.

     Capitalized Software Costs — We capitalize significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consulting costs incurred in developing internal–use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

     Goodwill and Indefinite–Lived Assets — We conduct annual testing of our goodwill and indefinite–lived assets in the second quarter of our fiscal year, except for our indefinite-lived intangible assets related to Sun Care distribution rights, which are tested in the fourth quarter of our fiscal year. In addition, an intangible asset that is not subject to amortization will be tested for impairment more frequently if events or changes in circumstances indicate that the asset may be impaired. We measure the fair value of each of our reporting units for purposes of testing the appropriateness of the carrying value of our goodwill. We do this by estimating the discounted cash flows of each reporting unit. We then compare the fair value of the reporting unit to the carrying value of its net assets, including goodwill, to ensure no impairment is indicated. We measure fair value for purposes of testing our trademarks for impairment using the relief from royalty method (a discounted cash flow methodology). Our research indicates that this is the most widely used approach for valuing assets of this type. We consider a number of factors in determining the relevant variables for this calculation, including royalty rates for similar products licensed in the marketplace and the additional rights and obligations inherent in the ownership of a trademark as opposed to a licensing arrangement including product extension, geographical expansion opportunities, exclusivity of use and transferability. In addition, we utilize a discount rate that reflects the rights and obligations of ownership, which results in an inherent premium as compared to a valuation of a licensing agreement since the discount rate of a licensee would reflect the additional risks of a license–only arrangement. Our impairment review for sun care distributor rights is based on a discounted cash flow approach utilizing cash flows specifically related to these unique assets.

     In 2005, we reorganized our business segments as a result of our strategic realignment. As a result, we reallocated goodwill to our new reporting units on a relative fair value basis. As part of the sale of the non–core brand assets in late 2005, $8.1 million of goodwill, which represented the amount of goodwill allocated to our “non–core” reporting unit, was included in the calculation of the net loss on the sale of the non–core brand assets.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Additionally, we reviewed the remaining goodwill for impairment subsequent to the sale of the divested non–core brands, and no impairment was indicated. In the fourth quarter of 2004, we recorded an asset impairment charge of approximately $16.4 million. This non–cash charge was required to write down the value of two trademarks due to a change in the competitive environment and a decision by management to not invest in our non–core brands. Both of these trademarks were sold as part of the divestiture of the non–core brand assets in late 2005.

     Long–Lived Assets — We review long–lived assets, including fixed assets and intangible assets with definitive lives, such as patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” The vast majority of our long–lived assets are located in the United States (“U.S.”). Amortization of patents and other intangible assets is expected to be approximately $2.6 million per year in fiscal 2007 and fiscal 2008, $2.2 million in fiscal 2009, $0.9 million in 2010 and $0.6 million in 2011. Intangible assets subject to amortization are amortized on a straight–line basis over their estimated useful lives. Useful lives for patents are the related legal life or the estimated useful life, whichever is shorter, and others are determined by contractual obligations. The weighted average useful life of our long–lived intangible assets is approximately 10 years.

     Deferred Financing Costs — Direct expenses incurred to issue debt are capitalized and amortized on a straight line basis, which approximates the effective yield method, over the life of the related debt agreements, and are included as a component of interest expense in the Consolidated Statements of Income.

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

     Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period–end exchange rates. Revenues and expenses are translated at average exchange rates during the period. Net foreign currency translation gains or losses are shown as a component of accumulated other comprehensive income (loss) in the equity section of the Consolidated Balance Sheet.

     Derivative Instruments — We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related interpretations, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

     In accordance with SFAS No. 133, derivative instruments are recognized as assets or liabilities in our Consolidated Balance Sheet and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives, which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings immediately. The change in fair value for other derivatives, which do not qualify as hedges for accounting purposes are recognized in earnings currently. At December 30, 2006, we recognized a $0.4 million asset related to the fair value of our open foreign exchange contracts designated as cash flow hedges, which had maturities of less than one year and required an aggregate purchase of $13.9 million in U.S. dollars by our Canadian subsidiary.

     Stock–Based Compensation — On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share–Based Payment,” (“SFAS No. 123 (R)”), using the modified prospective transition method, which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. Using the modified prospective transition method, compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

granted to employees prior to January 1, 2006 that remain unvested on that date. In addition, SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements. In accordance with SFAS No. 123 (R), we recorded compensation expense related to equity compensation that reduced income from operations by $8.4 million, resulting in an income tax benefit of $3.1 million, and reduced net income by $5.3 million. Basic and diluted earnings per share were negatively impact by $0.09 and $0.08 per share, respectively. Stock compensation expense is included in SG&A expenses.

     Prior to January 1, 2006, we accounted for stock–based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we followed the intrinsic value approach of Accounting Principles Board Opinion (“APB”) No. 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, we did not record any compensation expense for our stock options that vested solely on continuous service since the exercise price was equal to the fair market value of our common stock on the grant date. However, in accordance with APB No. 25, in fiscal 2005, we recorded $8.0 million of compensation expense related to the issuance of restricted stock, performance-based restricted stock and performance-based options. The expense for restricted stock awards was based upon the closing price of our stock on the date of the award, amortized over the associated service period. The expense for the performance restricted shares was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the recipient’s basis in the award, which is par value, and the closing stock price at the end of the fiscal period. The expense for the performance stock options was based on management’s estimation of the performance awards that will vest over the associated service period and the spread between the option grant price and the closing stock price at the end of the fiscal period. There were no charges to income for stock–based compensation plans in fiscal 2004 (see Note 10.)

     The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 for fiscal 2005 and 2004 (in thousands, except per share data):

	Year Ended
	December 31,	December 25,
	2005	2004
Net income:
As reported	$12,528	$55,507
Add: Stock–based employee compensation expense
included in net income, net of tax	5,058	—
Deduct: Total stock–based employee compensation
expense determined under the fair value method
for stock option awards, net of related tax effect	(4,941)	(2,280)
Pro forma — Basic and diluted	$12,645	$53,227
Earnings per share:
As reported
Basic and diluted	$0.20	$0.91
Pro forma
Basic and diluted	$0.20	$0.87
Pro forma weighted average common shares and
common equivalent shares outstanding:
Basic	61,837	61,216
Diluted	62,617	61,225

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

     The fair value of stock options used to compute the pro forma net income disclosure for the year ended December 31, 2005 and December 25, 2004 is the estimated fair value on the date of grant using the Black–Scholes option–pricing model with the following weighted average assumptions:

	2005	2004
Risk–free interest rates	4.05%	4.32%
Dividend yield	—	—
Expected option life in years	8	8
Expected volatility	39%	41%

2. Impact of New Accounting Pronouncements

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, which is our fiscal year 2006. At December 30, 2006, the application of SAB 108 had no impact on our Consolidated Financial Statements.

     We adopted SFAS No. 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. See Notes 1 and 10 to our consolidated financial statements in this Annual Report on Form 10–K for a more complete discussion of our accounting policy for Share–Based Payments and the resulting impact on our Consolidated Financial Statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132.” SFAS No. 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, as such we adopted SFAS No. 158 as of December 30, 2006, see Note 13. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2008.

     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008. We are currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Impact of New Accounting Pronouncements (Continued)

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 on our Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our Consolidated Financial Statements.

3. Restructuring

     In February 2005, we announced a realignment plan (“2005 Realignment”) to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. This was a continuation of our operational restructuring that began in late 2003.

     Charges for the 2005 Realignment totaled $16.3 million. The initial charges of $10.1 million in restructuring expenses and $0.4 million of other related expenses (in SG&A) were recorded in the fourth quarter of 2004 and related primarily to severance liabilities under our existing severance policy. In 2005, we recorded $4.2 million in restructuring expenses and $2.0 million of other related expenses ($1.9 million in cost of goods and $0.1 million in SG&A). In 2006, we recorded a net adjustment of $0.4 million to reduce our estimated restructuring reserve. Some of the specific realignment initiatives included:

  Consolidation of the U.S./International divisional structure in favor of a product category structure,
  Realignment of the sales and marketing organizations and related support functions, and
  Rationalization of manufacturing, warehousing and office facilities, including the outsourcing of gloves production to Malaysia, the discontinuation of manufacturing in Canada and a reduction in the corporate headquarters office space.

     As a result, total headcount was reduced by more than 250 positions, or almost 17% of the workforce. The reduction was obtained through a combination of attrition, early retirement and layoffs.

     We expect the majority of the remaining restructuring liability at December 30, 2006 will be paid in cash during 2007.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring (Continued)

     The following tables summarize the restructuring activities for fiscal 2006, 2005 and 2004 (in thousands):

		Impact to Earnings
		Charged	Adjustments	Utilized, Net
	Beginning	to	and Changes			Ending
	Balance	Income	to Estimates	Cash	Non–Cash	Balance
Fiscal 2006
Realignment Plan
Severance and related expenses	$3,849	$487	$(795)	$(2,981)	$—	$560
Early retirement obligations	13	—	—	(13)	—	—
Lease commitments	488	—	(49)	(214)	—	225
Total	$4,350	$487	$(844)	$(3,208)	$—	$785
Fiscal 2005
Realignment Plan
Severance and related expenses	$10,075	$1,608	$—	$(7,834)	$—	$3,849
Early retirement obligations	—	2,072	—	(344)	(1,715)	13
Lease commitments	—	544	—	(56)	—	488
Total	$10,075	$4,224	$—	$(8,234)	$(1,715)	$4,350
Operational Restructuring Plan
Severance and related expenses	$600	$—	$—	$(600)	$—	$—
Fiscal 2004
Realignment Plan
Severance and related expenses	$—	$10,075	$—	$—	$—	$10,075
Operational Restructuring Plan
Severance and related expenses	$2,478	$—	$(107)	$(1,771)	$—	$600

4. Gain (Loss) on Sale of Certain Assets

     In late 2006, we completed the sale of certain real estate properties, consisting of a building and land, which were no longer required as a result of our 2005 Realignment program. The properties were located in Arnprior, Canada and Dover, Delaware. We recorded a gain of $2.3 million ($2.0 million net of tax) which reflects the partial utilization of the capital loss carryover generated in the non-core asset sale in 2005. Gross proceeds received in 2006 from the sale of these real estate assets were $2.6 million. The carrying value of the assets sold was $0.3 million.

     In late 2005, we completed the sale of certain non-core brand assets. The divested brand assets included intellectual property, inventory, molds and equipment for Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Dentax, Tek, Tussy, Chubs and Better Off brands. We recorded a loss of $2.4 million as a result of the transaction. Gross proceeds received in 2005 from the sale of these brand assets were $55.7 million. The carrying value of the assets sold was $57.2 million and we incurred net fees and expenses related to the sale of the non–core assets of $1.4 million.

     In late 2004, we completed the sale of the assets of the Woolite rug and upholstery brand. We recorded a gain of $56.5 million as a result of the transaction. Gross proceeds from the Woolite sale were $61.9 million. The carrying value of the assets sold, including inventory, equipment and intellectual property, was $3.4 million and we incurred fees and expenses directly related to the transaction of $2.0 million.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Expenses Related to Retirement of Debt

     In 2006, on varying dates, we repurchased on the open market, and subsequently cancelled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (“8% Notes”) and $51.3 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes,” together with the 8% Notes, the “Notes”), at a premium of $6.0 million. As a result, we wrote off $1.4 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.

     In 2005, on varying dates, we repurchased on the open market, and subsequently cancelled, $120.8 million principal amount of our 8% Notes at a premium of $9.8 million. In addition, we wrote off $2.1 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Balance Sheet Components

     The components of certain balance sheet accounts are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Inventories:
Raw materials	$10,137	$10,000
Work in process	1,132	1,010
Finished goods	49,683	51,099
Total	$60,952	$62,109
Net property, plant and equipment:
Land and land improvements	$3,976	$4,403
Building and building improvements	35,349	37,138
Leasehold improvements	4,893	4,847
Furniture and fixtures	8,244	8,239
Information technology	16,970	15,484
Machinery and equipment	179,381	170,265
	248,813	240,376
Less accumulated depreciation and amortization	(137,430)	(130,062)
Total	$111,383	$110,314
Trademarks, patents and other intangibles, net:
Trademarks and other indefinite–lived intangible assets	$109,849	$109,808
Patents and other	21,190	21,190
Less accumulated amortization	(8,820)	(6,245)
Net	12,370	14,945
Total	$122,219	$124,753
Accrued expenses:
Advertising and sales promotion	$25,296	$24,520
Employee compensation and benefits	23,257	21,245
Sun Care returns reserve	10,832	8,005
Interest	10,101	11,810
Restructuring costs–current	654	4,272
Other	9,102	12,802
Total	$79,242	$82,654
Accumulated other comprehensive income (loss):
Foreign currency translation, net(1)	$1,170	$1,221
Gain on cash flow hedges, net(2)	180	—
Minimum pension and postretirement benefit liabilities adjustments, net, inclusive of the adoption of SFAS No. 158(3)	(8,328)	(4,319)
Total	$(6,978)	$(3,098)
____________________

(1)	Net of tax effect of $0.6 million for each period presented.

(2)	Net of tax effect of $0.1 million at December 30, 2006.

(3)	Net of tax effect of $5.2 million at December 30, 2006 and $2.9 million at December 31, 2005.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long–Term Debt

     Long–term debt consists of the following (in thousands):

	December 30,	December 31,
	2006	2005
Variable rate indebtedness:
Revolver	$—	$6,020
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	290,205	339,170
9 3/8% Senior Subordinated Notes due 2011	288,721	340,000
Total	$578,926	$685,190

     8% Notes — We pay interest on the 8% Notes semi–annually on March 1 and September 1 of each year. The 8% Notes are secured by a first lien on intellectual property owned by Playtex Products, Inc. and its domestic subsidiaries, the guarantors of the 8% Notes, and by a second lien on substantially all personal property and material owned real property, other than intellectual property, owned by us and the guarantors of the 8% Notes. We do not have the option to redeem the 8% Notes from March 1, 2007 through March 1, 2008. At our option, we may redeem the 8% Notes on or after March 1, 2008 at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

12 Months Beginning	Percentage
March 1, 2008	104.000
March 1, 2009	102.000
March 1, 2010 and thereafter	100.000

     9 3/8% Notes — We pay interest on the 9 3/8% Notes semi–annually on June 1 and December 1 of each year. At our option, we may redeem the 9 3/8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest to the redemption date:

12 Months Beginning	Percentage
June 1, 2006	104.688
June 1, 2007	103.125
June 1, 2008	101.563
June 1, 2009 and thereafter	100.000

     Revolver — Our revolver consists of a $100 million revolver in the U.S. and a $20 million Canadian dollar revolver in Canada, collectively “the Revolver.” Our Revolver expires in February 2009. The rates of interest we pay on the Revolver are, at our option, a function of certain alternative short term borrowing rates such as the London Inter Bank Offer Rate (“LIBOR”) plus an applicable margin, which fluctuates depending on certain financial ratios, or an index rate based upon the prime rate or federal funds rate plus an applicable margin, which fluctuates depending on those same financial ratios. The availability under our Revolver is subject to a borrowing base calculation, which is dependent upon the level of certain assets including eligible receivables, eligible inventory and eligible equipment, as defined in the Revolver. As of December 30, 2006, our availability under the Revolver was $61.9 million as reduced for $3.8 million of open letters of credit. We pay a quarterly commitment fee on the available but unused Revolver balance of 0.375% per annum.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long–Term Debt (Continued)

     Our Revolver is secured by a first lien on the vast majority of our personal property and a second lien on other assets owned by us and the guarantors, and contains various restrictions and limitations that may impact us. These restrictions and limitations relate to:

•	incurrence of indebtedness,	•	certain debt payments and modifications,
•	contingent obligations,	•	loans and investments,
•	liens,	•	transactions with affiliates,
•	capital expenditures,	•	changes of control,
•	mergers and acquisitions,	•	payment of consulting and management fees, and
•	asset sales, dividends and distributions,	•	compliance with laws and regulations.
•	redemption or repurchase of equity interests,

     We amended our Revolver in 2006. The amendments allowed us to repurchase our Common Stock on the open market under certain conditions and allowed us to enter into non-speculative foreign exchange hedge contracts.

     Our Revolver and the indenture for our 8% Notes also grant rights of inspection, access to management, the submission of certain financial reports, and requires us to make prepayments with the proceeds generated by us resulting from the disposition of assets, the receipt of condemnation settlements and insurance settlements from casualty losses and from the sale of equity securities under certain circumstances.

     The indentures to the Notes also contain certain restrictions and requirements. Under the terms of each of these agreements, payment of cash dividends on our common stock is restricted. Our wholly–owned domestic subsidiaries are guarantors of the Notes (see Note 18).

     The Revolver requires us to pay any outstanding principal at the February 2009 maturity date. There are no other scheduled principal repayments for the Revolver or Notes. The Notes require us to pay any outstanding principal at the 2011 maturity dates.

8. Treasury Stock

     At December 30, 2006, treasury stock consisted of 1,034,165 shares of common stock. On April 20, 2006, we announced that our Board of Directors authorized a stock buy–back program to allow for the repurchase of up to a maximum of $15 million of our Common Stock from time to time in open market or privately negotiated transactions in fiscal 2006 to allow us to mitigate the dilutive impact of our equity compensation programs. In 2006, we repurchased one million shares of our common stock on the open market at a cost of $11.6 million as part of the stock buy–back program. The objectives of this program were satisfied and the program expired at December 30, 2006. The remaining shares of treasury stock represent forfeited restricted stock. These forfeited shares may only be used to fund future grants of equity under our Stock Award Plan (see Note 10 for a description of our Stock Award Plan.)

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

     Income before income taxes are as follows (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
U.S	$42,181	$19,217	$51,421
Foreign	5,576	3,855	3,376
Total	$47,757	$23,072	$54,797

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

     Our provision (benefit) for income taxes are as follows (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Current:
Federal	$10,676	$ 4,379	$(5,083)
State and local	1,085	871	896
Foreign	1,454	1,520	1,946
	13,215	6,770	(2,241)
Deferred:
Federal	2,746	3,501	1,985
State and local	1,071	175	250
Foreign	521	98	(704)
	4,338	3,774	1,531
Total	$17,553	$10,544	$(710)

     Our provision (benefit) for income taxes differed from the amount computed using the federal statutory rate of 35% as follows (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Expected federal income tax at statutory rates	$16,715	$ 8,075	$19,179
State and local income taxes	1,401	680	745
Deferred tax expense for undistributed foreign earnings	1,327	835	755
Dividends received deduction, net	—	(6,806)	—
Change in valuation allowance for capital loss carryforward	(605)	5,599	(17,793)
Non–deductible goodwill associated with sale of non–core brands	—	2,834	—
Benefit of favorable tax audits	(1,300)	—	(2,800)
Other, net	15	(673)	(796)
Total provision (benefit) for income taxes	$17,553	$10,544	$(710)

     In late 2005, we divested certain non–core brand assets (see Note 4) resulting in a $2.4 million loss for financial reporting purposes. This divesture included $8.1 million of non–deductible goodwill and a $16.0 million capital loss for tax reporting purposes. The future tax benefit of the capital loss carryover that expires in 2010 was fully reserved through an increase to the valuation allowance due to the uncertainty of its future utilization. In 2006, we utilized $1.7 million of this capital loss carryover as a result of gains generated from the sale of certain real estate.

     On January 13, 2005, the U.S. Treasury issued Notice 2005–10 that provided initial guidance for the special repatriation provision provided by The American Jobs Creation Act of 2004. In response, we developed and implemented Domestic Reinvestment Plans (the “Plans”) in 2005. The Plans provided for our Canadian and Australian subsidiaries to pay dividends totaling $23.7 million in multiple installments during 2005. The dividends were used to partially fund our 2005 U.S. advertising program. We had fully provided U.S. taxes for the undistributed earnings of our Canadian and Australian subsidiaries at the statutory rate. As a result, we recorded tax benefits of approximately $6.8 million to reflect the reduced tax rate associated with these special repatriations, which is substantially below the statutory rate. At December 30, 2006, the undistributed earnings of our Canadian and Australian subsidiaries, for which we have fully provided U.S. taxes, were $3.5 million and $1.7 million, respectively.

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

     Taxable and deductible temporary differences and tax credit carryforwards which give rise to our deferred tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Deferred tax assets:
Allowances and reserves not currently deductible	$19,002	$14,646
Postretirement benefits reserve	6,353	5,987
Capital loss carryover	5,028	5,634
Tax basis in foreign subsidiaries	1,589	1,589
Net operating loss carryforwards	446	608
Tax credits and contribution carryforward	367	520
Other.	1,681	1,298
Subtotal	34,466	30,282
Less: valuation allowance	(5,028)	(5,634)
Total	29,438	24,648
Deferred tax liabilities:
Trademarks and other intangibles	53,878	48,013
Property, plant and equipment	28,154	29,222
Undistributed income of foreign subsidiaries	1,995	545
Other	633	21
Total	84,660	77,801
Deferred tax liabilities, net	$55,222	$53,153

     The change in the valuation allowance of $0.6 million during 2006 relates to the partial utilization of the capital loss carryforward resulting from the non–core asset sale discussed previously, for which a valuation allowance was previously established. Deferred tax assets are regularly reviewed to determine their realizability based on management’s consideration of historical taxable income, estimates of future taxable income, and timing and amounts of reversing deferred tax liabilities. A valuation allowance is established to reduce recorded deferred tax assets to amounts considered by management to be more likely than not realizable.

     We have available net operating loss carryforwards (“NOLs”) of $1.3 million at December 30, 2006 that expire in years 2009 through 2012. These NOLs relate to losses generated by Carewell Industries, Inc. prior to our acquisition of them. We can utilize these NOLs, with certain limitations, on our federal, state and local tax returns. We expect to utilize these NOLs prior to their expiration.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock–Based Compensation Plans

     At December 30, 2006, we had stock–based awards outstanding under two stock–based compensation plans which are described below.

     The Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. (the “2003 Stock Option Plan”) was approved by shareholders at the our annual meeting on May 15, 2003 and permits the granting of non–qualified stock options, incentive stock options and stock appreciation rights (“SARs”) to directors and employees. The 2003 Stock Option Plan will terminate on May 14, 2008. For options awarded prior to 2007, the option award was granted with an exercise price equal to the closing market price of Playtex Products, Inc. common stock on the day prior to the award date. For options awarded subsequent to 2006, the exercise price will be based on the closing stock price on the award date. Except for formula grants to certain non–employee directors, which vest over three, four and five–year periods, stock option awards generally vest annually over three years of continuous service. Starting in late 2004, certain awards vest annually over approximately three years of continuous service and based upon attaining certain annual performance targets as established by the Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”). There are two types of performance stock options. The first type is market condition performance stock options, which were granted to certain members of senior management and vest based upon achieving a specified average common stock price target for the fourth quarters of 2005, 2006 and 2007. The average stock price targets increase each year of the vesting period. The 2006 price target was achieved and the eligible options vested in the first quarter of 2007. The second type of performance options generally vest annually over approximately a three–year period of continuous service and upon attaining certain annual performance targets (other than stock price performance) as established annually by the Compensation Committee. If the service period requirements or the annual performance targets are not attained for the non–market condition performance options, the associated vesting tranche is forfeited. Options under this plan expire ten years from the date of the award unless otherwise specified in the award agreement. Under this plan, at December 30, 2006, we had: 7,897,105 options authorized but unissued, 5,388,541 options outstanding (includes both valued and non-valued), and 2,508,564 options available to grant.

     The Stock Award Plan was approved by shareholders at our annual meeting on May 16, 2005, permits the granting of incentive stock options, non-qualified stock options, SARs, restricted stock, restricted stock units and stock bonus and performance compensation awards to employees, directors and consultants. The Stock Award Plan will expire on October 2, 2014. At December 30, 2006, we have awarded restricted stock, performance restricted stock and performance restricted stock units under this plan. The restricted stock awards were granted to certain non–employee directors and vest annually over approximately three years of continuous service. The performance restricted stock and performance restricted stock unit awards were granted to certain employees and generally vest annually over approximately a three year period of continuous service and upon attaining certain annual performance targets as established by the Compensation Committee. If the service period requirements or the annual performance targets are not attained for the performance restricted stock or the performance restricted stock unit awards, the associated vesting tranche is forfeited. Under this plan, at December 30, 2006, we have: 4,000,000 shares authorized, 44,392 restricted shares and 1,025,589 performance restricted shares and units outstanding, 350,317 shares have vested and been distributed free of restrictions and 2,579,702 shares available to grant. Subsequent to December 30, 2006, 284,189 shares of performance restricted stock awards vested.

     Prior to January 1, 2006, we accounted for stock–based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure.” As permitted by SFAS No. 123 and SFAS No. 148, we followed the intrinsic value approach of APB No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock–Based Compensation, an Interpretation of APB No. 25” issued for determining compensation expense related to the issuance of stock options. Accordingly, we did not record any compensation expense for our stock options that vested solely on continuous service since the exercise price was equal to the fair market

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock–Based Compensation Plans (Continued)

value of our common stock on the grant date. However, in accordance with APB No. 25, in the 12 months ended December 31, 2005, we recorded $8.0 million of compensation expense related to the issuance of restricted stock, performance-based restricted stock and performance-based options.

     On January 1, 2006, we adopted the provisions of SFAS No. 123 (R) which requires us to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements.

     We adopted SFAS No. 123 (R) using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based awards granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Previously, we had recognized the impact of forfeitures as they occurred. The grant date fair value of the awards generally vests over the service period. Total stock compensation expense associated with stock options, restricted stock awards and restricted stock units recognized by the Company for the fiscal year ended December 30, 2006 was $8.4 million, or $5.3 million net of taxes. This expense is included in SG&A expenses.

     In fiscal years prior to 2006, the attribution method used to determine compensation cost varied based on the type of stock–based award. For performance–based options with either a performance or market condition, and restricted stock with a performance condition, all of which vest based on continuous service and the Company’s attainment of the performance or market condition, we used a straight–line method of recognizing compensation cost over the service period when attainment of the performance or market condition was determined to be probable. For stock options and restricted stock awards that vested solely based on continuous service, we used the accelerated method of recognizing compensation costs (for pro forma disclosure purposes only) for awards with graded vesting. The accelerated method treated tranches of a grant as separate awards, amortizing the compensation costs over each vesting period within a grant. For example, for an award vesting ratably over a three-year period, the associated compensation expense was recognized as follows: 61% in the first year, 28% in the second year, and 11% in the third year. Beginning in fiscal 2006, as allowed by SFAS No. 123 (R), we elected to recognize compensation costs for all new awards using the straight–line method, amortizing the expense ratably over the service period for the award, or one–third per year for an award vesting ratably over approximately a three year period.

     In order for options and restricted stock awards to be valued, a grant date must be determined. Those options and restricted stock awards for which a grant date has not been determined are considered “non–valued.” Certain of our performance-based options and performance-based restricted stock awards vest annually over approximately a three year period. For these awards, the annual performance target for each vesting year is determined during the first quarter of that vesting year. The date that the associated annual performance target is set is considered the grant date under SFAS No. 123(R) and is the date we measure the fair value of those previously issued but non–valued awards.

     We estimated the fair value of equity awards granted during the fiscal year ended December 30, 2006 on the date of grant using the Black–Scholes option-pricing formula. The following weighted average assumptions were used to value the 2006 grants: expected life ranging from 5.1 years to 6.1 years; expected stock volatility of 38%; risk–free interest rate range of 4.58% to 5.06%; and expected dividend yield of 0% during the expected term. We estimated the fair value of option awards granted prior to January 1, 2006 using the Black–Scholes option-pricing formula, with

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock–Based Compensation Plans (Continued)

the exception of performance-based options that vested based on achievement of targets for the Company’s stock price. These options were valued using a Monte Carlo simulation valuation model. See Note 1 for the Black–Scholes weighted-average assumptions for grants made during the prior two fiscal years.

     The following table summarizes our stock option activity for the year ended December 30, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In 000’s)	Price	(Years)	(In 000’s)
Outstanding valued options at December 31, 2005	5,374	$9.08
Granted	412	$10.93
Exercised	(454)	$10.06
Expired	(116)	$13.93
Forfeited	(149)	$9.83
Outstanding valued options at December 30, 2006	5,067	$9.01	6.6	$27,485
Outstanding valued vested options and options expected to
vest in the future at December 30, 2006	5,000	$9.01	6.4	$27,134
Outstanding non–valued options expected to vest	277	$10.96	8.9	946
Outstanding expected to vest (valued and non–valued)	5,277	$9.11	6.5	$28,080

Exercisable at December 30, 2006	3,204	$9.60	5.7	$15,593

     The following table summarizes our restricted shares and restricted stock units (“RSU”) activity for the year ended December 30, 2006:

			Weighted
			Average
	Shares	Weighted	Remaining
	and	Average	Contractual
	RSU’s	Grant Date	Life
	(In 000’s)	Fair Value	(In Years)
Outstanding valued at December 31, 2005	365	$10.74
Granted(1)	499	$10.59
Vested	(350)	$10.74
Forfeited	(20)	$10.55
Outstanding valued at December 30, 2006(1)	494	$10.60	0.2
Outstanding valued and expected to vest in the future(1)	484	$10.78	0.2
Outstanding non–valued and expected to vest(2)	534	N/A	1.3
Outstanding expected to vest (valued and non–valued)	1,018	N/A	0.8
____________________

(1)	Includes 6 thousand valued RSUs granted to international associates.

(2)	Includes 12 thousand non-valued RSUs awarded to international associates.

     Total intrinsic value of options exercised during the year ended December 30, 2006 amounted to $1.3 million and during the year ended December 31, 2005 amounted to $2.2 million. There were no options exercised during fiscal 2004. As of December 30, 2006, there was approximately $2.6 million of total unrecognized compensation costs related to our valued stock options and restricted shares that are expected to vest, which will be recognized over a weighted-average period of approximately 0.6 years.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock–Based Compensation Plans (Continued)

     The following table summarizes our stock option activity, and includes all options awarded (i.e. both valued and non-valued option awards) for the years ended December 31, 2005 and December 25, 2004.

	2005		2004
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	(In 000’s)	Price	(In 000’s)	Price
Outstanding at beginning of year	7,642	$9.44	7,426	$10.91
Granted	1,329	10.34	2,820	6.99
Exercised	(1,307)	9.30	—	—
Expired	(117)	7.96	(84)	13.00
Forfeited	(1,698)	11.10	(2,520)	10.88
Outstanding at end of year	5,849	7.43	7,642	9.44

Options exercisable at year–end	2,863	10.19	4,156	11.15
Weighted–average fair value
of options granted during the year		$5.24		$2.62

11. Earnings Per Share

     The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the last three fiscal years (in thousands, except per share data):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Numerator:
Net income	$30,204	$12,528	$55,507
Denominator:
Weighted average common shares outstanding — Basic	62,416	61,837	61,216
Effect of Dilutive Securities:
Dilutive effect of restricted stock	194	113	—
Dilutive effect of performance based stock options	227	58	—
Dilutive effect of time based stock options	700	544	9
Weighted average common shares outstanding — Diluted	63,537	62,552	61,225
Earnings Per Share:
Basic and diluted	$0.48	$0.20	$0.91

     The basic weighted average shares outstanding do not include non–vested shares of restricted stock. The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for purposes of GAAP and are therefore excluded from basic weighted average shares outstanding.

     Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options and restricted stock granted to our employees and members of our Board of Directors. At December 30, 2006, December 31, 2005, and December 25, 2004, the Company had common stock equivalents totaling 1.6 million shares, 1.9 million shares and 7.6 million shares, respectively, which were not

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Share (Continued)

included in the diluted EPS calculation, since their impact would have been anti–dilutive. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the potentially dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation.

12. Commitments and Contingencies

     Our leases are primarily for facilities, manufacturing equipment, automobiles and information technology equipment. We lease certain facilities, which have original lease terms ranging from one to fifteen years. The majority of our facility leases provide for a renewal option at our discretion, some of which may require increased rent expense. Some of our facility leases also contain pre–determined rent increases over the lease term, although such increases are not material to our operating results. In addition, certain of our facility leases require payment of operating expenses, such as common area charges and real estate taxes. The majority of our leased equipment contains fair value purchase options at the end of the lease term. Future minimum payments under non–cancelable operating leases, with initial terms exceeding one year, for fiscal years ending after December 30, 2006 are as follows: $6.3 million in 2007, $4.3 million in 2008, $3.8 million in 2009, $3.4 million in 2010, $1.7 million in 2011 and $1.6 million in later years. Sublease rental income commitments are $0.4 million in the next fiscal year.

     Rent expense for operating and month–to–month leases amounted to $8.8 million for fiscal 2006 and 2005 and $9.9 million for fiscal 2004. Sublease rental income was $0.4 million for fiscal 2006, 2005 and 2004. Our two largest rental agreements include a provision for scheduled rent increases. For leases entered into prior to 2005, we have not recorded expense on a straight–line basis over the rental term as described in SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin 85–3, “Accounting for Operating Leases with Scheduled Rent Increases”. However, we have compared rent expense as recorded to the amount of rent expense using the straight–line method and determined that the difference was immaterial.

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

13. Pension and Other Postretirement Benefits

     Defined Benefit Pension Plans — Substantially all of our U.S. hourly and most of our Canadian employees participate in company–sponsored pension plans. At December 30, 2006, approximately 1,000 participants were covered by these plans and approximately 500 of them were receiving benefits. We use a December 31 measurement date for our plans.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Pension and Other Postretirement Benefits (Continued)

     Changes in pension benefits, which are retroactive to previous service of employees, and gains and losses on pension assets, that occur because actual experience differs from assumptions, are amortized over the estimated average future service period of employees. Actuarial assumptions for the plans include the following and are based on a calendar year–end measurement date:

	Pension Plan		Other Benefits
	Year Ended		Year Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Assumptions Used to Determine Benefit Obligations:
U.S. Plans:
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Canadian Plans:
Discount rate	5.25%	5.25%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Assumptions Used to Determine Net Periodic Benefit Cost:
U.S. Plans:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Canadian Plans:
Discount rate	5.25%	6.00%	N/A	N/A
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

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

     Net pension expense for fiscal 2006, 2005 and 2004 is included in operating income in the Consolidated Statements of Income and includes the following components (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
Net Pension Expense:	2006	2005	2004
Service cost	$1,086	$1,523	$1,427
Interest cost	3,444	3,377	3,177
Expected return on plan assets	(4,616)	(4,487)	(4,304)
Loss due to special termination benefits	—	1,438	—
Amortization of prior service cost	12	12	18
Recognized actuarial loss	451	321	131
Loss due to curtailments	—	108	419
Amortization of transition obligation	23	23	37
Net pension expense	$400	$2,315	$905

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Pension and Other Postretirement Benefits (Continued)

     Reconciliation of the change in benefit obligations, change in plan assets, and the funded status of the plans for fiscal 2006 and 2005 are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$62,785	$54,682
Service cost	1,086	1,523
Interest cost	3,444	3,377
Actuarial (gain) loss	(1,386)	3,848
Benefits paid	(3,233)	(3,205)
Loss due to special termination benefits	—	1,438
Curtailments	—	721
Foreign currency exchange rate changes	(19)	401
Benefit obligation at end of year	$62,677	$62,785
Change in Plan Assets
Fair value of plan assets at beginning of year	$55,875	$53,857
Actual return on plan assets	5,140	3,590
Benefits and expenses paid	(3,233)	(3,228)
Employer contributions	1,094	1,367
Foreign currency exchange rate changes	(15)	289
Fair value of plan assets at end of year	$58,861	$55,875
Amounts Recognized on the Balance Sheet consist of:
Before adoption of SFAS No. 158:
Prepaid benefit cost	$4,277	$—
Accrued benefit liability	(588)	(2,457)
Intangible asset	343	379
Accumulated other comprehensive income	2,091	7,510
Net amount recognized before adoption of SFAS No. 158	$6,123	$5,432
After adoption of SFAS No. 158:
Noncurrent liabilities	$(3,816)
Net amount recognized after adoption of SFAS No. 158	$(3,816)
Amounts Recognized in Accumulated Other Comprehensive Income,
Before Tax, consist of:
Net actuarial loss	$9,596
Net transition obligation	214
Net prior service cost	129
Net amount recognized	$9,939

     The adoption of the recognition portion of SFAS No. 158 resulted in a charge of $7.8 million, before tax, to accumulated other comprehensive income in fiscal 2006.

Amounts expected to be recognized in net periodic pension expense in fiscal 2007 (in thousands):
Actuarial loss recognition	$294
Amortization of prior service cost	12
Actuarial obligation	24
Total amount expected to be recognized in fiscal 2007	$330

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Pension and Other Postretirement Benefits (Continued)

     Included in the totals above are our Canadian plans, which have accumulated benefit obligations in excess of plan assets as follows (in thousands):

	December 30,	December 31,
	2006	2005
Projected benefit obligation	$9,065	$8,395
Accumulated benefit obligation	8,508	7,665
Fair value of plan assets	7,920	6,571

Included in the totals above is our U.S. plan, which has accumulated benefit obligations in excess of plan assets, for fiscal 2005 only, as follows (in thousands):

	December 30,	December 31,
	2006	2005
Projected benefit obligation	$53,612	$54,390
Accumulated benefit obligation	50,686	50,667
Fair value of plan assets	50,940	49,304

     The accumulated benefit obligation for all defined benefit pension plans at December 30, 2006 and December 31, 2005 was $59.2 million and $58.3 million, respectively.

     The pension plans assets are invested primarily in fixed income and equity mutual funds, marketable equity securities, insurance contracts, and cash and cash equivalents. The plans do not invest in any Playtex Products, Inc. securities. The weighted average asset allocations at December 30, 2006 and December 31, 2005, by asset category, were as follows:

		Plan Asset Allocation at:
	Target	December 30,	December 31,
	Allocation	2006	2005
Asset Category (U.S. Plan)
Equity	40%	41%	41%
Debt securities	60%	59%	59%
Total	100%	100%	100%

     The Canada pension plan, which constitutes 14% of consolidated fair value of plan assets, at December 30, 2006, has a slightly different target allocation, which was essentially 50% equity and 50% debt securities.

The main objectives of the plans are to: maintain the purchasing power of the current assets and all future contributions, to have the ability to pay all benefits and expense obligations when due, to achieve a “funding cushion,” to maximize return within prudent levels of risk, and to control the cost of administering the plan and managing investments. The investment horizon is greater than five years and the plan’s strategic asset allocation is based on a long–term perspective.

     In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

     In selecting the expected long–term rate of return on assets assumption, we considered the average rate of income on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

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

     The components of the net periodic postretirement benefit expense, which is included in operating income in the Consolidated Statements of Income for fiscal 2006, 2005, and 2004, are as follows (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Net Periodic Postretirement Benefit Expense
Service cost — benefits earned during the period	$586	$661	$676
Interest cost on accumulated benefit obligation	963	942	1,143
Amortization of prior service benefit	(2,334)	(2,334)	(2,334)
Recognized actuarial loss	882	886	1,282
Net periodic postretirement benefit expense	$97	$155	$767

     Reconciliation of the change in benefit obligations, change in plan assets, and the funded status of the plans for fiscal 2006 and 2005 are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$16,422	$20,282
Service cost	586	661
Interest cost	962	942
Retiree contributions	673	563
Actuarial loss (gain)	973	(4,166)
Benefits paid	(2,023)	(1,860)
Benefit obligation at end of year	$17,593	$16,422

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,350	1,297
Employee contributions	673	563
Benefits paid	(2,023)	(1,860)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on the Balance Sheet consist of:
Before adoption of SFAS No. 158:
Funded status at year-end	$(17,593)	$(16,422)
Net actuarial loss	10,229	10,138
Net prior service cost	(6,404)	(8,738)
Net amount recognized as a noncurrent liability before adoption of SFAS No. 158	$(13,768)	$(15,022)

After adoption of SFAS No. 158:
Current liabilities	$(1,065)
Noncurrent liabilites	(16,528)
Net amount recognized after adoption of SFAS No. 158	$(17,593)

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Pension and Other Postretirement Benefits (Continued)

       Amounts Recognized in Accumulated Other Comprehensive Income, Before Tax, consist of (in thousands):

December 30,
2006
Net actuarial loss	$10,229
Net prior service cost	(6,404)
Net amount recognized	$3,825

Amounts Expected to be Recognized in Net Periodic Postretirement Expense in Fiscal 2007 (in thousands):
Actuarial loss recognition	$847
Amortization of prior service credit	(2,334)
Total amount expected to be recognized in fiscal 2007	$(1,487)

     The adoption of the recognition portion of SFAS No. 158 resulted in a charge of $3.8 million, before tax, to accumulated other comprehensive income in fiscal 2006 for postretirement benefits other than pensions.

     On a combined basis for the pension and other postretirement benefits, the adoption of SFAS No. 158 resulted in a charge of $11.6 million, before tax, to accumulated other comprehensive income at December 30, 2006.

     The components of the $4.2 million actuarial gain for 2005 was the result of certain plan changes ($2.4 million), the impact of the Medicare Part D subsidy ($1.5 million) and the demographic and cost trend assumptions ($0.3 million).

     The assumed health care cost trend rate and discount rate were 8.50% and 6.00% in 2006, respectively, compared to 9.00% and 5.75% in 2005, respectively. The assumed health care cost trend rate is anticipated to trend down until the final trend rate of 5.00% is reached in 2014. A one percentage point increase or decrease in the assumed health care cost trend rate would change the sum of the service and interest cost components of the fiscal 2006 net periodic postretirement benefit expense by less than 1%. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement funded status as of December 30, 2006 by less than 1%.

Cash Flows

     We are required to contribute approximately $0.9 million to our pension plans during the next fiscal year beginning on December 31, 2006 and ending on December 29, 2007. In addition, we estimate that we will be required to pay approximately $1.3 million to fund the current year cost of our postretirement benefit plans for our retirees.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Other
	Benefits	Benefits
2007	$3,053	$1,096
2008	7,033	1,129
2009	3,143	1,126
2010	3,236	1,156
2011	3,350	1,139
Years 2012 through 2016	19,735	5,974

     Defined Contribution Benefit Plans — We also provide four defined contribution plans covering various employee groups, two of which have non–contributory features. The amounts charged to income for the defined contribution plans totaled $6.8 million, $6.6 million and $7.5 million for our last three fiscal years ended 2006, 2005, and 2004, respectively.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Business Segments and Geographic Area Information

     We are organized into three core business segments, Feminine Care, Skin Care and Infant Care, and one non–core business segment, which included all other brands not classified in one of the three core categories. In late 2005, we sold certain assets of the non–core business segment as well as certain assets in the Skin Care segment. In late 2004, we sold certain assets related to the Woolite brand, which was part of the non-core business segment. For comparative purposes, we have included all of these divested assets into a “Divested” business segment to provide a more meaningful comparison of operating results, as impacted by the brand asset sale.

     Our Feminine Care segment includes a wide range of plastic and cardboard applicator tampons, as well as complementary products, marketed under such brand names as:

●	Plastic applicator tampons:		●	Cardboard applicator tampons:
	–	Playtex Gentle Glide, and		–	Playtex Beyond.
	–	Playtex Sport.	●	Personal Cleansing Cloths.

Our Skin Care segment includes the following brands:

●	Banana Boat Sun Care products,		●	Playtex Gloves.
●	Wet Ones pre–moistened towelettes, and

     Our Skin Care segment previously included Baby Magic baby toiletries and Mr. Bubble children’s bubble bath, which were divested in late 2005. As a result, we have reclassified the results of these brands to the Divested segment for all periods presented.

Our Infant Care segment includes the following brands:

●	Playtex disposable feeding products,		●	Diaper Genie diaper disposal systems,
●	Playtex reusable hard bottles,		●	Playtex breastfeeding products, and
●	Playtex cups and mealtime products,		●	Playtex Hip Hammock child carrier.
●	Playtex pacifiers,

     Our Divested segment includes the non–core brands that were divested in 2005 and 2004.

     Our business segments’ results for the last three fiscal periods are as follows. Corporate includes general and administrative charges not allocated to the business segments as well as all restructuring charges, equity compensation charges and amortization of intangibles (in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
	Net	Operating	Net	Operating	Net	Operating
	Sales	Income	Sales	Income	Sales	Income
Feminine Care	$229,422	$69,469	$229,729	$73,156	$227,057	$69,090
Skin Care	230,796	55,508	195,729	43,121	183,308	33,402
Infant Care	175,930	43,284	169,793	44,685	165,964	44,837
Subtotal	636,148	168,261	595,251	160,962	576,329	147,329
Divested	—	—	48,555	8,361	90,567	11,457
Subtotal	$636,148	168,261	$643,806	169,323	$666,896	158,786
Corporate		(58,208)		(69,968)		(27,643)
Total		$110,053		$99,355		$131,143

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Business Segments and Geographic Area Information (Continued)

     The amount of depreciation allocated to each business segment is as follows (in thousands):

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Feminine Care	$4,551	$4,661	$4,430
Skin Care	2,045	2,234	1,920
Infant Care	3,758	3,622	3,397
Subtotal	10,354	10,517	9,747
Divested	—	467	659
Depreciation included in segment operating income	10,354	10,984	10,406
Depreciation not allocated to segments	4,452	4,800	4,362
Consolidated depreciation	$14,806	$15,784	$14,768

Geographic Area Information

     Net sales and operating income represents sales to unaffiliated customers only. Intergeographic sales are minimal and are not disclosed separately. Net sales and operating income within the U.S. include all 50 states and its territories. Corporate charges that are not allocated to segments (see preceding table) are included in operating income for the U.S. International net sales and operating income represents business activity outside of the U.S. and its territories and export sales to foreign distributors (in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
	Net	Operating	Net	Operating	Net	Operating
	Sales	Income	Sales	Income	Sales	Income
United States	$559,482	$92,697	$573,701	$84,944	$599,356	$116,872
International	76,666	17,356	70,105	14,411	67,540	14,271
Total	$636,148	$110,053	$643,806	$99,355	$666,896	$131,143

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Business Segments and Geographic Area Information (Continued)

     Identifiable assets by geographic area represent those assets that are used in our operations in each area. U.S. includes all 50 states and its territories, and International represents assets outside of the U.S. and its territories (in thousands):

	December 30,	December 31,
Identifiable Assets	2006	2005
United States(1)	$906,078	$980,024
International(2)	21,552	22,173
Total	$927,630	$1,002,197
____________________

(1)	All goodwill and trademarks reside in the United States. Includes other long–lived assets, net of $123.7 million in 2006 and $125.2 million in 2005.

(2)	The majority of our international identifiable assets are related to our Canadian subsidiary, which includes long–lived assets, net of $0.1 million in 2006 and 2005.

     At December 30, 2006 and December 31, 2005, goodwill by business segment was $246.6 million for Feminine Care, $118.8 million for Skin Care and $120.2 million for Infant Care.

15. Business and Credit Concentrations

     Most of our customers are dispersed throughout the United States and Canada. Wal–Mart Stores, Inc., our largest customer, accounted for approximately 29% of our consolidated net sales in 2006, approximately 28% in 2005 and in 2004. Target Corporation, our second largest customer, accounted for approximately 12% of our consolidated net sales in 2006, approximately 13% in 2005 and approximately 11% in 2004. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2006. Outstanding trade accounts receivable related to transactions with our largest customer were $19.3 million at December 30, 2006 and $19.4 million at December 31, 2005. Outstanding trade accounts receivable related to transactions with our customers ranked second through tenth in net sales, ranged from $11.2 million to $1.8 million at December 30, 2006 and ranged from $12.7 million to $1.4 million at December 31, 2005. Sales to these customers were made from all of our business segments.

16. Disclosure about the Fair Value of Financial Instruments

     Cash, Receivables, and Accounts Payable — The carrying amounts approximate fair value because of the short–term nature of these instruments.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Disclosure about the Fair Value of Financial Instruments (Continued)

     Long–term Debt and Other Financial Instruments — The fair value of the following financial instruments was estimated at December 30, 2006 and December 31, 2005 as follows (in thousands):

	December 30, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
8% Senior Secured Notes due 2011(1)	$290,205	$302,901	$339,170	$362,064
9 3/8% Senior Subordinated Notes due 2011(1)	288,721	300,992	340,000	357,000
Revolver(2)	—	—	6,020	6,020

17. Quarterly Data (Unaudited)

     The following is a summary of our quarterly results of operations and market price data for our common stock for fiscal 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
Net sales	$176,025	$180,289	$142,401	$137,433
Gross profit	97,201	97,412	76,479	72,733
Operating income	34,636	31,889	21,447	22,081
Net income	9,419	10,290	4,011	6,484
Earnings per share, basic and diluted(3)	$0.15	$0.16	$0.06	$0.10

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter
Net sales	$186,685	$177,014	$146,649	$133,458
Gross profit	99,672	92,526	78,550	72,070
Operating income	40,570	30,407	21,078	7,300
Net income (loss)	14,969	6,162	3,371	(11,974)
Earnings per share, basic and diluted(3)	$0.24	$0.10	$0.05	$(0.19)
____________________

(1)	The estimated fair value was based on quotes provided by independent securities dealers.

(2)	Our Revolver is a variable rate instrument and the carrying amount approximated its fair value because the rate of interest on borrowing under the Revolver is a function of short–term borrowing rates.

(3)	Earnings per share data are computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information

     The payment obligations of our Notes, which were issued by the parent company, Playtex Products, Inc., are guaranteed by our wholly–owned domestic subsidiaries (the “Guarantors”). The Guarantors are joint and several guarantors of the Notes. Such guarantees are irrevocable, full and unconditional. The guarantees are senior subordinated obligations and are subordinated to all senior obligations including guarantees of our obligations under the Revolver. Our wholly–owned foreign subsidiaries (the “Non–Guarantors”) do not guarantee the payment of our Notes. For a listing of our wholly–owned subsidiaries that are Guarantors and Non–Guarantors, see Exhibit 21(a) filed with this Annual Report on Form 10-K.

     The following information presents our condensed consolidating financial position as of December 30, 2006 and December 31, 2005 and our condensed consolidating statements of income and cash flows for each of the last three fiscal years 2006, 2005 and 2004. The presentation is made as follows:

the Company on a consolidated basis, the parent company only,	the combined Guarantors, and the combined Non–Guarantors.

Condensed Consolidating Balance Sheet
as of December 30, 2006
(In thousands)

			Parent		Non–
Assets	Consolidated	Eliminations	Company	Guarantors	Guarantors
Current assets	$199,730	$73	$118,361	$62,813	$18,483
Investment in subsidiaries	—	(494,145)	487,981	6,164	—
Intercompany receivable	—	(191,283)	—	186,783	4,500
Net property, plant and equipment	111,383	—	3	111,320	60
Intangible assets	607,829	—	416,942	190,887	—
Other noncurrent assets	8,688	(1,202)	8,189	305	1,396
Total assets	$927,630	$(686,557)	$1,031,476	$558,272	$24,439
Liabilities and Stockholders’ Equity
Current liabilities	$114,025	$(2,414)	$96,978	$5,912	$13,549
Intercompany payable	—	(190,071)	161,191	26,579	2,301
Long–term debt	578,926	—	578,926	—	—
Other noncurrent liabilities	92,413	73	52,115	40,293	(68)
Total liabilities	785,364	(192,412)	889,210	72,784	15,782
Stockholders’ equity	142,266	(494,145)	142,266	485,488	8,657
Total liabilities and stockholders’ equity	$927,630	$(686,557)	$1,031,476	$558,272	$24,439

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheet
as of December 31, 2005
(In thousands)

			Parent		Non–
Assets	Consolidated	Eliminations	Company	Guarantors	Guarantors
Current assets	$268,261	$589	$181,370	$66,437	$19,865
Investment in subsidiaries	—	(475,783)	471,640	4,143	—
Intercompany receivable	—	(174,749)	—	174,683	66
Net property, plant and equipment	110,314	—	2	110,199	113
Intangible assets	610,363	—	418,131	192,232	—
Other noncurrent assets	13,259	—	12,013	952	294
Total assets	$1,002,197	(649,943)	$1,083,156	$548,646	$20,338
Liabilities and Stockholders’ Equity
Current liabilities	$119,603	$(668)	$102,983	$10,060	$7,228
Intercompany payable	—	(174,749)	137,054	37,241	454
Long–term debt	685,190	—	679,170	—	6,020
Other noncurrent liabilities	83,287	1,257	49,832	33,237	(1,039)
Total liabilities	888,080	(174,160)	969,039	80,538	12,663
Stockholders’ equity	114,117	(475,783)	114,117	468,108	7,675
Total liabilities and stockholders’ equity	$1,002,197	$(649,943)	$1,083,156	$548,646	$20,338

Condensed Consolidating Statement of Income
For the Year Ended December 30, 2006
(In thousands)
			Parent		Non–
Consolidated		Eliminations	Company	Guarantors	Guarantors
Net revenues	$636,148	$(384,305)	$607,065	$354,994	$58,394
Cost of sales	292,323	(309,564)	301,174	266,654	34,059
Gross profit	343,825	(74,741)	305,891	88,340	24,335
Operating expenses:
Selling, general and administrative	233,898	(74,741)	224,995	65,018	18,626
Restructuring, net	(357)	—	(488)	—	131
Amortization of intangibles	2,575	—	2,139	436	—
Total operating expenses	236,116	(74,741)	226,646	65,454	18,757
Gain on sale of certain assets	2,344	—	—	1,695	649
Operating income	110,053	—	79,245	24,581	6,227
Interest expense, net	54,796	—	54,700	—	96
Expenses related to retirement of debt, net	7,431	—	7,431	—	—
Other expenses	69	—	—	—	69
Equity in net income of subsidiaries	—	21,702	(17,910)	(3,792)	—
Income before income taxes	47,757	(21,702)	35,024	28,373	6,062
Provision for income taxes	17,553	—	4,820	10,885	1,848
Net income	$30,204	$(21,702)	$30,204	$17,488	$4,214

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005
(In thousands)

			Parent		Non–
	Consolidated	Eliminations	Company	Guarantors	Guarantors
Net revenues	$643,806	$(374,673)	$597,153	$367,941	$53,385
Cost of sales	300,988	(313,179)	302,103	280,418	31,646
Gross profit	342,818	(61,494)	295,050	87,523	21,739
Operating expenses:
Selling, general and administrative	233,996	(61,494)	209,861	69,207	16,422
Restructuring, net	4,224	—	3,092	374	758
Amortization of intangibles	2,822	—	1,594	1,228	—
Total operating expenses	241,042	(61,494)	214,547	70,809	17,180
(Loss) gain on sale of certain assets	(2,421)	—	(8,592)	6,171	—
Operating income	99,355	—	71,911	22,885	4,559
Interest expense, net	64,396	—	68,394	(3,868)	(130)
Expenses related to retirement of debt, net	11,866	—	11,866	—	—
Other expenses	21	—	—		21
Equity in net income of subsidiaries	—	34,945	(32,559)	(2,386)	—
Income before income taxes	23,072	(34,945)	24,210	29,139	4,668
Provision (benefit) for income taxes	10,544	—	11,682	(2,607)	1,469
Net income	$12,528	$(34,945)	$12,528	$31,746	$3,199

Condensed Consolidating Statement of Income
For the Year Ended December 25, 2004
(In thousands)
			Parent		Non–
	Consolidated	Eliminations	Company	Guarantors	Guarantors
Net revenues	$666,896	$(420,182)	$624,360	$411,253	$51,465
Cost of sales	323,157	(314,159)	307,288	299,347	30,681
Gross profit	343,739	(106,023)	317,072	111,906	20,784
Operating expenses:
Selling, general and administrative	241,428	(106,023)	249,260	83,534	14,657
Restructuring, net	9,969	—	2,621	5,389	1,959
Loss on impairment of assets	16,449	—	12,683	3,766	—
Amortization of intangibles	1,293	—	460	833	—
Total operating expenses	269,139	(106,023)	265,024	93,522	16,616
Gain on sale of assets	56,543	—	56,543	—	—
Operating income	131,143	—	108,591	18,384	4,168
Interest expense, net	69,561	—	69,833	—	(272)
Expenses related to retirement of debt, net	6,432	—	6,432	—	—
Other expenses	353	—	298	—	55
Equity in net income of subsidiaries	—	15,603	(13,333)	(2,270)	—
Income before income taxes	54,797	(15,603)	45,361	20,654	4,385
Provision (benefit) for income taxes	(710)	—	(10,146)	8,331	1,105
Net income	$55,507	$(15,603)	$55,507	$12,323	$3,280

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2006
(In thousands)

			Parent		Non–
	Consolidated	Eliminations	Company	Guarantors	Guarantors
Cash flows from operations:
Net income (loss)	$30,204	$(21,702)	$30,204	$17,488	$4,214
Adjustments to reconcile net income to net
cash provided by operations:
Depreciation	14,806	—	1	14,742	63
Amortization of intangibles	2,575	—	2,139	436	—
Amortization of deferred financing costs	2,422	—	2,324	—	98
Equity compensation	8,406	—	8,406	—	—
Deferred taxes	4,338	—	(1,008)	5,036	310
Premium on debt repurchases	6,050	—	6,050	—	—
Write–off of deferred fees related to
retirement of debt	1,381	—	1,381	—	—
Gain on sale of certain assets	(2,344)	—	—	(1,570)	(774)
Other, net	(71)	21,702	(22,520)	1,872	(1,125)
Increase in net working capital	4,258	—	315	(524)	4,467
Increase in amounts due to Parent	—	—	28,154	(22,762)	(5,392)
Net cash provided by operations	72,025	—	55,446	14,718	1,861
Cash flows from investing activities:
Capital expenditures	(16,550)	—	(3)	(16,538)	(9)
Net proceeds from sale of assets	2,635	—	—	1,861	774
Payments for intangible assets	(4,587)	—	(4,546)	(41)	—
Net cash used for investing activities	(18,502)	—	(4,549)	(14,718)	765
Cash flows from financing activities:
Long–term debt repurchases	(100,244)	—	(100,244)	—	—
Repayments under revolving credit
facilities	(9,410)	—	(3,100)	—	(6,310)
Borrowings under revolving credit
facilities	3,100	—	3,100	—
Premium on debt repurchases	(6,050)	—	(6,050)	—	—
Proceeds from issuance of stock	4,579	—	4,579	—	—
Purchases of Company stock for treasury	(11,551)	—	(11,551)	—	—
Net cash used for financing activities	(119,576)	—	(113,266)	—	(6,310)
Effect of exchange rate changes on cash	46	—	—	—	46
Decrease in cash and cash equivalents	(66,007)	—	(62,369)	—	(3,638)
Cash and cash equivalents at
beginning of period	94,447	—	88,362	1	6,084
Cash and cash equivalents at end of period	$28,440	$—	$25,993	$1	$2,446

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(In thousands)

			Parent		Non–
	Consolidated	Eliminations	Company	Guarantors	Guarantors
Cash flows from operations:
Net income	$12,528	$(34,945)	$12,528	$31,746	$3,199
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation	15,784	—	13	15,243	528
Amortization of intangibles	2,822	—	1,594	1,228	—
Amortization of deferred financing costs	2,676	—	2,676	—	—
Amortization of unearned equity compensation	8,029	—	6,606	1,423	—
Deferred taxes	3,774	—	12,809	(9,936)	901
Premium on bond repurchases	9,759	—	9,759	—	—
Write–off of deferred fees related to retirement
of debt	2,107	—	2,107	—	—
Loss (gain) on sale of assets	2,421	—	8,592	(6,171)	—
Other, net	2,124	34,945	(21,971)	(10,948)	98
Increase in net working capital	715	—	(9,356)	9,432	639
Increase in amounts due to Parent	—	—	54,856	(55,332)	476
Net cash provided by operations	62,739	—	80,213	(23,315)	5,841
Cash flows from investing activities:
Capital expenditures	(10,372)	—	—	(10,160)	(212)
Net proceeds from sale of assets	55,732	—	14,222	41,510	—
Payments for intangible assets	(38,807)	—	(6,328)	(32,479)	—
Net cash provided by investing activities	6,553	—	7,894	(1,129)	(212)
Cash flows from financing activities:
Borrowings under revolving credit facilities	6,020	—	—	—	6,020
Long–term debt repayments	(120,830)	—	(120,830)	—	—
Premium on bond repurchases	(9,759)	—	(9,759)	—	—
Payment of financing costs	(292)	—	—	—	(292)
Receipt (payment) of dividends	—	—	—	24,444	(24,444)
Proceeds from issuance of stock	12,159	—	12,159	—	—
Net cash used for financing activities	(112,702)	—	(118,430)	24,444	(18,716)
Effect of exchange rate changes on cash	91	—	—	—	91
Decrease in cash and cash equivalents	(43,319)	—	(30,323)	—	(12,996)
Cash and cash equivalents at beginning of period	137,766	—	118,685	1	19,080
Cash and cash equivalents at end of period	$94,447	$—	$88,362	$1	$6,084

PLAYTEX PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 25, 2004
(In thousands)

			Parent		Non–
	Consolidated	Eliminations	Company	Guarantors	Guarantors
Cash flows from operations:
Net income	$55,507	$(15,603)	$55,507	$12,323	$3,280
Adjustments to reconcile net income to
net cash provided by operations:
Depreciation	14,768	—	15	14,545	208
Amortization of intangibles	1,293	—	460	833	—
Amortization of deferred financing
costs	2,574	—	2,574	—	—
Deferred taxes	1,531	—	(278)	2,626	(817)
Discount on bond repurchases	(450)	—	(450)	—	—
Write–off of deferred fees related to
retirement of debt	6,882	—	6,882	—	—
Gain on sale of assets	(56,543)	—	(56,543)	—	—
Loss on impairment of assets	16,449	—	12,683	3,766	—
Other, net	1,855	15,595	(16,071)	1,160	1,171
Increase in net working capital	28,863	—	22,540	5,035	1,288
Increase in amounts due to Parent	—	—	27,264	(26,636)	(628)
Net cash provided by operations	72,729	(8)	54,583	13,652	4,502
Cash flows from investing activities:
Capital expenditures	(13,871)	—	(9)	(13,652)	(210)
Net proceeds from sale of assets	59,924	—	59,924	—	—
Intangible assets acquired	(3,504)	—	(3,504)	—	—
Net cash provided by investing
activities	42,549	—	56,411	(13,652)	(210)
Cash flows from financing activities:
Borrowings under revolving
credit facilities	115,800	—	115,800	—	—
Repayments under revolving credit
facilities	(115,800)	—	(115,800)	—	—
Long–term debt borrowings	467,500	—	467,500	—	—
Long–term debt repayments	(460,750)	—	(460,750)	—	—
Discount on bond repurchases	450	—	450	—	—
Payment of financing costs	(12,850)	—	(12,850)	—	—
Net cash used for financing
activities	(5,650)	—	(5,650)	—	—
Effect of exchange rate changes on cash	685	—	—	—	685
Increase (decrease) in cash and
cash equivalents	110,313	(8)	105,344	—	4,977
Cash and cash equivalents at
beginning of period	27,453	8	13,341	1	14,103
Cash and cash equivalents at
end of period	$137,766	$—	$118,685	$1	$19,080

PLAYTEX PRODUCTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(In thousands)

	Balance at	Additions	Write–off,	Balance
	Beginning of	Charged to	Net of	at End of
	Period	Income	Recoveries	Period
Description
December 25, 2004
Allowance for doubtful accounts(1)	$(1,077)	$(71)	$(166)	$(1,314)
December 31, 2005
Allowance for doubtful accounts	$(1,314)	$(750)	$688	$(1,376)
December 30, 2006
Allowance for doubtful accounts	$(1,376)	$(148)	$159	$(1,365)
____________________

(1)	Includes allowance for doubtful accounts of our wholly–owned special purpose subsidiary used in conjunction with a then outstanding receivable facility of $668 in 2003.

PLAYTEX PRODUCTS, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3(a)	Restated Certificate of Incorporation, as amended through June 6, 1995. (Incorporated herein by reference to Exhibit 3.2 of Playtex’s Form 8–K, dated June 6, 1995.)
3(b)	Restated By–laws of the Company, as restated through June 7, 2005 (Incorporated herein by reference to Exhibit 3(b) of Playtex’s Form 10-K filed by the Company on March 14, 2006.)
4(a)	Indenture dated, May 22, 2001 relating to the 9 3/8% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) among Playtex Products, Inc., as issuer, Playtex Sales & Services, Inc., Playtex Manufacturing, Inc., Playtex Investment Corp., Playtex International Corp., TH Marketing Corp., Smile-Tote, Inc., Sun Pharmaceuticals Corp., Personal Care Group, Inc., Personal Care Holdings, Inc., and Carewell Industries, Inc., as Guarantors and the Bank of New York, as Trustee. (Incorporated herein by reference to Exhibit 4.1 of Playtex’s Registration Statement on Form S–4 dated June 28, 2001, File No. 333-64070-03.)
4(b)	Indenture, dated as of February 19, 2004 relating to the 8% Senior Secured Notes due 2011 (the “8% Notes”), among Playtex Products, Inc., the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, in as an exhibit thereto the form of the note. (Incorporated herein by reference to Exhibit 4.1 of Playtex’s registration statement on Form S-4, dated April 30, 2004.)
10(a)	Deferred Benefit Equalization Plan, amended and restated effective January 1, 2002. (Incorporated herein by reference to Exhibit 10(e)(1) of Playtex’s Annual Report on Form 10–K for the year ended December 28, 2002.)
10(a)(1)	Amendment 2003-1 to the Deferred Benefit Equalization Plan, dated February 27, 2003. (Incorporated herein by reference to Exhibit 10(e)(2) of Playtex’s Annual Report on Form 10–K for the year ended December 28, 2002.)
10(b)	Playtex Incentive Bonus Plan. (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2005.)
10(c)	Playtex Products, Inc. Playtex 2003 Stock Option Plan for Directors and Executives and Key Employees of Playtex Products, Inc. (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2003.)
10(d)	Playtex Products, Inc. Stock Award Plan (Incorporated herein by reference from Playtex’s definitive Proxy Statement on Form DEF 14A dated April 8, 2005.)
10(e)	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 99.1 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(f)	Form of Director Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.2 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(g)	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 99.3 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(h)	Retirement Agreement and General Release, between Michael R. Gallagher and the Company. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 8–K filed by the Company on June 23, 2004 (SEC file no. 1-12620.))
10(i)	Employment Agreement, dated October 2, 2004 between Neil P. DeFeo, President and Chief Executive Officer, and the Company. (Incorporated herein by reference to Exhibit 10(g) of Playtex’s Form 10–K for the period ended December 25, 2004, dated March 10, 2005.)
10(j)	Employment Agreement, dated October 2, 2004 between Kris J. Kelley, Senior Vice President Finance, and the Company. (Incorporated herein by reference to Exhibit 10(h) of Playtex’s Form 10–K for the period ended December 25, 2004, dated March 10, 2005.)

Exhibit
No.	Description
10(j)(1)	Amendment to Employment Agreement, dated December 9, 2004 between Kris J. Kelley, Executive Vice President and Chief Financial Officer, and the Company. (Incorporated herein by reference to Exhibit 10(h)(1) of Playtex’s Form 10–K for the period ended December 25, 2004, dated March 10, 2005.)
10(k)	Form of Retention Agreement dated as of July 22, 1997 between each of, James S. Cook and Paul E. Yestrumskas and the Company. (Incorporated herein by reference to Exhibit 10.3 of Playtex’s Registration Statement on Form S–4 dated August 29, 1997, File No. 333–33915.)
10(l)	Change in Control Stock Award Agreement, dated June 16, 2005 with James S. Cook, Senior Vice President of Operations (Incorporated herein by reference to Exhibit 99.4 of Playtex’s Current Report on Form 8-K dated June 16, 2005.)
10(m)	Employment Letter, dated January 12, 2005 between Perry Beadon, Senior Vice President, Global Sales and the Company (Incorporated herein by reference to Exhibit 10(m) of Playtex’s Form 10–K filed by the Company on March 14, 2006).
*10(n)	Employment Letter, dated September 12, 2005 between Thomas M. Schultz, Senior Vice President, Research and Development and the Company.
10(o)	Amendment to Retention Agreements, dated as of March 21, 2003 between each of James S. Cook, Paul E. Yestrumskas, and the Company. (Incorporated herein by reference to Exhibit 10(o) of Playtex’s Annual Report on Form 10–K for the year ended December 28, 2002.)
10(p)	Amended Trademark License Agreement dated November 19, 1991 among Marketing Corporation, Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(r) of Playtex’s Registration Statement on Form S–1, File No. 33–43771.)
10(q)	Amended Trademark License Agreement dated November 19, 1991 by and between Apparel and Playtex Family Products. (Incorporated herein by reference to Exhibit 10(s) of Playtex’s Registration Statement on Form S–1, File No. 33–43771.)
10(r)	Lease Agreement between Playtex Products Inc. and Nyala Farms, Inc. dated June 3, 1994, as amended January 12, 2005 (Incorporated herein by reference to Exhibit 10(q) of Playtex’s Form 10–K filed by the Company on March 14, 2006).
10(s)	Agreement of Lease between Playtex Manufacturing, Inc. and Trammell Crow NE, Inc. (Incorporated herein by reference to Exhibit 10(ai) of Playtex’s Annual Report on Form 10–K for the fiscal year ended December 26, 1998.)
10(t)	Lease Agreement between Playtex Manufacturing, Inc. and BTM Capital Corporation, dated as of June 20, 1996. (Incorporated herein by reference to Exhibit 10(aj) of Playtex’s Annual Report on Form 10-K for the year ended December 27, 1997.)
10(u)	Credit Agreement, dated February 19, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent, L/C issuer and a lender. (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10–Q filed by the Company on May 5, 2004).
10(u)(1)	Amendment No. 1 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10–Q filed by the Company on November 2, 2004).
10(u)(2)	Amendment No. 2 to the Credit Agreement, dated October 27, 2004, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10–Q filed by the Company on May 12, 2005).
10(u)(3)	Amendment No. 3 to the Credit Agreement, dated November 14, 2005, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10(t)(3) of Playtex’s Form 10–K filed by the Company on March 14, 2006).

Exhibit
No.	Description
10(u)(4)	Amendment No. 4 to the Credit Agreement, dated November 21, 2005, amongst Playtex Products, Inc., the guarantors named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10(t)(4) of Playtex’s Form 10–K filed by the Company on March 14, 2006).
10(u)(5)	Amendment No. 5 to the Credit Agreement, dated March 10, 2006, amongst Playtex Products, Inc., the credit parties named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.1 of Playtex’s Form 10–Q filed by the Company on May 11, 2006).
10(u)(6)	Amendment No. 6 to the Credit Agreement, dated April 27, 2006, amongst Playtex Products, Inc., the credit parties named therein and General Electric Capital Corporation, as agent and a lender (Incorporated herein by reference to Exhibit 10.2 of Playtex’s Form 10–Q filed by the Company on May 11, 2006).
*10(u)(7)	Amendment No. 7 to the Credit Agreement, dated October 23, 2006, amongst Playtex Products, Inc., the credit parties named therein and General Electric Capital Corporation, as agent and a lender.
10(v)	Credit Agreement, dated November 28, 2005, amongst Playtex Limited, the guarantors named therein and GE Canada Finance Holding Company, as agent and a lender (Incorporated herein by reference to Exhibit 10(u) of Playtex’s Form 10–K filed by the Company on March 14, 2006).
*10(v)(1)	First Amendment to Credit Agreement, dated October 23, 2006, amongst Playtex Limited, the guarantors named therein and GE Canada Finance Holding Company, as agent and a lender.
*21(a)	Subsidiaries of Playtex.
*23	Consent of KPMG LLP.
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1937, as amended (the Exchange Act).
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1937, as amended (the Exchange Act).
*32.1	Chief Executive Officer Certification Pursuant to Rule 13a–14(b) of the Exchange Act and 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Chief Financial Officer Certification Pursuant to Rule 13a–14(b) of the Exchange Act and 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

Exhibits marked with an “ * ” are filed as a part of this Annual Report on Form 10–K, all other exhibits are incorporated by reference as individually noted. Exhibits listed as 10(b) through and including 10(o) are management contracts, compensatory plans or arrangements.