Form 10-Q
period 2007-03-31
PLAYTEX PRODUCTS INC
filed 2007-05-08
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10–Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

     At April 30, 2007, 63,461,736 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

INDEX

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Statements of Income for the three months ended
	March 31, 2007 and April 1, 2006	3
	Consolidated Balance Sheets at March 31, 2007 and December 30, 2006	4
	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 and April 1, 2006	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

	Signatures	19

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	$180,863	$176,025
Cost of sales	84,388	78,824
Gross profit	96,475	97,201
Operating expenses:
Selling, general and administrative	62,470	61,928
Amortization of intangibles	644	637
Total operating expenses	63,114	62,565
Operating income	33,361	34,636
Interest expense, net	13,137	14,490
Expenses related to retirement of debt	—	4,407
Other expenses	22	17
Income before income taxes	20,202	15,722
Provision for income taxes	7,364	6,303
Net income	$12,838	$9,419

Earnings per share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.15

Weighted average shares outstanding:
Basic	62,447	62,681
Diluted	64,099	63,550

See accompanying notes to unaudited consolidated financial statements.

     PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,183	$28,440
Receivables, less allowance for doubtful accounts of $1,486
at March 31, 2007 and $1,365 at December 30, 2006	128,574	88,805
Inventories	66,615	60,952
Deferred income taxes, net	13,951	13,938
Other current assets	5,737	7,595
Total current assets	220,060	199,730

Net property, plant and equipment	112,392	111,383
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	121,575	122,219
Deferred financing costs, net	7,715	8,294
Other noncurrent assets	367	394
Total assets	$947,719	$927,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,036	$30,669
Accrued expenses	67,498	79,242
Income taxes payable	794	3,136
Total current liabilities	105,328	113,047

Long-term debt	589,776	578,926
Deferred income taxes, net	71,991	69,160
Other noncurrent liabilities	23,218	24,231
Total liabilities	790,313	785,364
Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued
64,527,286 shares and outstanding 63,401,469 shares at March 31, 2007 and issued
64,414,272 shares and outstanding 63,380,107 shares at December 30, 2006	645	644
Additional paid-in capital	564,347	560,451
Retained earnings (accumulated deficit)	(387,462)	(400,300)
Accumulated other comprehensive loss	(7,307)	(6,978)
Treasury stock, at cost, 1,125,817 shares at March 31, 2007
and 1,034,165 shares at December 30, 2006	(12,817)	(11,551)
Total stockholders’ equity	157,406	142,266
Total liabilities and stockholders’ equity	$947,719	$927,630

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operations:
Net income	$12,838	$9,419
Adjustments to reconcile net income to net cash used for operations:
Depreciation	3,801	3,606
Amortization of intangibles	644	637
Amortization of deferred financing costs	580	635
Equity compensation	2,327	2,233
Deferred income taxes	3,016	3,854
Premium on debt repurchases	—	3,659
Write-off of deferred fees related to retirement of debt	—	748
Other, net	(86)	91
Net changes in operating assets and liabilities:
Receivables	(39,623)	(37,818)
Inventories	(5,849)	(589)
Accounts payable	6,511	(236)
Accrued expenses	(13,614)	(5,624)
Other	1,437	2,120
Net cash used for operations	(28,018)	(17,265)
Cash flows from investing activities:
Capital expenditures	(4,866)	(4,100)
Payments for intangible assets	(1,000)	(2,177)
Net cash used for investing activities	(5,866)	(6,277)
Cash flows from financing activities:
Repayments under revolving credit facilities	(17,400)	—
Borrowings under revolving credit facilities	28,250	—
Long-term debt repurchases	—	(48,965)
Premium on debt repurchases	—	(3,659)
Purchases of Company stock for treasury	(1,266)	—
Proceeds from issuance of stock	1,037	158
Net cash provided by (used for) financing activities	10,621	(52,466)
Effect of exchange rate changes on cash	6	(1)
Decrease in cash and cash equivalents	(23,257)	(76,009)
Cash and cash equivalents at beginning of period	28,440	94,447
Cash and cash equivalents at end of period	$5,183	$18,438
Supplemental disclosures of cash flow information:
Interest paid	$11,540	$12,981
Income taxes paid, net	$6,142	$3,646

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The interim Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that you may expect for the full year.

     Our results for the first quarter of 2007 and first quarter of 2006 are for the 13-week periods ended March 31, 2007 and April 1, 2006, respectively.

     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges, pension and postretirement benefits, stock-based compensation and derivative instruments.

     Our interim financial information and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006. Certain prior year amounts have been reclassified to conform to our current year presentation.

2. Recently Issued Accounting Pronouncements

     We have adopted the following accounting pronouncements as of December 31, 2006, the beginning of our fiscal 2007: the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109,” (“FIN 48”), see Note 7, and; the Emerging Issues Task Force consensus on Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, (“EITF No. 06-3,”) ratified by the FASB in June 2006.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which and income statement is presented if those amounts are significant.  We record such taxes on a net basis, therefore no further disclosures are required.

     We are currently evaluating the potential impact of adoption of the following two accounting pronouncements on our Consolidated Financial Statements:

     In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2008.

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

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Restructuring

     In February 2005, we announced a realignment plan (“2005 Realignment”) to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. Charges for the 2005 Realignment totaled $16.3 million. The initial charges of $10.1 million in restructuring expenses and $0.4 million of other related expenses (in SG&A) were recorded in the fourth quarter of 2004 and related primarily to severance liabilities under our existing severance policy. In 2005, we recorded $4.2 million in restructuring expenses and $2.0 million of other related expenses ($1.9 million in cost of goods and $0.1 million in SG&A). In the fourth quarter of 2006, we recorded a net adjustment of $0.4 million to reduce our estimated restructuring reserve.

     The following tables summarize the restructuring activities for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Beginning	Cash	Ending
	Balance	Utilized	Balance
First Quarter 2007
Severance and related expenses	$560	$(310)	$250
Lease commitments	225	(53)	172
Total	$785	$(363)	$422
First Quarter 2006
Severance and related expenses	$3,849	$(1,863)	$1,986
Early retirement obligations	13	(13)	—
Lease commitments	488	(59)	429
Total	$4,350	$(1,935)	$2,415

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Balance Sheet Components

     The components of certain balance sheet accounts are as follows (in thousands):

	March 31,	December 30,
	2007	2006
Inventories:
Raw materials	$9,814	$10,137
Work in process	1,607	1,132
Finished goods	55,194	49,683
Total	$66,615	$60,952
Accrued expenses:
Advertising and sales promotion	$23,956	$25,296
Sun Care returns reserve	12,722	10,832
Interest	11,118	10,101
Employee compensation and benefits	8,641	23,257
Other	11,061	9,756
Total	$67,498	$79,242
Long–term debt:
Revolver	$10,850	$—
8% Senior Secured Notes due 2011	290,205	290,205
9 3/8% Senior Subordinated Notes due 2011	288,721	288,721
Total long-term debt	$589,776	$578,926
Accumulated other comprehensive income:
Foreign currency translation, net(1)	$955	$1,170
Gain on cash flow hedges, net(2)	229	180
Pension and postretirement benefit liabilities adjustments, net (3)	(8,491)	(8,328)
Total	$(7,307)	$(6,978)

5. Treasury Stock

     At March 31, 2007, treasury stock consisted of 1,125,817 shares of common stock. On February 13, 2007 our Board of Directors authorized a stock buy–back program to allow for the repurchase of up to a maximum of $20 million of Company common stock from time to time in open market or privately negotiated transactions in fiscal 2007 to allow us to mitigate the dilutive impact of our equity compensation programs. We repurchased 89,952 shares of our common stock in the first quarter of 2007 at a cost $1.3 million. In fiscal 2006, we repurchased one million shares of our common stock on the open market at a cost of $11.6 million as part of the fiscal 2006 stock buy–back program. The objectives of this program were satisfied and the program expired at December 30, 2006. The remaining shares of treasury stock represent forfeited unvested restricted stock. These forfeited shares may only be used to fund future grants of equity under our stock award plan.

____________________
(1)	Net of tax effect of $0.5 million at March 31, 2007 and $0.6 million at December 30, 2006.

(2)	Net of tax effect of $0.1 million at March 31, 2007 and at December 30, 2006.

(3)	Net of tax effect of $5.3 million at March 31, 2007 and $5.2 million at December 30, 2006.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Expenses Related to Retirement of Debt

     In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $3.7 million. In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes. There were no such repurchases of our outstanding notes in the first quarter of 2007.

7. Income Taxes

     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 establishes a model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on December 31, 2006, the first day of our fiscal 2007. As a result, we would recognize the tax benefit from an uncertain tax position only if we determine that it is at least more likely than not that the tax position will be sustained upon examination based on the technical merits of the position. Upon adoption of FIN 48, no adjustments to our existing reserves for uncertain tax positions were made.

     As of December 31, 2006 we had $1.0 million of unrecognized tax benefits included in Other Non-current Liabilities for both periods presented. If recognized, $1.0 million would be recorded as an adjustment to our provision for income taxes and would reduce our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

     In all cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. We have identified the U.S., and its states of Connecticut, Delaware and New Jersey, and Canada as our significant tax jurisdictions. We have not extended the statute of limitations to assess tax for any of our significant tax jurisdictions. We have concluded U.S. examinations for tax years 2003 and 2004. The tax years open to examination for our U.S. federal tax returns are years 2005 and 2006. The tax years open to examination for our significant state tax returns are 2003 through 2006. The tax years open to examination for our Canadian tax return are 2004, 2005 and 2006. Our related-party crossborder transactions between the U.S. and Canada are subject to examination for seven years from the filing of the tax return that includes crossborder transactions. The tax years open to examination by the U.S. and / or Canada for our related-party transactions are 1999 through 2006.

     Estimated interest and penalties related to the underpayment of taxes continued to be classified as a component of our Provision for Income Taxes in the Consolidated Statements of Income. Accrued interest and penalties related to underpayment of taxes was $0.4 million at March 31, 2007 and at December 30, 2006. No interest and penalties were recorded in the first quarter ended March 31, 2007.

     In the first quarter of 2007, we recorded a tax provision of $7.4 million, a 36.5% effective tax rate. In the first quarter of 2006, we recorded a tax provision of $6.3 million, an effective tax rate of 40.0%. The 2006 provision included a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as stock-based compensation awards vested. Exclusive of this charge, our 2006 effective tax rate was 37.8%. There was no such comparable charge to income taxes in the first quarter of 2007 resulting from the vesting of restricted stock and the exercise of stock options.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Pension and Other Postretirement Benefits

     The components of the net periodic pension expense for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Service cost—benefits earned during the period	$284	$275
Interest cost on projected benefit obligation	919	860
Expected return on plan assets	(1,155)	(1,153)
Amortization of unrecognized net gain	65	104
Amortization of prior service cost	6	3
Amortization of transition gain	32	6
Net periodic pension expense	$151	$95

     In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

     The components of the net periodic postretirement benefit expense for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Service cost—benefits earned during the period	$150	$165
Interest cost on accumulated benefit obligation	250	228
Amortization of prior service credit	(584)	(584)
Recognized actuarial loss	212	198
Net periodic postretirement benefit expense	$28	$7

9. Business Segments

     We are organized in three core business segments, as follows:

Skin Care—The Skin Care segment includes the following:

●	Banana Boat Sun Care products,	●	Playtex Gloves.
●	Wet Ones pre–moistened towelettes, and

Feminine Care—The Feminine Care segment includes the following:

●	Plastic applicator tampons:	●	Cardboard applicator tampons:
	– Playtex Gentle Glide, and		– Playtex Beyond.
	– Playtex Sport.	●	Personal Cleansing Cloths.

Infant Care—The Infant Care segment includes the following:

●	Playtex disposable feeding products,	●	Diaper Genie diaper disposal systems,
●	Playtex reusable hard bottles,	●	Playtex breastfeeding products, and
●	Playtex cups and mealtime products,	●	Playtex Hip Hammock child carrier.
●	Playtex pacifiers,

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Business Segments (Continued)

     The results of our business segments for the three months ended March 31, 2007 and April 1, 2006 are as follows. Corporate includes general and administrative charges not allocated to the business segments as well as equity compensation charges and amortization of intangibles (in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
	Net	Operating	Net	Operating
	Sales	Income	Sales	Income
Skin Care	$82,819	$24,591	$76,532	$23,080
Feminine Care	51,288	11,746	54,258	14,692
Infant Care	46,756	12,412	45,235	11,954
Subtotal	180,863	48,749	176,025	49,726
Corporate	—	(15,388)	—	(15,090)
Total	$180,863	$33,361	$176,025	$34,636

10. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three months ended March 31, 2007 and April 1, 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Numerator:
Net income	$12,838	$9,419
Denominator:
Weighted average shares outstanding—Basic	62,447	62,681
Effect of Dilutive Securities:
Dilutive effect of restricted stock	315	24
Dilutive effect of performance-based stock options	423	211
Dilutive effect of time-based stock options	914	634
Weighted average shares outstanding—Diluted	64,099	63,550
Earnings per share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.15

     The basic weighted average shares outstanding do not include non–vested shares of restricted stock. The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for EPS purposes and are therefore excluded from basic weighted average shares outstanding.

     Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options and restricted stock granted to our employees and members of our Board of Directors. At March 31, 2007 and April 1, 2006, anti–dilutive weighted average shares totaling 1.1 million shares and 2.1 million shares, respectively, were excluded from the diluted weighted average shares outstanding. Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued. In the event the potentially dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Commitments and Contingencies

     In our opinion, there are no claims, commitments, guarantees or litigations pending to which we or any of our subsidiaries is a party which would have a material adverse effect on our Consolidated Financial Statements.

12. Subsequent Event

     On April 18, 2007, we completed the acquisition of Tiki Hut Holding Company, Inc., the owner of the Hawaiian Tropic brand of sun care products. The purchase price for the stock, and the repayment of all outstanding debt of Tiki Hut Holding Company, Inc. at the closing was approximately $83 million, plus a seasonal working capital adjustment of $24.9 million, which is subject to adjustment. We financed this acquisition with availability under our existing revolving credit agreement, which was amended in conjunction with the transaction. The amendment, among other things, increased the availability under our revolving credit agreement to $150 million from $100 million and reduced the borrowing rate by 50 basis points to LIBOR plus 175 basis points at the closing date of the acquisition.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes included in this report and the audited Consolidated Financial Statements and notes to Consolidated Financial Statements included in our Annual Report on Form 10–K for the year ended December 30, 2006.

Forward–Looking Statements

     This document includes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward–looking statements that involve a number of risks and uncertainties. You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. Refer to Part I, Item 1A in our Annual Report on Form 10–K for the year ended December 30, 2006 for factors that may cause actual results to differ materially from our forward–looking statements.

Critical Accounting Policies

     The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect:

  The reported amounts and timing of revenue and expenses,
  The reported amounts and classification of assets and liabilities, and
  The disclosure of contingent assets and liabilities.

     Actual results could vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

     Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges, pension and postretirement benefits, stock-based compensation and derivative instruments. For a more in–depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10–K for the year ended December 30, 2006.

Overview

     Our results for the first quarter of 2007 and 2006 are for the 13-week period ended March 31, 2007 and April 1, 2006.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109.” We adopted FIN 48 on December 31, 2006, the beginning of fiscal 2007 (see Note 7). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We recognize the tax benefit from an uncertain tax position only if we determine that it is at least more likely than not that the tax position will be sustained upon examination based on the technical merits of the position. The adoption of FIN 48 did not have an impact on our Consolidated Financial Statements.

     Our results for the first quarter ended April 1, 2006 were impacted by net expenses related to the retirement of debt of $4.4 million.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended April 1, 2006

     The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as a percentage of net sales for the three months ended March 31, 2007 and April 1, 2006. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
	$	%	$	%
Net Sales:
Skin Care	$82,819	45.8	$76,532	43.5
Feminine Care	51,288	28.3	54,258	30.8
Infant Care	46,756	25.9	45,235	25.7
	180,863	100.0	176,025	100.0
Cost of sales	84,388	46.7	78,824	44.8
Gross profit	96,475	53.3	97,201	55.2
Operating expenses:
Selling, general and administrative	62,470	34.5	61,928	35.2
Amortization of intangibles	644	0.4	637	0.3
Total operating expenses	63,114	34.9	62,565	35.5
Operating income	33,361	18.4	34,636	19.7
Interest expense, net	13,137	7.3	14,490	8.2
Expenses related to retirement of debt	—	—	4,407	2.5
Other expenses	22	0.0	17	0.0
Income before income taxes	20,202	11.1	15,722	9.0
Provision for income taxes	7,364	4.1	6,303	3.6
Net income	$12,838	7.0	$9,419	5.4

Net Sales—Our consolidated net sales increased $4.8 million, or 3%, to $180.9 million in the first quarter of 2007. This increase was due primarily to increased shipments of Banana Boat and Infant Feeding products, due, in part, to new product introductions.

     Net sales of Skin Care products increased $6.3 million, or 8%, to $82.8 million for the first quarter of 2007. This increase was due primarily to higher shipments driven by Banana Boat Sun Care products, which continues the growth trend in this business. The 2007 Banana Boat product line includes a number of new items, including Dri-Blok, with Powder-Dri technology, expanded offerings of our UltraMist line of continuous spray products and tear-free sun protection products for children.

     Net sales of Feminine Care products decreased $3.0 million, or 6%, to $51.3 million in the first quarter of 2007 as compared to the similar quarter in 2006 due primarily to the timing of promotional shipments for Gentle Glide quarter over quarter.

     Net sales of Infant Care products increased $1.5 million, or 3%, to $46.8 million in the first quarter of 2007 due primarily to higher sales associated with new product launches in cups and mealtime and breastfeeding products.

Gross Profit—Our consolidated gross profit decreased slightly to $96.5 million in the first quarter of 2007 as compared to the similar quarter of 2006 due to lower net sales. As a percentage of net sales, gross profit decreased 190 basis points to 53.3% in the first quarter of 2007 from 55.2% in the first quarter of 2006. This decrease in gross profit margin is due primarily to the costs associated with new product launches.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Operating Income—Our consolidated operating income decreased $1.3 million, or 4%, to $33.4 million in the first quarter of 2007 compared to the first quarter of 2006. This decrease was due to lower gross profit and slightly higher selling, general and administrative expenses.

Interest Expense, Net—Our consolidated interest expense, net decreased $1.4 million to $13.1 million in the first quarter of 2007 versus the comparable period of 2006. The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt repurchases.

Expenses Related to Retirement of Debt—We did not repurchase any of our outstanding notes in the first quarter of 2007. In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes”) at a premium of $3.7 million. In addition, we wrote off $0.7 million of unamortized deferred financing fees, representing a pro–rata portion of the unamortized deferred financing fees associated with the repurchased 8% Notes.

Provision for Income Taxes—Our consolidated income tax expense was $7.4 million for the first quarter of 2007, or 36.5% of pre-tax income. For the comparable period in 2006, our total tax exposure was $6.3 million, or 40.0% of pre-tax income. Included in tax expense for the first quarter of 2006 was a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as stock-based compensation awards vested. Exclusive of this item, our effective tax rate for the three months ended April 1, 2006 would have been 37.8%. There was no such comparable charge to income taxes in the first quarter of 2007 resulting from the vesting of restricted stock and the exercise of stock options.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At March 31, 2007, we had $5.8 million of cash and cash equivalents as compared to $28.4 million at December 30, 2006. This decrease in cash was the result of the payment of semi–annual interest on our 8% Notes of $11.6 million, the net impact of the working capital build for the sun care season, and tax payments of $6.1 million. This decrease in cash was partially offset by net revolver borrowings of $10.9 million.

Cash Flows Analysis (unaudited, in thousands)	Three Months Ended
	March 31,	April 1,
	2007	2006
Net cash used for operations	$(28,018)	$(17,265)
Net cash used for investing activities	(5,866)	(6,277)
Net cash provided by (used for) financing activities	10,621	(52,466)

Net Cash Used for Operations—Our net cash used for operations was $28.0 million for the three months ended March 31, 2007 as compared to $17.3 million for the same period in 2006. The year over year increase in cash used was due primarily to increased working capital changes related to the timing of payments for expenditures and somewhat higher inventories due to a shift in Sun Care demand.

Net Cash Used for Investing Activities—Our cash used for investing activities of $5.9 million for the three months ended March 31, 2007 was comprised of $4.9 million of capital expenditures in the normal course of business. This compares to capital expenditures of $4.1 million in the first quarter 2006. Capital expenditures for 2007 are expected to be approximately $18 million. In addition, we had expenditures for certain licensing agreements of $1.0 million for the quarter ended March 31, 2007. For the quarter ended April 1, 2006, we had expenditures of $1.5 million for certain licensing agreements and $0.6 million to our former CEO under a non–compete agreement, for which payments ended in December 2006.

Net Cash Provided by (Used for) Financing Activities—Our cash provided by financing activities of $10.6 million during the first quarter of 2007 was due primarily to the net borrowings under our revolver of $10.9 million. In addition, we paid $1.3 million to purchase approximately 90 thousand shares of our common stock under the approved $20 million stock repurchase program. These shares are now included in treasury stock at cost. This was partially offset by $1.0 million net proceeds from the issuance of common stock under our equity award programs. During the first quarter of 2006, we repurchased $49.0 million principal amount of our 8% Notes plus related premium costs of $3.7 million, which was partially offset by $0.2 million of net proceeds from the issuance of stock.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Capital Resources

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

     On April 18, 2007, we completed the acquisition of Tiki Hut Holding Company, Inc., the owner of the Hawaiian Tropic brand of sun care products. The purchase price for the stock, and the repayment of all outstanding debt of Tiki Hut Holding Company, Inc. at the closing was approximately $83 million, plus a seasonal working capital adjustment of $24.9 million, which is subject to adjustment. We financed this acquisition with availability under our existing revolving credit agreement, which was amended in conjunction with the transaction. The amendment, among other things, increased the availability under our revolving credit agreement to $150 million from $100 million and reduced the borrowing rate by 50 basis points to LIBOR plus 175 basis points at the closing date of the acquisition. We expect the outstanding amounts under our revolving credit agreement, which were approximately $120 million as of April 18, 2007, to reduce significantly over the next several months as we convert our seasonal working capital for our sun care businesses, Banana Boat and Hawaiian Tropic, into cash.

     On February 13, 2007, our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $20 million of our common stock during fiscal 2007 (the “2007 Plan”). The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures. The 2007 Plan will allow us to mitigate the dilutive impact of our equity compensation programs. We repurchased 89,952 shares of our common stock during the first quarter of 2007 at a cost of $1.3 million, which shares are included in treasury stock.

Recently Issued Accounting Pronouncements

     The Company is currently evaluating the potential impact of adoption of the following two accounting pronouncements on our Consolidated Financial Statements:

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2008.

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

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The majority of our indebtedness at March 31, 2007 is comprised of fixed rate notes. We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. Our indebtedness at March 31, 2007 was comprised of $290.2 million of 8% Notes, $288.7 million of 9 3/8% Notes and $10.9 million outstanding under our revolver. As such, at March 31, 2007, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

     We enter into forward exchange contracts to hedge certain portions of forecasted cash flows denominated in the U.S. dollar made by a foreign subsidiary, which has a different functional currency. At March 31, 2007, our open contracts had a fair value of $0.4 million, had maturities of less than one year and require an aggregate purchase of $11.2 million in U.S. dollars by our Canadian subsidiary. These contracts are considered cash flow hedges and are accounted for in accordance with SFAS No. 133.

     For the three–month period ended March 31, 2007, we derived approximately 10% of net sales in currencies denominated other than the U.S. dollar, of which approximately 8% was from our Canadian subsidiary. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, componentry and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a–15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) under the Exchange Act), as of the end of the latest fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     In our opinion, there are no claims, commitments, guarantees or litigations pending to which we or any of our subsidiaries is a party which would have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

     There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10–K for the year ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On February 13, 2007, our Board of Directors authorized a stock buy-back program which allows for the repurchase of up to a maximum of $20 million of our common stock during fiscal 2007 (the “2007 Plan”). The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures. The following table summarizes the issuer purchases of equity securities (in thousands, except share and per share data):

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares
	Number	Price	Part of Publicly	that May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
	Purchased	Share	or Programs	Plans or Programs
December 31, 2006 to January 27, 2007	—	$—	—	$ 20,000
January 28, 2007 to March 3, 2007	90	14.07	90	$ 18,734
March 4, 2007 to March 31, 2007	—	—	—	$ 18,734
Total	90	$14.07	90	$ 18,734

Item 6. Exhibits

10.1	Stock Purchase Agreement dated as of April 13, 2007 between Ronald J. Rice and Playtex Products, Inc.

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date:	May 8, 2007	By:	/S/ KRIS J. KELLEY
Kris J. Kelley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2007	By:	/S/ JOHN J. MCCOLGAN
John J. McColgan Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)