Form 10-Q
period 2007-06-30
PLAYTEX PRODUCTS INC
filed 2007-08-08
CIK 842699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10–Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

     At August 2, 2007, 64,090,131 shares of Playtex Products, Inc. common stock, par value $0.01 per share, were outstanding.

PLAYTEX PRODUCTS, INC.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$235,668	$180,289	$416,531	$356,314
Cost of sales	112,266	82,877	196,654	161,701
Gross profit	123,402	97,412	219,877	194,613
Operating expenses:
Selling, general and administrative	83,231	64,872	145,701	126,800
Amortization of intangibles	704	651	1,348	1,288
Total operating expenses	83,935	65,523	147,049	128,088
Operating income	39,467	31,889	72,828	66,525
Interest expense, net	14,720	14,345	27,857	28,835
Expenses related to retirement of debt	—	1,162	—	5,569
Other expenses	11	51	33	68
Income before income taxes	24,736	16,331	44,938	32,053
Provision for income taxes	9,107	6,041	16,471	12,344
Net income	$15,629	$10,290	$28,467	$19,709

Earnings per share:
Basic	$0.25	$0.16	$0.45	$0.31
Diluted	$0.24	$0.16	$0.44	$0.31
Weighted average shares outstanding:
Basic	62,883	62,637	62,665	62,659
Diluted	64,428	63,478	64,264	63,514

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,001	$28,440
Receivables, less allowance for doubtful accounts of $2,856
at June 30, 2007 and $1,365 at December 30, 2006	207,552	88,805
Inventories	96,023	60,952
Deferred income taxes, net	18,555	13,938
Other current assets	6,870	7,595
Total current assets	340,001	199,730

Net property, plant and equipment	125,185	111,383
Goodwill	485,610	485,610
Trademarks, patents and other intangibles, net	151,388	122,219
Deferred financing costs, net	7,534	8,294
Other noncurrent assets	344	394
Total assets	$1,110,062	$927,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,737	$30,669
Accrued expenses	125,994	79,242
Income taxes payable	—	3,136
Total current liabilities	168,731	113,047

Long-term debt	664,026	578,926
Deferred income taxes, net	76,511	69,160
Other noncurrent liabilities	23,078	24,231
Total liabilities	932,346	785,364
Stockholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued
64,710,250 shares and outstanding 64,021,915 shares at June 30, 2007 and issued
64,414,272 shares and outstanding 63,380,107 shares at December 30, 2006	647	644
Additional paid-in capital	564,006	560,451
Retained earnings (accumulated deficit)	(371,833)	(400,300)
Accumulated other comprehensive loss	(7,031)	(6,978)
Treasury stock, at cost, 688,335 shares at June 30, 2007
and 1,034,165 shares at December 30, 2006	(8,073)	(11,551)
Total stockholders’ equity	177,716	142,266
Total liabilities and stockholders’ equity	$1,110,062	$927,630

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operations:
Net income	$28,467	$19,709
Adjustments to reconcile net income to net cash used for operations:
Depreciation	7,757	7,331
Amortization of intangibles	1,348	1,288
Amortization of deferred financing costs	1,200	1,251
Equity compensation	5,137	4,073
Deferred income taxes	7,548	7,287
Premium on debt repurchases	—	4,561
Write-off of deferred fees related to retirement of debt	—	1,008
Other, net	175	20
Net changes in operating assets and liabilities:
Receivables	(57,117)	(45,434)
Inventories	7,715	10,843
Accounts payable	3,068	(1,542)
Accrued expenses	9,778	14,217
Other	526	464
Net cash provided by operations	15,602	25,076
Cash flows from investing activities:
Capital expenditures	(10,542)	(8,933)
Business acquired net of cash acquired, including transaction related expenses	(107,574)	—
Payments for intangible assets	(1,000)	(2,815)
Net cash used for investing activities	(119,116)	(11,748)
Cash flows from financing activities:
Repayments under revolving credit facilities	(118,000)	(6,310)
Borrowings under revolving credit facilities	203,100	—
Long-term debt repurchases	—	(68,474)
Premium on debt repurchases	—	(4,561)
Payment of financing costs	(425)	—
Purchases of Company stock for treasury	(1,845)	(5,798)
Proceeds from issuance of stock	2,891	888
Net cash provided by (used for) financing activities	85,721	(84,255)
Effect of exchange rate changes on cash	354	55
Decrease in cash and cash equivalents	(17,439)	(70,872)
Cash and cash equivalents at beginning of period	28,440	94,447
Cash and cash equivalents at end of period	$11,001	$23,575
Supplemental disclosures of cash flow information:
Interest paid	$26,105	$29,035
Income taxes paid, net	$12,212	$8,456

See accompanying notes to unaudited consolidated financial statements.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The interim Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. In preparing our interim financial statements, we make certain adjustments (consisting of normal recurring adjustments) considered necessary in our opinion for a fair presentation of our financial position and results of operations. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that you may expect for the full year.

     Our results for the three and six months ended June 30, 2007 and July 1, 2006 are for the 13-week periods and 26-week periods then ended, respectively. In addition, our results for the 13-weeks and the 26-weeks ended June 30, 2007 include the operations of Hawaiian Tropic since the April 18, 2007 acquisition date as well as the assets and the liabilities of Hawaiian Tropic at June 30, 2007 (see Note 4).

     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges, pension and postretirement benefits, stock-based compensation, derivative instruments and the valuation of acquired assets and assumed liabilities.

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

2. Recently Issued Accounting Pronouncements

     We are currently evaluating the potential impact of adoption of the following two accounting pronouncements on our Consolidated Financial Statements:

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2008.

     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the type of information used to develop assumptions used to measure fair value and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.

3. Subsequent Event—Merger Agreement

     On July 12, 2007, we announced the signing of a definitive agreement (the “Energizer Merger Agreement”) with Energizer Holdings, Inc. (“Energizer”) under which Energizer will acquire all of our outstanding shares of common stock, including restricted stock, for $18.30 per share in cash plus the assumption of our debt. In addition, our vested and unvested options, restricted stock units and phantom stock will be cancelled, and the holders of these instruments will receive $18.30 per share underlying option, net of the applicable exercise price, and per restricted stock unit and phantom stock share. The total value of the transaction is expected to be approximately $1.9 billion. The boards of directors of both companies unanimously approved the transaction. The transaction is subject to customary closing conditions, including governmental and regulatory approvals as well as approval of the shareholders of Playtex. This transaction is expected to close in the fall of 2007.

     As part of this merger agreement, as soon as reasonably practicable after receipt of a written request from Energizer, we will take reasonable actions to commence offers to purchase any and all of the outstanding notes (the “Offers”) on price terms and other customary terms and conditions specified by Energizer.  The closing of the Offers would be conditioned upon the satisfaction of specified conditions to the closing of the merger between Energizer and Playtex (the “Merger”) and the purchase would occur on the closing date of the Merger. The purchases of the notes pursuant to the Offers will be funded by Energizer.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisition

     On April 18, 2007, we completed the acquisition of Tiki Hut Holding Company, Inc., the owner of the Hawaiian Tropic brand of sun care products as well as a leading provider of private label sun care products (“Hawaiian Tropic”). This acquisition expands our product offerings in the growing skin care category. The purchase price for the all of the outstanding stock, and our repayment, at the closing, of all outstanding debt of Hawaiian Tropic was approximately $83 million, plus a seasonal working capital adjustment of $22.2 million, which is subject to further adjustment. Fees and expenses related to the transaction were $2.4 million. In the aggregate, we have paid $107.6 million in connection with the Hawaiian Tropic acquisition, subject to further adjustment. There are no contingent payments associated with the transaction. We financed this acquisition under our existing revolver, which was amended in conjunction with the transaction.

     Based on preliminary valuation estimates, we have recorded the acquired assets and assumed liabilities at fair value, including $61.5 million of current assets, net of current liabilities, $4.6 million of deferred tax assets, $11.0 million of property, plant and equipment, $18.7 million in trademarks, which has an indefinite life, $11.7 million in customer and distributor relationships with a 15 year life and $0.1 million of other assets. The purchase price for this acquisition did not exceed the preliminary estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded. The valuations and estimates utilized to determine the purchase price allocation are subject to change. As of June 30, 2007, the purchase price allocation for a number of significant accounts, including property, plant and equipment, trademarks and other intangibles, deferred taxes and pre-acquisition contingencies, has not been finalized because we have not fully completed the accumulation and review of information related to these matters. The final valuation will be completed by the end of fiscal 2007 as we continue to re-evaluate the underlying valuation assumptions.

     Included in the opening balance sheet for the Hawaiian Tropic acquisition was a $5.5 million liability for severance and related costs associated with staff reductions at Hawaiian Tropic of $5.4 million and costs associated with the closure of a leased facility of $0.1 million resulting from the transaction. As of June 30, 2007, total severance payments made to date associated with this liability were $0.1 million. We expect this liability to be paid within the next 12 months.

     The results of operations for the three and six months ended June 30, 2007 include the results for Hawaiian Tropic for the period from April 18, 2007 through June 30, 2007. The Hawaiian Tropic results for the period April 18, 2007 to June 30, 2007, which are part of our fiscal 2007 results for both the three and six months ended June 30, 2007, included $31.3 million in net sales, $11.2 million in gross profit and $2.2 million in operating income. Included in these results for the second quarter of fiscal 2007 was a $1.5 million charge to cost of goods sold for the step-up of inventory to fair value in accordance with SFAS No. 141, “Accounting for Business Combinations” in the Hawaiian Tropic acquisition.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Restructuring

     In February 2005, we announced a realignment plan (“2005 Realignment”) to improve focus on our core categories, reduce organizational complexity and obtain a more competitive cost structure. Charges for the 2005 Realignment totaled $16.3 million. The initial charges of $10.1 million in restructuring expenses and $0.4 million of other related expenses in selling, general and administrative expenses (“SG&A”) were recorded in the fourth quarter of 2004 and related primarily to severance liabilities under our existing severance policy. In 2005, we recorded $4.2 million in restructuring expenses and $2.0 million of other related expenses ($1.9 million in cost of goods and $0.1 million in SG&A). In the fourth quarter of 2006, we recorded a net adjustment of $0.4 million to reduce our estimated restructuring reserve.

     The following tables summarize the restructuring activities for the six months ended June 30, 2007 and July 1, 2006 (in thousands):

			Adjustments
	Beginning	Cash	and Changes	Ending
	Balance	Utilized	to Estimates	Balance
First Half 2007
Severance and related expenses	$560	$(393)	$(50)	$117
Lease commitments	225	(131)	(18)	76
Total	$785	$(524)	$(68)	$193
First Half 2006
Severance and related expenses	$3,849	$(2,248)	$—	$1,601
Early retirement obligations	13	(13)	—	—
Lease commitments	488	(116)	—	372
Total	$4,350	$(2,377)	$—	$1,973

6. Balance Sheet Components

     The components of certain balance sheet accounts are as follows (in thousands):

	June 30,	December 30,
	2007	2006
Inventories:
Raw materials	$20,263	$10,137
Work in process	1,652	1,132
Finished goods	74,108	49,683
Total	$96,023	$60,952
Accrued expenses:
Sun Care returns reserve	$41,645	$10,832
Advertising and sales promotion	41,017	25,296
Employee compensation and benefits	15,092	23,257
Interest	10,653	10,101
Other	17,587	9,756
Total	$125,994	$79,242
Accumulated other comprehensive loss:
Foreign currency translation, net(1)	$1,919	$1,170
(Loss) gain on cash flow hedges, net(2)	(439)	180
Pension and postretirement benefit liabilities adjustments, net (3)	(8,511)	(8,328)
Total	$(7,031)	$(6,978)
____________________

(1)	Net of tax effect of $1.1 million at June 30, 2007 and $0.6 million at December 30, 2006.
(2)	Net of tax effect of $0.3 million at June 30, 2007 and $0.1 million at December 30, 2006.
(3)	Net of tax effect of $5.3 million at June 30, 2007 and $5.2 million at December 30, 2006.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

     Long–term debt consists of the following (in thousands):

	June 30,	December 30,
	2007	2006
Variable rate indebtedness:
Revolver	$85,100	$—
Fixed rate indebtedness:
8% Senior Secured Notes due 2011	290,205	290,205
9 3/8% Senior Subordinated Notes due 2011	288,721	288,721
Total long-term debt	$664,026	$578,926

     We amended our revolver in April 2007 to facilitate the Hawaiian Tropic acquisition (see Note 4). The amendment, among other things, increased the availability under our revolver to $150 million from $100 million, reduced the borrowing rate by 50 basis points to the London Inter Bank Offer Rate (“LIBOR”) plus 175 basis points at the time of the acquisition of Hawaiian Tropic and extended the maturity of the revolver by one year to February 2010. We paid fees of $0.4 million in connection with this amendment, which was deferred and will be amortized over the life of the credit agreement.

     The 8% Senior Secured Notes due 2011 (“8% Notes”) are secured by a first lien on intellectual property owned by Playtex Products, Inc. and its domestic subsidiaries, the guarantors of the 8% Notes and by a second lien on substantially all personal property and material owned real property, other than intellectual property, owned by us and the guarantors of the 8% Notes.  Our revolver is secured by a first lien on the vast majority of our personal property and a second lien on other assets owned by us and the guarantors.

     Hawaiian Tropic is now a guarantor under our debt obligations as it is now a domestic subsidiary of Playtex. The guarantors consist of Playtex Products, Inc. and its domestic subsidiaries.  At June 30, 2007, total assets held by Playtex Products, Inc. and its domestic subsidiaries (the guarantors) represented approximately 96% of total consolidated assets.

8. Treasury Stock

     At June 30, 2007, treasury stock consisted of 688,335 shares of common stock. On February 13, 2007 our Board of Directors authorized a stock buy–back program for the repurchase of up to $20 million of Company common stock from time to time in open market or privately negotiated transactions in fiscal 2007 to enable us to mitigate the dilutive impact of our equity compensation programs. We repurchased 132,673 shares of our common stock in the first six months of 2007 at a cost of $1.8 million. Under the terms of the Energizer Merger Agreement, we agreed to suspend the further repurchase of shares. The remaining shares of treasury stock represent forfeited unvested restricted stock, net of 493,500 shares, at a value of $5.3 million, awarded during the second quarter of 2007 under our stock award plan. These forfeited shares may only be used to fund future grants of equity under our stock award plan.

9. Expenses Related to Retirement of Debt

     In the second quarter of 2006, we repurchased on the open market, and subsequently canceled, $19.5 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $0.9 million. In the first quarter of 2006, we repurchased on the open market, and subsequently canceled, $49.0 million principal amount of our 8% Notes (collectively, the “Notes,”) at a premium of $3.7 million. As a result, in the second quarter of 2006 and in the first half of 2006, we wrote off $0.3 million and $1.0 million, respectively, of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes. There were no repurchases of our outstanding Notes in the first half of 2007.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109,” (“FIN 48”). FIN 48 establishes a model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on December 31, 2006, the first day of our fiscal 2007. As a result, we recognize the tax benefit from an uncertain tax position only if we determine that it is more likely than not that the tax position will be sustained upon examination. Upon adoption of FIN 48, no adjustments to our existing reserves for uncertain tax positions were made.

     As of December 31, 2006, we had $1.0 million of unrecognized tax benefits included in Other Non-current Liabilities. If recognized, $1.0 million would be recorded as an adjustment to our provision for income taxes and would reduce our effective tax rate. There have been no significant changes to these amounts during the six months ended June 30, 2007.

     In all cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. We have identified the U.S., and its states of Connecticut, Delaware and New Jersey, and Canada as our significant tax jurisdictions. We have not extended the statute of limitations to assess tax for any of our significant tax jurisdictions. We have concluded U.S. examinations for tax years 2003 and 2004. The 2005 and 2006 tax years remain open to examination for our U.S. federal tax returns. The tax years 2003 through 2006 remain open to examination for our significant state tax returns. The 2004 through 2006 tax years remain open to examination for our Canadian tax return. Our related-party crossborder transactions between the U.S and Canada are subject to examination for seven years from the filing of the tax return that relates to the crossborder transactions. The tax years open to examination by the U.S. and / or Canada for our related-party transactions are 1999 through 2006.

     Estimated interest and penalties related to the underpayment of taxes continued to be classified as a component of our Provision for Income Taxes in the Consolidated Statements of Income. Accrued interest and penalties related to underpayment of taxes was $0.4 million at June 30, 2007 and at December 30, 2006. No interest and penalties were recorded in the six months ended June 30, 2007.

     In the second quarter of 2007, we recorded a tax provision of $9.1 million, a 36.8% effective tax rate. For the six month period ended June 30, 2007, we recorded a tax provision of $16.5 million, a 36.7% effective tax rate. In the second quarter of 2006, we recorded a tax provision of $6.0 million, an effective tax rate of 37.0%, and $12.3 million, or an effective tax rate of 38.5%, for the six months ended July 1, 2006. The 2006 provision for the six months ended July 1, 2006 included a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as stock-based compensation awards vested. This charge increased our 2006 effective tax rate by 1.2 percentage points.

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Pension and Other Postretirement Benefits

     The components of the net periodic pension expense for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost—benefits earned during the period	$284	$275	$568	$550
Interest cost on projected benefit obligation	919	861	1,838	1,721
Expected return on plan assets	(1,156)	(1,154)	(2,311)	(2,307)
Amortization of prior service cost	6	3	12	6
Recognized actuarial loss	65	104	130	208
Amortization of transition obligation	32	6	64	12
Net periodic pension expense	$150	$95	$301	$190

     In determining the expected return on plan assets, the market related value of plan assets for the pension plan is equal to fair value.

     The components of the net periodic postretirement benefit expense for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost—benefits earned during the period	$152	$165	$302	$330
Interest cost on accumulated benefit obligation	340	228	590	456
Amortization of prior service credit	(583)	(583)	(1,167)	(1,167)
Recognized actuarial loss	312	196	524	394
Net periodic postretirement benefit expense	$221	$6	$249	$13

12. Business Segments

     We are organized in three core business segments, as follows:

Skin Care—The Skin Care segment includes the following:

●	Banana Boat Sun Care products,	●	Wet Ones pre–moistened towelettes,
●	Hawaiian Tropic Sun Care products,	●	Playtex Gloves.
●	Private label sun care products,

Feminine Care—The Feminine Care segment includes the following:

●	Plastic applicator tampons:	●	Cardboard applicator tampons:
	– Playtex Gentle Glide, and		– Playtex Beyond.
	– Playtex Sport.	●	Personal Cleansing Cloths.

Infant Care—The Infant Care segment includes the following:

●	Playtex disposable feeding products,	●	Diaper Genie diaper disposal systems,
●	Playtex reusable hard bottles,	●	Playtex breastfeeding products, and
●	Playtex cups and mealtime products,	●	Playtex Hip Hammock child carrier.
●	Playtex pacifiers,

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Business Segments (Continued)

     On April 18, 2007, we completed the Hawaiian Tropic acquisition (see Note 4). Our Skin Care segment results for the three and six month periods ended June 30, 2007 include results from Hawaiian Tropic from the date of acquisition.

     The results of our business segments for the three and six months ended June 30, 2007 and July 1, 2006 are as follows. Corporate includes general and administrative charges not allocated to the business segments as well as equity compensation charges and amortization of intangibles (in thousands):

	Three Months Ended
	June 30, 2007		July 1, 2006
	Net	Operating	Net	Operating
	Sales	Income	Sales	Income
Skin Care	$129,875	$28,303	$85,619	$22,204
Feminine Care	58,598	15,277	53,931	17,533
Infant Care	47,195	12,695	40,739	7,681
Subtotal	235,668	56,275	180,289	47,418
Corporate	—	(16,808)	—	(15,529)
Total	$235,668	$39,467	$180,289	$31,889

	Six Months Ended
	June 30, 2007		July 1, 2006
	Net	Operating	Net	Operating
	Sales	Income	Sales	Income
Skin Care	$212,694	$52,894	$162,151	$45,284
Feminine Care	109,886	27,023	108,189	32,225
Infant Care	93,951	25,107	85,974	19,635
Subtotal	416,531	105,024	356,314	97,144
Corporate	—	(32,196)	—	(30,619)
Total	$416,531	$72,828	$356,314	$66,525

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Earnings Per Share

      The following table explains how our basic and diluted Earnings Per Share (“EPS”) were calculated for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Numerator:
Net income	$15,629	$10,290	$28,467	$19,709

Denominator:
Weighted average shares outstanding—basic	62,883	62,637	62,665	62,659
Effect of Dilutive Securities:
Dilutive effect of restricted stock	138	170	227	97
Dilutive effect of performance–based stock options	445	139	434	175
Dilutive effect of time–based stock options	962	532	938	583
Weighted average shares outstanding—diluted	64,428	63,478	64,264	63,514

Earnings per share:
Basic	$0.25	$0.16	$0.45	$0.31
Diluted	$0.24	$0.16	$0.44	$0.31

     The basic weighted average shares outstanding do not include non–vested shares of restricted stock. The shares of restricted stock are included in our issued and outstanding shares but are considered “contingent shares” for EPS purposes and are therefore excluded from basic weighted average shares outstanding.

     Basic EPS excludes all potentially dilutive securities. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all dilutive securities. Potentially dilutive securities include stock options and restricted stock granted to our employees and members of our Board of Directors. At June 30, 2007 and July 1, 2006, anti–dilutive weighted average shares totaling 1.2 million shares and 1.8 million shares, respectively, were excluded from the diluted weighted average shares outstanding. Diluted EPS is computed by dividing net income, adjusted by the if-converted method for convertible securities, by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the dilutive securities were issued using the treasury stock method. In the event the potentially dilutive securities are anti–dilutive on net income (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation.

14. Commitments and Contingencies

     In our opinion, there are no claims, commitments, guarantees or litigations pending, except as noted below, to which we or any of our subsidiaries is a party which would have a material adverse effect on our Consolidated Financial Statements.

     In conjunction with the merger agreement with Energizer, we have agreed to pay Energizer a fee of $35 million if any of the following payment events occur:

  Termination of the merger agreement by: (A) Energizer because (i) our Board of Directors fails to make, withdraws or modifies, in a manner adverse to Energizer, its recommendation with respect to the merger agreement or the merger, or our Board of Directors fails to publicly confirm the prior board recommendation with respect to the merger agreement and the merger within ten business days of a written request made by Energizer, or (ii) Playtex willfully and materially breaches its obligations with respect to the stockholder meeting or the non-solicitation covenants; or (B) Playtex because our Board of Directors authorizes us to enter into an agreement concerning a superior proposal and Energizer does not make an offer at least as favorable to our stockholders. Payment of the termination fee for any of these payment events must be made simultaneously with the occurrence of the event; or

PLAYTEX PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies (Continued)

  Termination of the merger agreement by either Energizer or Playtex because the merger has not been consummated on or before December 31, 2007, but only if (A) prior to the stockholder meeting or December 31, 2007, as applicable, an acquisition proposal shall have been made from a party other than Energizer and not publicly withdrawn and (B) within 12 months following the date of such termination, Playtex shall have either entered into a definitive agreement to effect, or consummated, an acquisition proposal.

     If we fail promptly to pay any of the termination fees described above, we also agreed to pay any costs and expenses (including attorneys’ fees) incurred by Energizer in connection with any legal enforcement action for payment that results in a judgment against us for payment of the termination fees described above with interest on any amount of the termination fee at a rate per annum equal to 3% over the prime rate in effect on the date such payment should have been made.

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

Forward–Looking Statements

     This document includes forward–looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward–looking statements that involve a number of risks and uncertainties. You should keep in mind that any forward–looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. Refer to Part I, Item 1A in our Annual Report on Form 10–K for the year ended December 30, 2006 for factors that may cause actual results to differ materially from our forward–looking statements.

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

     Key areas where assumptions and estimates are used include sun care returns, bad debt reserves, long–lived assets, goodwill and indefinite–lived intangible assets, promotional accruals, restructuring and related charges, pension and postretirement benefits, stock-based compensation, derivative instruments and the valuation of acquired assets and assumed liabilities. For a more in–depth discussion of our critical accounting policies, refer to the Management’s Discussion and Analysis in our Annual Report on Form 10–K for the year ended December 30, 2006.

Overview

     Our results for the second quarter and first half of 2007 and 2006 are for the 13-week and 26-week periods ended June 30, 2007 and July 1, 2006, respectively.

     On July 12, 2007, we announced the signing of a definitive agreement (the “Energizer Merger Agreement”) with Energizer Holdings, Inc. (“Energizer”) under which Energizer will acquire all of our outstanding shares of common stock, including restricted stock, for $18.30 per share in cash plus the assumption of our debt. In addition, our vested and unvested options, restricted stock units and phantom stock will be cancelled, and the holders of these instruments will receive $18.30 per share underlying option, net of the applicable exercise price, and per restricted stock unit and phantom stock share. The total value of the transaction is expected to be approximately $1.9 billion. The boards of directors of both companies unanimously approved the transaction. The transaction is subject to customary closing conditions, including governmental and regulatory approvals as well as approval of the shareholders of Playtex. This transaction is expected to close in the fall of 2007.

     On April 18, 2007, we completed the acquisition of Tiki Hut Holding Company, Inc., the owner of the Hawaiian Tropic brand of sun care products as well as a leading provider of private label sun care products (“Hawaiian Tropic”).  This acquisition expands our product offerings in the growing skin care category.  The purchase price for the all of the outstanding stock, and our repayment, at the closing, of all outstanding debt of Hawaiian Tropic was approximately $83 million, plus a seasonal working capital adjustment of $22.2 million, which is subject to further adjustment.  Fees and expenses related to the transaction were $2.4 million.  In the aggregate, we have paid $107.6 million in connection with the Hawaiian Tropic acquisition, subject to further adjustment.  There are no contingent payments associated with the transaction.  We financed this acquisition under our existing revolver, which was amended in conjunction with the transaction.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

     Our net sales and operating income for the three and six month periods ended June 30, 2007 include $31.3 million and $2.2 million, respectively, related to Hawaiian Tropic. The consolidated balance sheet at June 30, 2007 includes the impact of the preliminary purchase accounting adjustments related to the application of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Accounting for Business Combinations,” to the Hawaiian Tropic acquisition. We will complete the final valuation by the end of fiscal 2007 as we continue to re-evaluate the underlying valuation assumptions (see Note 4 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q).

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). We adopted FIN 48 on December 31, 2006, the beginning of our fiscal 2007 (see Note 10 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken in a tax return. We recognize the tax benefit from an uncertain tax position only if we determine that it is more likely than not that the tax position will be sustained upon examination. The adoption of FIN 48 did not have an impact on our Consolidated Financial Statements.

     Our results for the three and six months ended June 30, 2007 included a $1.5 million charge to cost of goods sold for the step-up of inventory under purchase accounting in accordance SFAS No. 141, “Accounting for Business Combinations.”

     Our results for the three and six months ended July 1, 2006 were impacted by net expenses related to the retirement of debt of $1.2 million and $5.6 million, respectively. There were no debt repurchases in 2007 (see Note 9 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q).

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended July 1, 2006

     The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as dollars and as a percentage of net sales for the three months ended June 30, 2007 and July 1, 2006. The results for 2007 include the impact of Hawaiian Tropic from April 18, 2007 to June 30, 2007. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Three Months Ended
	June 30, 2007		July 1, 2006
	$	%	$	%
Net Sales:
Skin Care	$129,875	55.1	$85,619	47.5
Feminine Care	58,598	24.9	53,931	29.9
Infant Care	47,195	20.0	40,739	22.6
	235,668	100.0	180,289	100.0
Cost of sales	112,266	47.6	82,877	46.0
Gross profit	123,402	52.4	97,412	54.0
Operating expenses:
Selling, general and administrative	83,231	35.4	64,872	36.0
Amortization of intangibles	704	0.3	651	0.3
Total operating expenses	83,935	35.7	65,523	36.3
Operating income	39,467	16.7	31,889	17.7
Interest expense, net	14,720	6.2	14,345	8.0
Expenses related to retirement of debt	—	—	1,162	0.6
Other expenses	11	0.0	51	0.0
Income before income taxes	24,736	10.5	16,331	9.1
Provision for income taxes	9,107	3.9	6,041	3.4
Net income	$15,629	6.6	$10,290	5.7

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Sales—Our consolidated net sales increased $55.4 million, or 31%, to $235.7 million in the second quarter of 2007 versus the second quarter of 2006.  Hawaiian Tropic had net sales of $31.3 million.  Net sales of all of our other products were $204.4 million, which increased $24.1 million, or 13% due to growth in all three product categories: Skin Care, which increased 15%, Feminine Care, which increased 9% and Infant Care, which increased 16%, versus the second quarter of 2006.

     Net sales of Skin Care products increased $44.2 million, or 52%, to $129.9 million in the second quarter of 2007. Hawaiian Tropic is now part of our Skin Care segment. Hawaiian Tropic net sales were $31.3 million. Net sales of our other Skin Care products were $98.6, or up 15%, due to higher shipments driven by Banana Boat Sun Care products due, in part, to a partial shift of shipments from the first quarter to the second quarter and the continued growth trend in this business.

     Net sales of Feminine Care products increased $4.7 million, or 9%, to $58.6 million in the second quarter of 2007 as compared to the similar quarter in 2006 due primarily to increased sales of plastic applicator tampons.The increase was driven by the launch of our Sport tampon product in the second half of 2006 and the impact of a lower level of replenishment orders in the second quarter of 2006 ahead of the reduction in box count (number of tampons per box) implemented in Gentle Glide in mid-2006.

     Net sales of Infant Care products increased $6.5 million, or 16%, to $47.2 million in the second quarter of 2007 due primarily to higher sales associated with Diaper Genie, which includes continued growth of Diaper Genie II, which was launched in the third quarter of 2006. Net sales in the second quarter of 2006 were negatively impacted by reductions in trade inventory to implement certain product and packaging changes related to Diaper Genie, and the anticipated launch of the new Diaper Genie II product.

Gross Profit—Our consolidated gross profit increased $26.0 million, or 27%, to $123.4 million in the second quarter of 2007 as compared to the similar quarter of 2006 due to higher net sales. Hawaiian Tropic gross profit was $11.2 million. Gross profit on all of our other products increased $14.8 million to $112.2 million. As a percentage of net sales, gross profit from non-Hawaiian Tropic products increased 90 basis points to 54.9% in the second quarter of 2007 from 54.0% in the second quarter of 2006 due primarily to improved product costs, and higher margins associated with new infant care products. The Hawaiian Tropic gross profit of $11.2 million includes the effect of a $1.5 million charge related to the amortization of the inventory step up.

Operating Income—Our consolidated operating income increased $7.6 million, or 24%, to $39.5 million in the second quarter of 2007 compared to the second quarter of 2006. Hawaiian Tropic operating income was $2.2 million. Operating income on all other products increased $5.4 million, or 17% versus the comparable year period due primarily to higher gross profit as noted above partially offset by increased advertising and promotional expenses.

Interest Expense, Net—Our consolidated interest expense, net increased $0.4 million to $14.7 million in the second quarter of 2007 versus the comparable period of 2006. The increase in interest expense, net is due to the impact of increased outstanding debt under our revolving credit facility related to the Hawaiian Tropic acquisition.

Expenses Related to Retirement of Debt—We did not repurchase any of our outstanding notes in the second quarter of 2007. In the second quarter of 2006, we repurchased on the open market, and subsequently canceled, $19.5 million principal amount of our 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”) at a premium of $0.9 million. As a result, in the second quarter of 2006, we wrote off $0.3 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased 9 3/8% Notes.

Provision for Income Taxes—Our consolidated income tax expense was $9.1 million for the second quarter of 2007, or 36.8% of pre-tax income. For the comparable period in 2006, our income tax expense was $6.0 million, or 37.0% of pre-tax income.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Six Months Ended June 30, 2007 Compared To Six Months Ended July 1, 2006

     The following table sets forth our Consolidated Statements of Income, including net sales by major product segment, as well as our consolidated results of operations expressed as dollars and as a percentage of net sales for the six months ended June 30, 2007 and July 1, 2006. The results for 2007 include the impact of Hawaiian Tropic from April 18, 2007 to June 30, 2007. The discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes in this Quarterly Report on Form 10–Q (in thousands):

	Six Months Ended
	June 30, 2007		July 1, 2006
	$	%	$	%
Net Sales:
Skin Care	$212,694	51.1	$162,151	45.5
Feminine Care	109,886	26.4	108,189	30.4
Infant Care	93,951	22.5	85,974	24.1
	416,531	100.0	356,314	100.0
Cost of sales	196,654	47.2	161,701	45.4
Gross profit	219,877	52.8	194,613	54.6
Operating expenses:
Selling, general and administrative	145,701	35.0	126,800	35.6
Amortization of intangibles	1,348	0.3	1,288	0.3
Total operating expenses	147,049	35.3	128,088	35.9
Operating income	72,828	17.5	66,525	18.7
Interest expense, net	27,857	6.7	28,835	8.1
Expenses related to retirement of debt	—	—	5,569	1.6
Other expenses	33	0.0	68	0.0
Income before income taxes	44,938	10.8	32,053	9.0
Provision for income taxes	16,471	4.0	12,344	3.5
Net income	$28,467	6.8	$19,709	5.5

Net Sales—Our consolidated net sales increased $60.2 million, or 17%, to $416.5 million in the first half of 2007 versus the first half of 2006. Hawaiian Tropic had net sales of $31.3 million. Net sales of all of our other products were $385.3 million, which increased $28.9 million, or 8% due to growth in all three product categories: Skin Care, which increased 12%, Feminine Care, which increased 2% and Infant Care, which increased 9%, versus the first half of 2006.

     Net sales of Skin Care products increased $50.5 million, or 31%, to $212.7 million for the first half of 2007. Hawaiian Tropic net sales were $31.3 million. Net sales of our other Skin Care products were $181.4 million, or up 12% due to higher shipments driven by Banana Boat Sun Care products, which continues the growth trend in this business.

     Net sales of Feminine Care products increased $1.7 million, or 2%, to $109.9 million in the first half of 2007 as compared to the similar period in 2006 due primarily to increased sales of plastic applicator tampons driven by the launch of our Sport tampon product in the second half of 2006.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

     Net sales of Infant Care products increased $8.0 million, or 9%, to $93.9 million in the first half of 2007 due primarily to higher sales associated with Diaper Genie.

Gross Profit—Our consolidated gross profit increased $25.3 million, or 13%, to $219.9 million in the first half of 2007 as compared to the similar period of 2006 due to higher net sales. Hawaiian Tropic gross profit was $11.2 million. Gross profit on all of our other products increased $14.1 million to $208.7 million. As a percentage of net sales, gross profit for our non-Hawaiian Tropic products decreased approximately 50 basis points to 54.1% in the first half of 2007 from 54.6 % in the first half of 2006. This decrease in gross profit margin is due primarily to the costs associated with new product launches.

Operating Income—Our consolidated operating income increased $6.3 million, or 10%, to $72.8 million in the first six months of 2007 compared to the first six months of 2006. Hawaiian Tropic operating income was $2.2 million. Operating income on all of our other products increased $4.1 million, or 6% due to higher net sales partially offset by increased advertising and promotional expenses.

Interest Expense, Net—Our consolidated interest expense, net decreased $1.0 million to $27.9 million in the first half of 2007 versus the comparable period of 2006. The decrease in interest expense, net is due to the impact of lower average debt balances as a result of our debt repurchases in 2006.

Expenses Related to Retirement of Debt—We did not repurchase any of our outstanding notes in the first half of 2007. In the first half of 2006, we repurchased on the open market, and subsequently canceled, $19.5 million principal amount of our 9 3 / 8% Notes at a premium of $0.9 million and $49.0 million principal amount of our 8% Senior Secured Notes due 2011 (the “8% Notes,”) (collectively, the “Notes,”) at a premium of $3.7 million. As a result, in the first half of 2006, we wrote off $1.0 million of unamortized deferred financing fees, representing the pro–rata portion of the unamortized deferred financing fees associated with the repurchased Notes.

Provision for Income Taxes—Our consolidated income tax expense was $16.5 million for the first half of 2007, a 36.7% effective tax rate. For the comparable period in 2006, our total income tax expense was $12.3 million, a 38.5% effective tax rate. Included in tax expense for the first six months of 2006 was a $0.4 million charge resulting from the reduction of excess deferred tax benefits determined as stock-based compensation awards vested. This charge added 1.2 percentage points to our effective tax rate for 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At June 30, 2007, we had $11.0 million of cash and cash equivalents as compared to $28.4 million at December 30, 2006. This decrease in cash was the result of the payment of semi–annual interest on our Notes of $25.1 million, the net impact of the working capital build for the sun care season, and tax payments of $12.2 million. Our net revolver borrowings of $85.1 million at June 30, 2007 resulted from the financing of the Hawaiian Tropic acquisition.

Cash Flows Analysis (unaudited, in thousands)	Six Months Ended
	June 30,	July 1,
	2007	2006
Net cash provided by operations	$15,602	$25,076
Net cash used for investing activities	(119,116)	(11,748)
Net cash provided by (used for) financing activities	85,721	(84,255)

Net Cash Provided by Operations—Our net cash provided by operations was $15.6 million for the six months ended June 30, 2007 as compared to $25.1 million provided by operations for the same period in 2006. The year over year decrease in cash provided by operations was due primarily to the timing of shipments and higher inventories, primarily in Banana Boat.

Net Cash Used for Investing Activities—Our cash used for investing activities of $119.1 million for the six months ended June 30, 2007 was comprised of $107.6 million paid to purchase the Hawaiian Tropic business including the purchase price, repayment of all outstanding Hawaiian Tropic debt, a seasonal working capital adjustment and fees and expenses of the transaction, and $10.5 million of capital expenditures in the normal course of business. This compares to capital expenditures of $8.9 million in the first half of 2006. Capital expenditures for 2007 are expected to be approximately $18 million. In addition, we had expenditures for certain licensing agreements of $1.0 million for the first half of 2007. For the first half of 2006, we had expenditures of $1.5 million for certain licensing agreements and $1.3 million to our former CEO under a non–compete agreement, for which payments ended in December 2006.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Net Cash Provided by (Used for) Financing Activities—Our cash provided by financing activities of $85.7 million during the first half of 2007 was due primarily to the net borrowings under our revolver of $85.1 million to finance the Hawaiian Tropic acquisition. In addition, we paid $1.8 million to purchase 132,673 shares of our common stock under our stock repurchase program. These shares are now included in treasury stock at cost. We also paid $0.4 million in fees related to our recent credit amendment. This was partially offset by $2.9 million net proceeds from the issuance of common stock upon the exercise of outstanding stock options under our equity award programs. During the first half of 2006, we repurchased $68.5 million principal amount of our Notes plus related premium costs of $4.6 million. In addition, we repaid $6.3 million outstanding on our revolver. We also paid $5.8 million to repurchase, on the open market, 500,000 shares of our common stock, which are included in treasury stock. This was partially offset by $0.9 million of net proceeds from the issuance of stock upon the exercise of outstanding stock options.

Capital Resources

     We intend to fund our operating cash, capital expenditures, debt service requirements and stock repurchase program through cash generated from operations and borrowings under our revolver through fiscal 2010. However, we may not generate sufficient cash from operations to make either the $290.2 million scheduled principal payment on the 8% Notes or the $288.7 million scheduled principal payment on the 9 3 / 8% Notes, both due in fiscal 2011. Accordingly, we may have to refinance our obligations, sell assets or raise equity capital to repay the principal amounts of these obligations. Historically, our cash from operations and refinancing activities have enabled us to meet all of our obligations. However, we cannot assure that our operating results will continue to be sufficient or that future borrowing facilities will be available for the payment or refinancing of our debt on economically attractive terms.

     As noted previously, on July 12, 2007, we announced the signing of a definitive agreement with Energizer under which Energizer will acquire all of our outstanding shares of common stock, including restricted stock, for $18.30 per share in cash plus the assumption of our debt. In addition, our vested and unvested options, restricted stock units and phantom stock will be cancelled, and the holders of these instruments will receive $18.30 per share underlying option, net of the applicable exercise price, and per restricted stock unit and phantom stock share.

     As part of this merger agreement, as soon as reasonably practicable after receipt of a written request from Energizer, we will take reasonable actions to commence offers to purchase any and all of the outstanding Notes (the “Offers”) on price terms and other customary terms and conditions specified by Energizer. The closing of the Offers would be conditioned upon the satisfaction of specified conditions to the closing of the merger between Energizer and Playtex (the “Merger”) and the purchase would occur on the closing date of the Merger. The purchases of the Notes pursuant to the Offers will be funded by Energizer.

     If requested by Energizer in writing on a timely basis, in addition to commencing Offers for the Notes, we will, to the extent permitted by the Notes and the indentures governing the Notes (the “Indentures”), (i) instruct the trustees under the respective Indentures (the “Trustees”) concurrently with the Merger closing to issue notices of redemption providing for the redemption on the then earliest permitted redemption date of all of the outstanding Notes pursuant to the applicable provisions of the Indentures or (ii) take any actions reasonably requested by Energizer at or immediately before the Merger closing to facilitate the defeasance and/or satisfaction and discharge of the Indentures and the Notes pursuant to the applicable sections of the Indentures; provided that prior to being required to make any irrevocable commitment with respect to these actions, Energizer shall have, or shall have caused to be, deposited with the Trustees sufficient funds to effect such redemption, defeasance satisfaction and discharge.

     In conjunction with the merger agreement with Energizer, we have agreed to pay Energizer a fee of $35 million if any of the following payment events occur:

  Termination of the merger agreement by: (A) Energizer because (i) our Board of Directors fails to make, withdraws or modifies in a manner adverse to Energizer its recommendation with respect to the merger agreement or the merger, or our Board of Directors fails to publicly confirm the prior board recommendation with respect to the merger agreement and the merger within ten business days of a written request made by Energizer, or (ii) Playtex willfully and materially breaches its obligations with respect to the stockholder meeting or the non-solicitation covenants; or (B) Playtex because our Board of Directors authorizes us to enter into an agreement concerning a superior proposal and Energizer does not make an offer at least as favorable to our stockholders. Payment of the termination fee for any of these payment events must be made simultaneously with the occurrence of the event; or

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

  Termination of the merger agreement by either Energizer or Playtex because the merger has not been consummated on or before December 31, 2007, but only if (A) prior to the stockholder meeting or December 31, 2007, as applicable, an acquisition proposal shall have been made from a party other than Energizer and not publicly withdrawn and (B) within 12 months following the date of such termination, Playtex shall have either entered into a definitive agreement to effect, or consummated, an acquisition proposal.

     If we fail promptly to pay any of the termination fees described above, we also agreed to pay any costs and expenses (including attorneys’ fees) incurred by Energizer in connection with any legal enforcement action for payment that results in a judgment against us for payment of the termination fees described above with interest on any amount of the termination fee at a rate per annum equal to 3% over the prime rate in effect on the date such payment should have been made.

     On April 18, 2007, we completed the Hawaiian Tropic acquisition. The purchase price for the stock, and the repayment of all outstanding debt at the closing of the Hawaiian Tropic acquisition was approximately $83 million, plus a seasonal working capital adjustment of $22.2 million, which is subject to further adjustment. Total fees and expenses for the acquisition were $2.4 million. In the aggregate, we have paid $107.6 million in connection with the Hawaiian Tropic acquisition, subject to further adjustment. We financed this acquisition under our existing revolver , which was amended to facilitate the transaction. The amendment, among other things, increased the availability under our revolver to $150 million from $100 million, reduced the borrowing rate by 50 basis points to the London Inter Bank Offer Rate (“LIBOR”) plus 175 basis points at the closing date of the acquisition and extended the maturity date by one year to February 2010. We expect the outstanding amounts under our revolver, which were approximately $120 million as of April 18, 2007 (closing date of the acquisition), to reduce significantly over the next several months as we convert the seasonal working capital for our sun care businesses, Banana Boat and Hawaiian Tropic, into cash. At month-end fiscal July 2007, our net revolver borrowing has decreased to approximately $43.2 million.

     On February 13, 2007, our Board of Directors authorized a stock buy-back program for the repurchase of up to $20 million of our common stock during fiscal 2007 (the “2007 Plan”). The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures. The 2007 Plan will enable us to mitigate the dilutive impact of our equity compensation programs. We repurchased 132,673 shares of our common stock during the first half of 2007 at a cost of $1.8 million, which shares are included in treasury stock. Under the terms of the Energizer Merger Agreement, we agreed to suspend the repurchase of shares pending the completion of the Energizer merger.

PLAYTEX PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Recently Issued Accounting Pronouncements

     We are currently evaluating the potential impact of adoption of the following two accounting pronouncements on our Consolidated Financial Statements:

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2008.

     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the type information used to develop assumptions used to measure fair value and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.

PLAYTEX PRODUCTS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The majority of our indebtedness at June 30, 2007 is comprised of fixed rate notes. We have in the past and may in the future use financial instruments, such as derivatives, to manage the impact of interest rate changes on our debt and its effect on our income and cash flows. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations, or to enter into contracts, which intentionally increase our underlying interest rate exposure. Our indebtedness at June 30, 2007 was comprised of $290.2 million of 8% Notes, $288.7 million of 9 3/8% Notes and $85.1 million outstanding under our revolver. As such, at June 30, 2007, a one percentage point change in our variable interest rate would not have a material impact on our consolidated interest expense.

     We enter into forward exchange contracts to hedge certain portions of forecasted cash flows denominated in the U.S. dollar made by a Canadian subsidiary, which has a different functional currency. At June 30, 2007, our open contracts had a fair value, which was a net liability of $0.6 million, had maturities of less than one year and require an aggregate purchase of $12.7 million in U.S. dollars by our Canadian subsidiary. These contracts are considered cash flow hedges and are accounted for in accordance with SFAS No. 133.

     For the six–month period ended June 30, 2007, we derived approximately 10% of net sales in currencies denominated other than the U.S. dollar, of which approximately 8% was from our Canadian operations. We conduct our international operations in a variety of countries and derive our sales in currencies including: the Euro, British pound, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our results may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. The majority of our products are manufactured in the U.S., but we do source some equipment, finished goods, components and raw materials from overseas, the majority of which is denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the latest fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     In our opinion, there are no claims, commitments, guarantees or litigations pending, except for the potential fees related to the Energizer agreement, described earlier under the caption “Capital Resources,” to which we or any of our subsidiaries is a party which would have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

     There have been no material changes in our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10–K for the year ended December 30, 2006.

Failure to complete the merger with Energizer could negatively impact the market price of our common stock.

     If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:

  the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the merger will be completed;

  unless the failure to complete the merger is a result of a willful failure of Energizer, costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the merger is not completed; and

  the diversion of management’s attention from the day-to-day business of Playtex, the potential disruption to our employees and our relationships with customers, suppliers and distributors and potential diversion from certain aspects of our previously announced capital expenditure program during the period before the completion of the merger may make it difficult for us to regain our financial and market positions if the merger does not occur.

     If the merger is not approved by our stockholders at the special meeting, Playtex and Energizer will not be permitted under Delaware law to complete the merger, and each of Playtex and Energizer will have the right to terminate the merger agreement. Upon such termination, Playtex may be required to pay Energizer a termination fee as noted previously. Further, if the merger is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.

There are restrictions that limit our ability to enter into an alternative transaction with a person or entity other than Energizer.

     Unless and until the merger agreement is terminated, subject to specified exceptions, Playtex is restricted from initiating, soliciting, or taking any action to facilitate or encourage the submission of any offer or proposal relating to an alternative transaction with any person or entity other than Energizer. In addition, Playtex will not be able to enter into an alternative transaction at a more favorable price, unless and until the merger agreement is terminated, which may result in Playtex incurring potentially significant fees to Energizer as previously discussed.

Uncertainties associated with the merger may cause us to lose key personnel.

     Our current and prospective associates may be uncertain about their future roles and relationships with Playtex following the completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On February 13, 2007, our Board of Directors authorized a stock buy-back program for the repurchase of up to $20 million of our common stock during fiscal 2007 (the “2007 Plan”). The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under our revolver and debt indentures. Under the terms of the Energizer Merger Agreement, we agreed to suspend the further repurchase of shares. The following table summarizes the issuer purchases of equity securities (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares
	Number	Price	Part of Publicly	that May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
	Purchased	Share	or Programs	Plans or Programs
April 1, 2007 to April 28, 2007	43	$ 13.57	43	$ 18,154
April 29, 2007 to June 2, 2007	—	—	—	$ 18,154
June 3, 2007 to June 30, 2007	—	—	—	$ 18,154
Total	43	$ 13.57	43	$ 18,154

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 2, 2007, the following actions were taken:

     Ten nominees were elected as Directors to hold office until the Annual Meeting of Stockholders in 2008 and until their successors are duly authorized and qualified.

Name	Votes For	Votes Withheld
Neil P. DeFeo	59,616,455	399,370
Herbert M. Baum	59,833,021	182,804
Michael R. Eisenson	59,534,618	481,207
Ronald B. Gordon	59,797,227	218,598
R. Jeffrey Harris	59,789,880	225,945
C. Ann Merrifield	59,878,625	137,200
Susan R. Nowakowski	59,770,245	245,580
Maureen Tart-Bezer	59,877,225	138,600
Douglas D. Wheat	58,366,742	1,649,083
Nick White	59,868,332	147,493

     The selection of the firm of KPMG LLP was ratified as our independent registered public accounting firm for fiscal 2007 by our stockholders.

Votes For	Votes Against	Abstentions
59,459,973	542,826	13,026

PLAYTEX PRODUCTS, INC.

PART II—OTHER INFORMATION (CONTINUED)

Item 5. Other Information

     The Company announced the election on May 2, 2007 of Maureen Tart-Bezer to the Playtex Board of Directors bringing the total number of directors to ten. Ms. Tart-Bezer will serve as a member of the Company’s Audit Committee and joins Ms. Nowakowski, who serves as our Audit Committee Chair, as also being deemed to be a financial expert.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated July 12, 2007, among Energizer Holdings, Inc., ETKM, Inc. and Playtex Products, Inc. (Incorporated herein by reference to Exhibit 2.1 of Playtex’s Current Report on Form 8-K dated July 13, 2007.)

10.1	Playtex Products, Inc. Change in Control Severance Plan. (Incorporated herein by reference to Exhibit 99.2 of Playtex’s Current Report on Form 8-K dated July 13, 2007.)

10.2	Resolution Approved by the Board of Directors on August 2, 2007, amending the Playtex Products, Inc. Change in Control Severance Plan.

31.1	Certifications by Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

PLAYTEX PRODUCTS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTEX PRODUCTS, INC.

Date:	August 8, 2007	By:	/S/ KRIS J. KELLEY
Kris J. Kelley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2007	By:	/S/ JOHN J. MCCOLGAN
John J. McColgan
Vice President—Corporate Controller and
Treasurer
(Principal Accounting Officer)